Form 10-Q
period 2023-09-30
REGIONS FINANCIAL CORP
filed 2023-11-07
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2023
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B	RF PRB	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
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
As of November 6, 2023 there were 930,064,938 shares of the issuer's common stock, par value $.01 per share, outstanding.

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
DPD - Days past due.
DBRS - Dominion Bond Rating Service Morningstar.
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
S&P - Standard and Poor's.
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
•Loss of customer checking and savings account deposits as customers pursue other, higher-yield investments, or the need to price interest-bearing deposits higher due to competitive forces. Either of these activities could increase our funding costs.
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
•Changes in laws and regulations affecting our businesses, including legislation and regulations relating to bank products and services, such as changes to debit card interchange fees, special FDIC assessments, any new long-term debt requirements, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, including as a result of the changes in U.S. presidential administration, control of the U.S. Congress, and changes in personnel at the bank regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(In millions, except share data)
Assets
Cash and due from banks	$1,554	$1,997
Interest-bearing deposits in other banks	7,462	9,230
Debt securities held to maturity (estimated fair value of $703 and $751, respectively)	763	801
Debt securities available for sale (amortized cost of $30,353 and $31,367, respectively)	26,228	27,933
Loans held for sale (includes $279 and $196 measured at fair value, respectively)	459	354
Loans, net of unearned income	98,942	97,009
Allowance for loan losses	(1,547)	(1,464)
Net loans	97,395	95,545
Other earning assets	1,552	1,308
Premises and equipment, net	1,616	1,718
Interest receivable	625	511
Goodwill	5,733	5,733
Residential mortgage servicing rights at fair value	932	812
Other identifiable intangible assets, net	216	249
Other assets	9,089	9,029
Total assets	$153,624	$155,220
Liabilities and Equity
Deposits:
Non-interest-bearing	$44,640	$51,348
Interest-bearing	81,559	80,395
Total deposits	126,199	131,743
Borrowed funds:
Short-term borrowings	2,000	—
Long-term borrowings	4,290	2,284
Total borrowed funds	6,290	2,284
Other liabilities	5,010	5,242
Total liabilities	137,499	139,269
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,403,500 shares	1,659	1,659
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—979,410,866 and 975,524,168 shares, respectively	10	10
Additional paid-in capital	11,996	11,988
Retained earnings	8,042	7,004
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(4,236)	(3,343)
Total shareholders’ equity	16,100	15,947
Noncontrolling interest	25	4
Total equity	16,125	15,951
Total liabilities and equity	$153,624	$155,220

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(In millions, except per share data)
Interest income on:
Loans, including fees	$1,462	$1,072	$4,276	$2,880
Debt securities	185	171	557	466
Loans held for sale	14	8	31	27
Other earning assets	105	92	282	177
Total interest income	1,766	1,343	5,146	3,550
Interest expense on:
Deposits	367	50	806	83
Short-term borrowings	39	—	86	—
Long-term borrowings	69	31	165	82
Total interest expense	475	81	1,057	165
Net interest income	1,291	1,262	4,089	3,385
Provision for credit losses	145	135	398	159
Net interest income after provision for credit losses	1,146	1,127	3,691	3,226
Non-interest income:
Service charges on deposit accounts	142	156	449	489
Card and ATM fees	126	126	377	383
Investment management and trust fee income	79	74	232	221
Capital markets income	64	93	174	278
Mortgage income	28	37	78	132
Securities gains (losses), net	(1)	(1)	(3)	(1)
Other	128	120	369	327
Total non-interest income	566	605	1,676	1,829
Non-interest expense:
Salaries and employee benefits	589	593	1,808	1,714
Equipment and software expense	107	98	310	290
Net occupancy expense	72	76	218	226
Other	325	403	895	821
Total non-interest expense	1,093	1,170	3,231	3,051
Income before income taxes	619	562	2,136	2,004
Income tax expense	129	133	453	444
Net income	$490	$429	$1,683	$1,560
Net income available to common shareholders	$465	$404	$1,609	$1,486
Weighted-average number of shares outstanding:
Basic	939	934	938	936
Diluted	940	940	940	942
Earnings per common share:
Basic	$0.49	$0.43	$1.72	$1.59
Diluted	0.49	0.43	1.71	1.58

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30
	2023	2022
	(In millions)
Net income	$490	$429
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and ($1) tax effect, respectively)	—	—
Net change in unrealized losses on securities transferred to held to maturity, net of tax	—	—
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($203) and ($376) tax effect, respectively)	(595)	(1,102)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	(1)	(1)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(594)	(1,101)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($93) and ($161) tax effect, respectively)	(274)	(471)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($21) and zero tax effect, respectively)	(61)	—
Net change in unrealized gains (losses) on derivative instruments, net of tax	(213)	(471)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($3) and ($2) tax effect, respectively)	(11)	(7)
Net change from defined benefit pension plans and other post employment benefits, net of tax	11	7
Other comprehensive income (loss), net of tax	(796)	(1,565)
Comprehensive income (loss)	$(306)	$(1,136)

	Nine Months Ended September 30
	2023	2022
	(In millions)
Net income	$1,683	$1,560
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and ($1) tax effect, respectively)	(1)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($177) and ($994) tax effect, respectively)	(518)	(2,913)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	(3)	(1)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(515)	(2,912)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($169) and ($301) tax effect, respectively)	(496)	(891)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($33) and $48 tax effect, respectively)	(96)	140
Net change in unrealized gains (losses) on derivative instruments, net of tax	(400)	(1,031)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($6) and ($5) tax effect, respectively)	(21)	(20)
Net change from defined benefit pension plans and other post employment benefits, net of tax	21	20
Other comprehensive income (loss), net of tax	(893)	(3,921)
Comprehensive income (loss)	$790	$(2,361)
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2022	2	$1,659	942	$10	$12,189	$5,550	$(1,371)	$289	$18,326	$—
Net income	—	—	—	—	—	548	—	—	548	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1,503)	(1,503)	—
Cash dividends declared	—	—	—	—	—	(159)	—	—	(159)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Impact of common stock share repurchases	—	—	(9)	—	(215)	—	—	—	(215)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	9	—	—	—	9	—
BALANCE AT MARCH 31, 2022	2	$1,659	933	$10	$11,983	$5,915	$(1,371)	$(1,214)	$16,982	$—

BALANCE AT APRIL 1, 2022	2	$1,659	933	$10	$11,983	$5,915	$(1,371)	$(1,214)	$16,982	$—
Net income	—	—	—	—	—	583	—	—	583	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(853)	(853)	—
Cash dividends declared	—	—	—	—	—	(159)	—	—	(159)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	1	—	(15)	—	—	—	(15)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	(6)	—	—	—	(6)	—
BALANCE AT JUNE 30, 2022	2	$1,659	934	$10	$11,962	$6,314	$(1,371)	$(2,067)	$16,507	$—

BALANCE AT JULY 1, 2022	2	$1,659	934	$10	$11,962	$6,314	$(1,371)	$(2,067)	$16,507	$—
Net income	—	—	—	—	—	429	—	—	429	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1,565)	(1,565)	—
Cash dividends declared	—	—	—	—	—	(187)	—	—	(187)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	14	—	—	—	14	—
BALANCE AT SEPTEMBER 30, 2022	2	$1,659	934	$10	$11,976	$6,531	$(1,371)	$(3,632)	$15,173	$—

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)

BALANCE AT JANUARY 1, 2023	2	$1,659	934	$10	$11,988	$7,004	$(1,371)	$(3,343)	$15,947	$4
Cumulative effect from change in accounting guidance	—	—	—	—	—	28	—	—	28	—
Net income	—	—	—	—	—	612	—	—	612	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	499	499	—
Cash dividends declared	—	—	—	—	—	(187)	—	—	(187)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	15
BALANCE AT MARCH 31, 2023	2	$1,659	934	$10	$11,996	$7,433	$(1,371)	$(2,844)	$16,883	$19

BALANCE AT APRIL 1, 2023	2	$1,659	934	$10	$11,996	$7,433	$(1,371)	$(2,844)	$16,883	$19
Net income	—	—	—	—	—	581	—	—	581	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(596)	(596)	—
Cash dividends declared	—	—	—	—	—	(187)	—	—	(187)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock transactions under compensation plans, net	—	—	5	—	(17)	—	—	—	(17)	—
Other	—	—	—	—	—	—	—	—	—	3
BALANCE AT JUNE 30, 2023	2	$1,659	939	$10	$11,979	$7,802	$(1,371)	$(3,440)	$16,639	$22

BALANCE AT JULY 1, 2023	2	$1,659	939	$10	$11,979	$7,802	$(1,371)	$(3,440)	$16,639	$22
Net income	—	—	—	—	—	490	—	—	490	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(796)	(796)	—
Cash dividends declared	—	—	—	—	—	(225)	—	—	(225)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	17	—	—	—	17	—
Other	—	—	—	—	—	—	—	—	—	3
BALANCE AT SEPTEMBER 30, 2023	2	$1,659	939	$10	$11,996	$8,042	$(1,371)	$(4,236)	$16,100	$25
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2023	2022
	(In millions)
Operating activities:
Net income	$1,683	$1,560
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	398	159
Depreciation, amortization and accretion, net	183	284
Securities (gains) losses, net	3	1
Deferred income tax expense (benefit)	24	42
Originations and purchases of loans held for sale	(3,591)	(3,852)
Proceeds from sales of loans held for sale	3,489	4,078
(Gain) loss on sale of loans, net	(25)	(25)
Net change in operating assets and liabilities:
Other earning assets	(244)	(157)
Interest receivable and other assets	(225)	(2,024)
Other liabilities	(270)	1,810
Other	28	(50)
Net cash from operating activities	1,453	1,826
Investing activities:
Proceeds from maturities of debt securities held to maturity	37	81
Proceeds from sales of debt securities available for sale	49	1,135
Proceeds from maturities of debt securities available for sale	2,245	3,588
Purchases of debt securities available for sale	(1,346)	(8,470)
Net (payments for) proceeds from bank-owned life insurance	—	(1)
Proceeds from sales of loans	184	1,718
Purchases of loans	(327)	(816)
Net change in loans	(2,042)	(7,983)
Purchases of mortgage servicing rights	(136)	(262)
Net purchases of other assets	(115)	(62)
Net cash from investing activities	(1,451)	(11,072)
Financing activities:
Net change in deposits	(5,544)	(3,694)
Net change in short-term borrowings	2,000	—
Proceeds from long-term borrowings	2,000	—
Cash dividends on common stock	(561)	(478)
Cash dividends on preferred stock	(74)	(74)
Repurchases of common stock	—	(230)
Taxes paid related to net share settlement of equity awards	(34)	(23)
Net cash from financing activities	(2,213)	(4,499)
Net change in cash and cash equivalents	(2,211)	(13,745)
Cash and cash equivalents at beginning of year	11,227	29,411
Cash and cash equivalents at end of period	$9,016	$15,666
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
NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	September 30, 2023
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$255	$—	$(8)	$247	$—	$(28)	$219
Commercial agency	517	—	(1)	516	—	(32)	484
	$772	$—	$(9)	$763	$—	$(60)	$703

Debt securities available for sale:
U.S. Treasury securities	$1,316	$—	$(130)	$1,186			$1,186
Federal agency securities	1,087	—	(83)	1,004			1,004
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	18,802	—	(3,062)	15,740			15,740
Commercial agency	7,934	—	(776)	7,158			7,158
Commercial non-agency	93	—	(15)	78			78
Corporate and other debt securities	1,119	—	(59)	1,060			1,060
	$30,353	$—	$(4,125)	$26,228			$26,228

	December 31, 2022
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$289	$—	$(10)	$279	$—	$(21)	$258
Commercial agency	523	—	(1)	522	—	(29)	493
	$812	$—	$(11)	$801	$—	$(50)	$751

Debt securities available for sale:
U.S. Treasury securities	$1,310	$—	$(123)	$1,187			$1,187
Federal agency securities	898	—	(62)	836			836
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,477	—	(2,523)	16,954			16,954
Residential non-agency	1	—	—	1			1
Commercial agency	8,262	—	(649)	7,613			7,613
Commercial non-agency	198	—	(12)	186			186
Corporate and other debt securities	1,219	1	(66)	1,154			1,154
	$31,367	$1	$(3,435)	$27,933			$27,933
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.
Debt securities with carrying values of $23.3 billion and $8.8 billion at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements, including the BTFP. Securities that are pledged to secure funding from the BTFP are unencumbered until an advance is taken through the program.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$255	$219
Commercial agency	517	484
	$772	$703
Debt securities available for sale:
Due in one year or less	$273	$268
Due after one year through five years	2,696	2,477
Due after five years through ten years	391	367
Due after ten years	164	140
Mortgage-backed securities:
Residential agency	18,802	15,740
Commercial agency	7,934	7,158
Commercial non-agency	93	78
	$30,353	$26,228
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2023 and December 31, 2022. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below compares the securities' original amortized cost to its current estimated fair value. All securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	September 30, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$220	$(36)	$220	$(36)
Commercial agency	—	—	483	(33)	483	(33)
	$—	$—	$703	$(69)	$703	$(69)

Debt securities available for sale:
U.S Treasury securities	$13	$—	$1,162	$(130)	$1,175	$(130)
Federal agency securities	332	(18)	643	(65)	975	(83)
Mortgage-backed securities:
Residential agency	966	(46)	14,760	(3,016)	15,726	(3,062)
Commercial agency	678	(52)	6,480	(724)	7,158	(776)
Commercial non-agency	—	—	78	(15)	78	(15)
Corporate and other debt securities	134	(2)	897	(57)	1,031	(59)
	$2,123	$(118)	$24,020	$(4,007)	$26,143	$(4,125)

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$251	$(29)	$7	$(1)	$258	$(30)
Commercial agency	469	(26)	24	(4)	493	(30)
	$720	$(55)	$31	$(5)	$751	$(60)

Debt securities available for sale:
U.S. Treasury securities	$276	$(8)	$903	$(115)	$1,179	$(123)
Federal agency securities	766	(50)	53	(12)	819	(62)
Mortgage-backed securities:
Residential agency	9,350	(1,005)	7,578	(1,518)	16,928	(2,523)
Commercial agency	6,110	(400)	1,503	(249)	7,613	(649)
Commercial non-agency	141	(8)	45	(4)	186	(12)
Corporate and other debt securities	736	(36)	354	(30)	1,090	(66)
	$17,379	$(1,507)	$10,436	$(1,928)	$27,815	$(3,435)
The number of individual debt positions in an unrealized loss position in the tables above increased to 1,842 at September 30, 2023 from 1,806 at December 31, 2022. The increase in the number of securities and the total amount of unrealized losses from year-end 2022 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of debt securities available for sale were immaterial for the three and nine months ended September 30, 2023 and 2022. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, impairment identified by management was immaterial for the three and nine months ended September 30, 2023. No impairment was identified by management for the three and nine months ended September 30, 2022.

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	September 30, 2023	December 31, 2022
	(In millions)
Commercial and industrial	$51,604	$50,905
Commercial real estate mortgage—owner-occupied	4,833	5,103
Commercial real estate construction—owner-occupied	270	298
Total commercial	56,707	56,306
Commercial investor real estate mortgage	6,436	6,393
Commercial investor real estate construction	2,301	1,986
Total investor real estate	8,737	8,379
Residential first mortgage	20,059	18,810
Home equity lines	3,240	3,510
Home equity loans	2,428	2,489
Consumer credit card	1,261	1,248
Other consumer—exit portfolio	356	570
Other consumer	6,154	5,697
Total consumer	33,498	32,324
Total loans, net of unearned income	$98,942	$97,009
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
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2023	$708	$151	$654	$1,513
Provision for loan losses	25	17	93	135
Loan losses:
Charge-offs	(54)	—	(70)	(124)
Recoveries	13	—	10	23
Net loan (losses) recoveries	(41)	—	(60)	(101)
Allowance for loan losses, September 30, 2023	692	168	687	1,547
Reserve for unfunded credit commitments, July 1, 2023	82	19	19	120
Provision for (benefit from) unfunded credit commitments	8	—	2	10
Reserve for unfunded credit commitments, September 30, 2023	90	19	21	130
Allowance for credit losses, September 30, 2023	$782	$187	$708	$1,677

	Three Months Ended September 30, 2022
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2022	$597	$91	$737	$1,425
Provision for loan losses	78	8	17	103
Loan losses:
Charge-offs	(20)	—	(115)	(135)
Recoveries	13	—	12	25
Net loan (losses) recoveries	(7)	—	(103)	(110)
Allowance for loan losses, September 30, 2022	668	99	651	1,418
Reserve for unfunded credit commitments, July 1, 2022	57	10	22	89
Provision for unfunded credit commitments	10	7	15	32
Reserve for unfunded credit commitments, September 30, 2022	67	17	37	121
Allowance for credit losses, September 30, 2022	$735	$116	$688	$1,539

	Nine Months Ended September 30, 2023
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2022	$665	$121	$678	$1,464
Cumulative effect of accounting guidance (1)	(3)	(3)	(32)	(38)
Allowance for loan losses, January 1, 2023 (adjusted for change in accounting guidance)	662	118	646	$1,426
Provision for loan losses	141	50	195	386
Loan losses:
Charge-offs	(155)	—	(186)	(341)
Recoveries	44	—	32	76
Net loan (losses) recoveries	(111)	—	(154)	(265)
Allowance for loan losses, September 30, 2023	692	168	687	1,547
Reserve for unfunded credit commitments, January 1, 2023	72	21	25	118
Provision for (benefit from) unfunded credit losses	18	(2)	(4)	12
Reserve for unfunded credit commitments, September 30, 2023	90	19	21	130
Allowance for credit losses, September 30, 2023	$782	$187	$708	$1,677

	Nine Months Ended September 30, 2022
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2022	$682	$79	$718	$1,479
Provision for loan losses	15	19	99	133
Loan losses:
Charge-offs	(68)	—	(214)	(282)
Recoveries	39	1	48	88
Net loan (losses) recoveries	(29)	1	(166)	(194)
Allowance for loan losses, September 30, 2022	668	99	651	1,418
Reserve for unfunded credit commitments, January 1, 2022	58	8	29	95
Provision for unfunded credit losses	9	9	8	26
Reserve for unfunded credit commitments, September 30, 2022	67	17	37	121
Allowance for credit losses, September 30, 2022	$735	$116	$688	$1,539
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
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, by vintage year as of September 30, 2023 and December 31, 2022. Gross charge-offs are also presented by vintage year for the nine months ended September 30, 2023 as a result of the prospective adoption of new accounting guidance. See Note 1 and Note 12 for additional information. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding Regions' credit quality indicators.

	September 30, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2023	2022	2021	2020	2019	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$6,777	$10,120	$5,604	$2,561	$1,567	$3,464	$19,069	$—	$(84)	$49,078
Special Mention	25	273	62	36	15	40	458	—	—	909
Substandard Accrual	177	219	112	44	22	4	678	—	—	1,256
Non-accrual	78	58	27	11	22	7	158	—	—	361
Total commercial and industrial	$7,057	$10,670	$5,805	$2,652	$1,626	$3,515	$20,363	$—	$(84)	$51,604
Gross charge-offs	$3	$49	$47	$22	$12	$12	$9	$—	$—	$154

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$541	$954	$1,026	$714	$375	$875	$86	$—	$(6)	$4,565
Special Mention	10	29	32	32	8	23	3	—	—	137
Substandard Accrual	8	22	27	9	12	9	1	—	—	88
Non-accrual	8	2	11	9	3	10	—	—	—	43
Total commercial real estate mortgage—owner-occupied:	$567	$1,007	$1,096	$764	$398	$917	$90	$—	$(6)	$4,833
Gross charge-offs	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$43	$84	$47	$24	$12	$39	$1	$—	$—	$250
Special Mention	—	7	—	—	—	1	—	—	—	8
Substandard Accrual	—	1	—	—	—	1	—	—	—	2
Non-accrual	2	—	—	3	1	4	—	—	—	10
Total commercial real estate construction—owner-occupied:	$45	$92	$47	$27	$13	$45	$1	$—	$—	$270
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial	$7,669	$11,769	$6,948	$3,443	$2,037	$4,477	$20,454	$—	$(90)	$56,707
Gross commercial charge-offs	$4	$49	$47	$22	$12	$12	$9	$—	$—	$155

Commercial investor real estate mortgage:
Risk rating:
Pass	$851	$1,738	$1,075	$631	$341	$192	$420	$—	$(4)	$5,244
Special Mention	51	317	85	21	17	3	70	—	—	564
Substandard Accrual	111	155	31	49	68	43	2	—	—	459
Non-accrual	101	—	37	—	12	19	—	—	—	169
Total commercial investor real estate mortgage	$1,114	$2,210	$1,228	$701	$438	$257	$492	$—	$(4)	$6,436
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor real estate construction:
Risk rating:
Pass	$232	$796	$423	$25	$1	$1	$677	$—	$(15)	$2,140
Special Mention	—	101	—	—	—	—	34	—	—	135
Substandard Accrual	—	2	—	18	—	—	6	—	—	26
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$232	$899	$423	$43	$1	$1	$717	$—	$(15)	$2,301
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total investor real estate	$1,346	$3,109	$1,651	$744	$439	$258	$1,209	$—	$(19)	$8,737
Gross investor real estate charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2023	2022	2021	2020	2019	Prior
	(In millions)
Residential first mortgage:
FICO scores:
Above 720	$1,617	$2,805	$4,414	$4,480	$821	$2,441	$—	$—	$—	$16,578
681-720	193	315	364	261	68	297	—	—	—	1,498
620-680	70	164	162	111	46	285	—	—	—	838
Below 620	13	77	107	83	51	390	—	—	—	721
Data not available	26	17	50	45	12	98	1	—	175	424
Total residential first mortgage	$1,919	$3,378	$5,097	$4,980	$998	$3,511	$1	$—	$175	$20,059
Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$—	$1

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,423	$45	$—	$2,468
681-720	—	—	—	—	—	—	336	11	—	347
620-680	—	—	—	—	—	—	192	10	—	202
Below 620	—	—	—	—	—	—	94	7	—	101
Data not available	—	—	—	—	—	—	86	4	32	122
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,131	$77	$32	$3,240
Gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$—	$—	$3

Home equity loans:
FICO scores:
Above 720	$235	$388	$410	$216	$99	$566	$—	$—	$—	$1,914
681-720	37	65	56	22	15	65	—	—	—	260
620-680	12	26	22	9	9	55	—	—	—	133
Below 620	2	8	10	4	7	36	—	—	—	67
Data not available	—	3	5	3	3	24	—	—	16	54
Total home equity loans	$286	$490	$503	$254	$133	$746	$—	$—	$16	$2,428
Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$—	$1

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$725	$—	$—	$725
681-720	—	—	—	—	—	—	245	—	—	245
620-680	—	—	—	—	—	—	204	—	—	204
Below 620	—	—	—	—	—	—	89	—	—	89
Data not available	—	—	—	—	—	—	14	—	(16)	(2)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,277	$—	$(16)	$1,261
Gross charge-offs	$—	$—	$—	$—	$—	$—	$38	$—	$—	$38

Other consumer—exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$—	$74	$159	$—	$—	$—	$233
681-720	—	—	—	—	22	38	—	—	—	60
620-680	—	—	—	—	13	26	—	—	—	39
Below 620	—	—	—	—	5	16	—	—	—	21
Data not available	—	—	—	—	—	3	—	—	—	3
Total Other consumer- exit portfolios	$—	$—	$—	$—	$114	$242	$—	$—	$—	$356
Gross charge-offs	$—	$—	$—	$—	$4	$7	$—	$—	$—	$11

	September 30, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2023	2022	2021	2020	2019	Prior
	(In millions)
Other consumer(2):
FICO scores:
Above 720	$1,088	$1,625	$533	$303	$165	$130	$116	$—	$—	$3,960
681-720	208	438	150	81	37	32	66	—	—	1,012
620-680	137	323	113	55	25	22	55	—	—	730
Below 620	40	142	67	32	15	16	27	—	—	339
Data not available	66	7	5	5	118	68	3	—	(159)	113
Total other consumer	$1,539	$2,535	$868	$476	$360	$268	$267	$—	$(159)	$6,154
Gross charge-offs	$38	$40	$25	$13	$7	$9	$—	$—	$—	$132

Total consumer loans	$3,744	$6,403	$6,468	$5,710	$1,605	$4,767	$4,676	$77	$48	$33,498
Gross consumer charge-offs	$38	$40	$25	$13	$11	$18	$41	$—	$—	$186

Total Loans	$12,759	$21,281	$15,067	$9,897	$4,081	$9,502	$26,339	$77	$(61)	$98,942
Total Gross charge-offs	$42	$89	$72	$35	$23	$30	$50	$—	$—	$341

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$11,948	$7,167	$3,277	$2,297	$1,026	$3,283	$19,599	$—	$313	$48,910
Special Mention	85	120	70	30	32	1	282	—	—	620
Substandard Accrual	248	114	39	57	53	17	500	—	—	1,028
Non-accrual	95	55	11	9	36	6	135	—	—	347
Total commercial and industrial	$12,376	$7,456	$3,397	$2,393	$1,147	$3,307	$20,516	$—	$313	$50,905

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$1,058	$1,175	$929	$479	$519	$626	$89	$—	$(5)	$4,870
Special Mention	7	32	17	10	15	12	2	—	—	95
Substandard Accrual	10	16	36	35	5	6	1	—	—	109
Non-accrual	1	2	9	1	5	11	—	—	—	29
Total commercial real estate mortgage—owner-occupied:	$1,076	$1,225	$991	$525	$544	$655	$92	$—	$(5)	$5,103

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$115	$79	$22	$15	$15	$38	$1	$—	$—	$285
Special Mention	—	—	—	—	2	—	—	—	—	2
Substandard Accrual	2	—	2	—	—	1	—	—	—	5
Non-accrual	—	—	1	1	—	4	—	—	—	6
Total commercial real estate construction—owner-occupied:	$117	$79	$25	$16	$17	$43	$1	$—	$—	$298
Total commercial	$13,569	$8,760	$4,413	$2,934	$1,708	$4,005	$20,609	$—	$308	$56,306

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Commercial investor real estate mortgage:
Risk rating:
Pass	$2,332	$1,321	$634	$466	$257	$94	$490	$—	$(7)	$5,587
Special Mention	229	75	—	18	—	3	38	—	—	363
Substandard Accrual	107		74	138	68	3	—	—	—	390
Non-accrual	52	—	—	—	—	1	—	—	—	53
Total commercial investor real estate mortgage	$2,720	$1,396	$708	$622	$325	$101	$528	$—	$(7)	$6,393

Commercial investor real estate construction:
Risk rating:
Pass	$458	$402	$205	$112	$—	$1	$722	$—	$(16)	$1,884
Special Mention	25	52	—	—	—	—	5	—	—	82
Substandard Accrual	3	—	17	—	—	—	—	—	—	20
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$486	$454	$222	$112	$—	$1	$727	$—	$(16)	$1,986
Total investor real estate	$3,206	$1,850	$930	$734	$325	$102	$1,255	$—	$(23)	$8,379

Residential first mortgage:
FICO scores:
Above 720	$2,485	$4,455	$4,765	$899	$327	$2,445	$—	$—	$—	$15,376
681-720	337	412	313	83	42	300	—	—	—	1,487
620-680	168	183	129	53	34	295	—	—	—	862
Below 620	42	92	77	52	40	379	—	—	—	682
Data not available	27	45	47	13	4	98	2	—	167	403
Total residential first mortgage	$3,059	$5,187	$5,331	$1,100	$447	$3,517	$2	$—	$167	$18,810

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,620	$47	$—	$2,667
681-720	—	—	—	—	—	—	369	12	—	381
620-680	—	—	—	—	—	—	212	11	—	223
Below 620	—	—	—	—	—	—	99	8	—	107
Data not available	—	—	—	—	—	—	97	4	31	132
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,397	$82	$31	$3,510

Home equity loans
FICO scores:
Above 720	$436	$466	$250	$117	$106	$582	$—	$—	$—	$1,957
681-720	75	62	26	17	14	67	—	—	—	261
620-680	29	28	11	12	9	58	—	—	—	147
Below 620	4	8	4	5	7	38	—	—	—	66
Data not available	4	3	3	3	4	24	—	—	17	58
Total home equity loans	$548	$567	$294	$154	$140	$769	$—	$—	$17	$2,489

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$719	$—	$—	$719
681-720	—	—	—	—	—	—	246	—	—	246
620-680	—	—	—	—	—	—	204	—	—	204
Below 620	—	—	—	—	—	—	86	—	—	86
Data not available	—	—	—	—	—	—	9	—	(16)	(7)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,264	$—	$(16)	$1,248

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Other consumer- exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$102	$172	$96	$—	$—	$—	$370
681-720	—	—	—	30	40	23	—	—	—	93
620-680	—	—	—	17	30	17	—	—	—	64
Below 620	—	—	—	7	17	10	—	—	—	34
Data not available	—	—	—	1	3	3	—	—	2	9
Total other consumer- exit portfolios	$—	$—	$—	$157	$262	$149	$—	$—	$2	$570

Other consumer(2):
FICO scores:
Above 720	$2,072	$674	$382	$215	$99	$80	$119	$—	$—	$3,641
681-720	493	200	106	50	23	20	66	—	—	958
620-680	348	153	73	34	19	15	55	—	—	697
Below 620	102	69	38	20	12	8	23	—	—	272
Data not available	61	6	5	130	73	5	2	—	(153)	129
Total other consumer	$3,076	$1,102	$604	$449	$226	$128	$265	$—	$(153)	$5,697
Total consumer loans	$6,683	$6,856	$6,229	$1,860	$1,075	$4,563	$4,928	$82	$48	$32,324
Total Loans	$23,458	$17,466	$11,572	$5,528	$3,108	$8,670	$26,792	$82	$333	$97,009
________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Other consumer class includes overdrafts and related gross charge-offs. Overdrafts are included in the current vintage year and the majority of overdraft gross charge-offs for the nine months ended September 30, 2023 are also included in the current vintage year.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of September 30, 2023 and December 31, 2022. Loans on non-accrual status with no related allowance totaled $225 million comprised of commercial and investor real estate loans at September 30, 2023. Loans on non-accrual status with no related allowance totaled $151 million comprised of commercial loans at December 31, 2022. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	September 30, 2023
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$37	$15	$13	$65	$51,243	$361	$51,604
Commercial real estate mortgage—owner-occupied	5	2	1	8	4,790	43	4,833
Commercial real estate construction—owner-occupied	—	—	—	—	260	10	270
Total commercial	42	17	14	73	56,293	414	56,707
Commercial investor real estate mortgage	115	—	—	115	6,267	169	6,436
Commercial investor real estate construction	—	—	—	—	2,301	—	2,301
Total investor real estate	115	—	—	115	8,568	169	8,737
Residential first mortgage	97	41	81	219	20,035	24	20,059
Home equity lines	19	14	16	49	3,211	29	3,240
Home equity loans	7	4	7	18	2,422	6	2,428
Consumer credit card	11	7	17	35	1,261		1,261
Other consumer—exit portfolios	4	2	1	7	356	—	356
Other consumer	52	28	27	107	6,154	—	6,154
Total consumer	190	96	149	435	33,439	59	33,498
	$347	$113	$163	$623	$98,300	$642	$98,942

	December 31, 2022
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$36	$20	$30	$86	$50,558	$347	$50,905
Commercial real estate mortgage—owner-occupied	7	2	1	10	5,074	29	5,103
Commercial real estate construction—owner-occupied	—	—	—	—	292	6	298
Total commercial	43	22	31	96	55,924	382	56,306
Commercial investor real estate mortgage	—	—	40	40	6,340	53	6,393
Commercial investor real estate construction	—	—	—	—	1,986	—	1,986
Total investor real estate	—	—	40	40	8,326	53	8,379
Residential first mortgage	87	45	81	213	18,779	31	18,810
Home equity lines	18	12	15	45	3,482	28	3,510
Home equity loans	8	3	8	19	2,483	6	2,489
Consumer credit card	9	7	15	31	1,248	—	1,248
Other consumer—exit portfolios	7	3	1	11	570	—	570
Other consumer	46	21	17	84	5,697	—	5,697
Total consumer	175	91	137	403	32,259	65	32,324
	$218	$113	$208	$539	$96,509	$500	$97,009

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
For each portfolio segment and class, the following tables present the end of period balance of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification in three and nine months ended September 30, 2023. During the periods presented, the Company did not make any modifications of principal forgiveness.

	Three Months Ended September 30, 2023
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Term Extension and Payment Deferral		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$197	0.38%	$9	0.02%	$—	—%	$48	0.09%	$254	0.49%
Commercial real estate mortgage—owner-occupied	3	0.06%	—	—%	—	—%	—	—%	3	0.06%
Total commercial	200	0.35%	9	0.02%	—	—%	48	0.08%	257	0.45%
Commercial investor real estate mortgage	89	1.39%	—	—%	—	—%	—	—%	89	1.39%
Commercial investor real estate construction	2	0.08%	—	—%	—	—%	—	—%	2	0.08%
Total investor real estate	91	1.04%	—	—%	—	—%	—	—%	91	1.04%
Residential first mortgage	25	0.12%	2	0.01%	1	0.01%	—	—%	28	0.14%
Home equity lines	—	—%	—	—%	2	0.04%	—	—%	2	0.05%
Home equity loans	1	0.04%	—	—%	1	0.05%	—	—%	2	0.09%
Total consumer	26	0.08%	2	0.01%	4	0.01%	—	—%	32	0.10%
Total	$317	0.32%	$11	0.01%	$4	—%	$48	0.05%	$380	0.38%

	Nine Months Ended September 30, 2023
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Term Extension and Payment Deferral		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$255	0.49%	$148	0.29%	$—	—%	$48	0.09%	$451	0.87%
Commercial real estate mortgage—owner-occupied	9	0.18%	—	—%	—	—%	—	—%	9	0.18%
Commercial real estate construction—owner-occupied	2	0.71%	—	—%	—	—%	—	—%	2	0.86%
Total commercial	266	0.47%	148	0.26%	—	—%	48	0.08%	462	0.81%
Commercial investor real estate mortgage	151	2.35%	—	—%	—	—%	—	—%	151	2.35%
Commercial investor real estate construction	2	0.08%	—	—%	—	—%	—	—%	2	0.08%
Total investor real estate	153	1.75%	—	—%	—	—%	—	—%	153	1.75%
Residential first mortgage	72	0.36%	3	0.01%	3	0.02%	—	—%	78	0.39%
Home equity lines	1	0.02%	—	—%	2	0.08%	—	—%	3	0.10%
Home equity loans	3	0.13%	—	—%	4	0.15%	—	—%	7	0.29%
Total consumer	76	0.23%	3	0.01%	9	0.03%	—	—%	88	0.26%
Total	$495	0.45%	$151	0.15%	$9	0.01%	$48	0.05%	$703	0.71%
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

	Three Months Ended September 30, 2023
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification		Term Extension and Payment Deferral
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate	Weighted-Average Term Extension	Weighted-Average Payment Deferral
	(In years, except for percentage data)
Commercial and industrial	0.67	0.25	—	—	2	2
Commercial real estate mortgage—owner-occupied	0.92	—	—	—	—	—
Commercial investor real estate mortgage	0.58	—	—	—	—	—
Commercial investor real estate construction	0.42	—	—	—	—	—
Residential first mortgage	7	0.92	7	1%	—	—
Home equity lines	—	—	20	2%	—	—
Home equity loans	12	—	15	2%	—	—

	Nine Months Ended September 30, 2023
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification		Term Extension and Payment Deferral
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate	Weighted-Average Term Extension	Weighted-Average Payment Deferral
	(In years, except for percentage data)
Commercial and industrial	0.75	0.50	—	—	2	2
Commercial real estate mortgage—owner-occupied	0.83	—	—	—	—	—
Commercial real estate construction—owner-occupied	0.25	—	—	—	—	—
Commercial investor real estate mortgage	0.67	—	—	—	—	—
Commercial investor real estate construction	0.42	—	—	—	—	—
Residential first mortgage	6	0.92	7	1%	—	—
Home equity lines	18	—	19	2%	—	—
Home equity loans	14	—	15	2%	—	—
In addition to the financial impacts in the table above, during the nine months ended September 30, 2023, there were instances of commercial and industrial payment deferrals in which the amortization period was doubled to maturity.

The following tables include the end of period balance of aging and non-accrual performance for modifications to troubled borrowers modified in the three and nine month periods since the adoption of related accounting guidance by portfolio segment and class.

	Three Months Ended September 30, 2023
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$73	$1	$—	$180	$254
Commercial real estate mortgage—owner-occupied	1	—	—	2	3
Total commercial	74	1	—	182	257
Commercial investor real estate mortgage	40	—	—	49	89
Commercial investor real estate construction	2	—	—	—	2
Total investor real estate	42	—	—	49	91
Residential first mortgage	25	2	—	1	28
Home equity lines	2	—	—	—	2
Home equity loans	1	—	—	1	2
Total consumer	28	2	—	2	32
	$144	$3	$—	$233	$380

	Nine Months Ended September 30, 2023
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$258	$2	$5	$186	$451
Commercial real estate mortgage—owner-occupied	4	—	—	5	9
Commercial real estate construction—owner-occupied	—	—	—	2	2
Total commercial	262	2	5	193	462
Commercial investor real estate mortgage	40	48	—	63	151
Commercial investor real estate construction	2	—	—	—	2
Total investor real estate	42	48	—	63	153
Residential first mortgage	63	10	3	2	78
Home equity lines	3	—	—	—	3
Home equity loans	5	—	—	2	7
Total consumer	71	10	3	4	88
	$375	$60	$8	$260	$703
For modifications to troubled borrowers, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified as non-accrual status during the reporting period. As of September 30, 2023, subsequent defaults of the loans restructured as a modification to a troubled borrower during the three and nine-month periods ended September 30, 2023 were immaterial.
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

	Three Months Ended September 30, 2022
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	16	$55	$—
Commercial real estate mortgage—owner-occupied	1	—	—
Commercial real estate construction—owner-occupied	—	3	—
Total commercial	17	58	—
Commercial investor real estate mortgage	2	—	—
Commercial investor real estate construction	—	—	—
Total investor real estate	2	—	—
Residential first mortgage	118	16	1
Home equity lines	21	1	1
Home equity loans	45	3	—
Consumer credit card	—	—	—
Other consumer—exit portfolios	—	—	—
Other consumer	2	—	—
Total consumer	184	20	2
	203	$78	$2

	Nine Months Ended September 30, 2022
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	36	$115	$—
Commercial real estate mortgage—owner-occupied	10	3	—
Commercial real estate construction—owner-occupied	—	3	—
Total commercial	46	121	—
Commercial investor real estate mortgage	4	35	—
Commercial investor real estate construction	—	—	—
Total investor real estate	4	35	—
Residential first mortgage	843	116	5
Home equity lines	75	5	3
Home equity loans	155	11	—
Consumer credit card	2	—	—
Other consumer—exit portfolios	—	—	—
Other consumer	4	—	—
Total consumer	1,079	132	8
	1,129	$288	$8

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(In millions)
Carrying value, beginning of period	$801	$770	$812	$418
Additions	8	9	20	38
Purchases (1)	106	25	138	281
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	45	28	41	127
Economic amortization associated with borrower repayments (2)	(28)	(23)	(79)	(55)
Carrying value, end of period	$932	$809	$932	$809
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	September 30
	2023	2022
	(Dollars in millions)
Unpaid principal balance	$61,452	$53,947
Weighted-average CPR (%)	7.7%	7.6%
Estimated impact on fair value of a 10% increase	$(59)	$(56)
Estimated impact on fair value of a 20% increase	$(100)	$(96)
Option-adjusted spread (basis points)	483	479
Estimated impact on fair value of a 10% increase	$(20)	$(17)
Estimated impact on fair value of a 20% increase	$(40)	$(35)
Weighted-average coupon interest rate	3.7%	3.5%
Weighted-average remaining maturity (months)	303	309
Weighted-average servicing fee (basis points)	27.3	27.1
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $42 million and $40 million for the three months ended September 30, 2023 and 2022, respectively and $119 million and $95 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Regions' DUS portfolio totaled $85 million and $81 million at September 30, 2023 and December 31, 2022, respectively. Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS MSRs was approximately $110 million at September 30, 2023 and $96 million at December 31, 2022.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $5 million and $6 million for the three months ended September 30, 2023 and 2022, respectively and $17 million and $20 million for the nine months ended September 30, 2023 and 2022, respectively.
NOTE 5. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										September 30, 2023	December 31, 2022
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series B	4/29/2014	9/15/2024	6.375%	(2)	$500	$1,000	$25	1/40th	500,000	$433	$433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	500,000	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	3,500	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
					$1,750				1,403,500	$1,659	$1,659
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
The Board of Directors declared a total of $74 million in cash dividends on all series of preferred stock during both the first nine months of 2023 and 2022.
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
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of September 30, 2023, Regions had repurchased approximately 725 thousand shares of common stock at a total cost of $15 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
In the third quarter of 2023, the Board declared a cash dividend of $0.24 per share, a 20 percent increase to the quarterly common stock dividend. The cash dividends declared for the first and second quarter of 2023 were $0.20 per share. Therefore, Regions declared a total of $0.64 per common share for the first nine months of 2023 as compared to $0.54 per common share for the first nine months of 2022.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three and nine months ended September 30, 2023 and 2022 :

	Three Months Ended September 30, 2023
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,613)	$1,173	$(3,440)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(10)	$2	$(8)
Reclassification adjustments for amortization on unrealized losses (2)	—	—	—
Ending balance	$(10)	$2	$(8)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,328)	$846	$(2,482)
Unrealized gains (losses) arising during the period	(798)	203	(595)
Reclassification adjustments for securities (gains) losses realized in net income (3)	1	—	1
Change in AOCI from securities available for sale activity in the period	(797)	203	(594)
Ending balance	$(4,125)	$1,049	$(3,076)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(719)	$183	$(536)
Unrealized gains (losses) on derivatives arising during the period	(367)	93	(274)
Reclassification adjustments for (gains) losses realized in net income (2)	82	(21)	61
Change in AOCI from derivative activity in the period	(285)	72	(213)
Ending balance	$(1,004)	$255	$(749)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(556)	$142	$(414)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	14	(3)	11
Ending balance	$(542)	$139	$(403)

Total other comprehensive income (loss)	(1,068)	272	(796)
Total accumulated other comprehensive income (loss), end of period	$(5,681)	$1,445	$(4,236)

	Three Months Ended September 30, 2022
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(2,772)	$705	$(2,067)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(12)	$3	$(9)
Reclassification adjustments for amortization on unrealized losses (2)	1	(1)	—
Ending balance	$(11)	$2	$(9)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(2,211)	$563	$(1,648)
Unrealized gains (losses) arising during the period	(1,478)	376	(1,102)
Reclassification adjustments for securities (gains) losses realized in net income (3)	1	—	1
Change in AOCI from securities available for sale activity in the period	(1,477)	376	(1,101)
Ending balance	$(3,688)	$939	$(2,749)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$82	$(21)	$61
Unrealized gains (losses) on derivatives arising during the period	(632)	161	(471)
Ending balance	$(550)	$140	$(410)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(631)	$160	$(471)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	9	(2)	7
Ending balance	$(622)	$158	$(464)

Total other comprehensive income (loss)	(2,099)	534	(1,565)
Total accumulated other comprehensive income (loss), end of period	$(4,871)	$1,239	$(3,632)

	Nine Months Ended September 30, 2023
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,481)	$1,138	$(3,343)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(11)	$2	$(9)
Reclassification adjustments for amortization on unrealized losses (2)	1	—	1
Ending balance	$(10)	$2	$(8)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,433)	$872	$(2,561)
Unrealized gains (losses) arising during the period	(695)	177	(518)
Reclassification adjustments for securities (gains) losses realized in net income (3)	3	—	3
Change in AOCI from securities available for sale activity in the period	(692)	177	(515)
Ending balance	$(4,125)	$1,049	$(3,076)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(468)	$119	$(349)
Unrealized gains (losses) on derivatives arising during the period	(665)	169	(496)
Reclassification adjustments for (gains) losses realized in net income (2)	129	(33)	96
Change in AOCI from derivative activity in the period	(536)	136	(400)
Ending balance	$(1,004)	$255	$(749)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(569)	$145	$(424)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	27	(6)	21
Ending balance	$(542)	$139	$(403)

Total other comprehensive income (loss)	(1,200)	307	(893)
Total accumulated other comprehensive income (loss), end of period	$(5,681)	$1,445	$(4,236)

	Nine Months Ended September 30, 2022
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$387	$(98)	$289

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(14)	$3	$(11)
Reclassification adjustments for amortization on unrealized (gains) losses (2)	3	(1)	2
Ending balance	$(11)	$2	$(9)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$218	$(55)	$163
Unrealized gains (losses) arising during the period	(3,907)	994	(2,913)
Reclassification adjustments for securities (gains) losses realized in net income (3)	1	—	1
Change in AOCI from securities available for sale activity in the period	(3,906)	994	(2,912)
Ending balance	$(3,688)	$939	$(2,749)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$830	$(209)	$621
Unrealized gains (losses) on derivatives arising during the period	(1,192)	301	(891)
Reclassification adjustments for (gains) losses realized in net income (2)	(188)	48	(140)
Change in AOCI from derivative activity in the period	(1,380)	349	(1,031)
Ending balance	$(550)	$140	$(410)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(647)	$163	$(484)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	25	(5)	20
Ending balance	$(622)	$158	$(464)

Total other comprehensive income (loss)	(5,258)	1,337	(3,921)
Total accumulated other comprehensive income (loss), end of period	$(4,871)	$1,239	$(3,632)

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

NOTE 6. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(In millions, except per share data)
Numerator:
Net income	$490	$429	$1,683	$1,560
Preferred stock dividends	(25)	(25)	(74)	(74)
Net income available to common shareholders	$465	$404	$1,609	$1,486
Denominator:
Weighted-average common shares outstanding—basic	$939	$934	$938	$936
Potential common shares	1	6	2	6
Weighted-average common shares outstanding—diluted	$940	$940	$940	$942
Earnings per common share:
Basic	$0.49	$0.43	$1.72	$1.59
Diluted	0.49	0.43	1.71	1.58

The effects from the assumed exercise of 7 million and 6 million in restricted stock units and awards and performance stock units for the three and nine months ended September 30, 2023, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
Net periodic pension cost (benefit) included the following components:

	Three Months Ended September 30
	Qualified Plans		Non-qualified Plans		Total
	2023	2022	2023	2022	2023	2022
	(In millions)
Service cost	$6	$7	$—	$1	$6	$8
Interest cost	22	14	2	1	24	15
Expected return on plan assets	(30)	(35)	—	—	$(30)	(35)
Amortization of actuarial loss	5	7	2	2	7	9
Settlement charge	—	—	7	—	7	—
Net periodic pension (benefit) cost	3	(7)	11	4	$14	$(3)

	Nine Months Ended September 30
	Qualified Plans		Non-qualified Plans		Total
	2023	2022	2023	2022	2023	2022
	(In millions)
Service cost	$17	$25	$1	$2	$18	$27
Interest cost	64	42	5	2	69	44
Expected return on plan assets	(90)	(105)	—	—	(90)	(105)
Amortization of actuarial loss	17	20	3	5	20	25
Settlement charge	—	—	7	—	7	—
Net periodic pension (benefit) cost	8	(18)	16	9	$24	$(9)
The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
The settlement charge relates to the settlement of liabilities under the SERP for certain plan participants in 2023.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first nine months of 2023.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the nine months ended September 30, 2023 or 2022.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments.

	September 30, 2023			December 31, 2022
	Notional Amount(1)	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)(2)	Loss(1)(2)		Gain(2)	Loss(2)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$1,523	$1	$154	$1,423	$1	$158
Derivatives in cash flow hedging relationships:
Interest rate swaps	29,300	11	1,133	30,600	19	668
Interest rate options	2,000	15	20	—	—	—
Total derivatives in cash flow hedging relationships	31,300	26	1,153	30,600	19	668
Total derivatives designated as hedging instruments	$32,823	$27	$1,307	$32,023	$20	$826
Derivatives not designated as hedging instruments:
Interest rate swaps	$103,527	$2,716	$2,709	$94,220	$2,315	$2,335
Interest rate options	11,979	84	73	12,506	94	85
Interest rate futures and forward commitments	591	8	7	985	8	5
Other contracts	11,872	144	130	12,173	172	127
Total derivatives not designated as hedging instruments	$127,969	$2,952	$2,919	$119,884	$2,589	$2,552
Total derivatives	$160,792	$2,979	$4,226	$151,907	$2,609	$3,378

Total gross derivative instruments, before netting		$2,979	$4,226		$2,609	$3,378
Less: Netting adjustments (3)		2,924	2,490		2,504	1,925
Total gross derivative instruments, after netting		$55	$1,736		$105	$1,453
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
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR or SOFR interest rate swaps and interest rate floors. As of September 30, 2023, Regions is hedging its exposure to the variability in future cash flows into 2030.

As of September 30, 2023, cash flow hedges were held at a pre-tax net loss of $1.0 billion, which includes pre-tax net gains of $93 million related to terminated cash flow floors and swaps. Regions expects to reclassify into earnings approximately $432 million in pre-tax expenses due to the net receipt/ payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $49 million in pre-tax net gains related to the amortization of terminated cash flow floors and swaps.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	Three Months Ended September 30, 2023
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$185	$1,462	$(69)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(18)
Recognized on derivatives	—	—	(3)
Recognized on hedged items	—	—	3
Income (expense) recognized on fair value hedges	$—	$—	$(18)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(82)	$—
Income (expense) recognized on cash flow hedges	$—	$(82)	$—

	Three Months Ended September 30, 2022
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$171	$1,072	$(31)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$7	$—	$(6)
Recognized on derivatives	(3)	—	(45)
Recognized on hedged items	(4)	—	45
Income (expense) recognized on fair value hedges	$—	$—	$(6)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$—	$—
Income (expense) recognized on cash flow hedges	$—	$—	$—

	Nine Months Ended September 30, 2023
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$557	$4,276	$(165)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(47)
Recognized on derivatives	—	—	6
Recognized on hedged items	—	—	(6)
Income (expense) recognized on fair value hedges	$—	$—	$(47)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(129)	$—
Income (expense) recognized on cash flow hedges	$—	$(129)	$—

	Nine Months Ended September 30, 2022
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$466	$2,880	$(82)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$7	$—	$(5)
Recognized on derivatives	33	—	(133)
Recognized on hedged items	(40)	—	133
Income (expense) recognized on fair value hedges	$—	$—	$(5)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$188	$—
Income (expense) recognized on cash flow hedges	$—	$188	$—
____
(1)See Note 5 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	September 30, 2023		December 31, 2022
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale(1)	$123	$(1)	$23	$—
Long-term borrowings	(1,246)	152	(1,239)	158
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At September 30, 2023 and December 31, 2022, Regions had $169 million and $118 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At September 30, 2023 and December 31, 2022, Regions had $330 million and $233 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of September 30, 2023 and December 31, 2022, the total notional amount related to these contracts was $3.3 billion and $3.4 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2023	2022	2023	2022
	(In millions)
Capital markets income:
Interest rate swaps	$16	$44	$(8)	$111
Interest rate options	14	4	35	20
Interest rate futures and forward commitments	2	8	10	7
Other contracts	4	11	10	19
Total capital markets income	36	67	47	157
Mortgage income:
Interest rate swaps	(38)	(28)	(38)	(112)
Interest rate options	(1)	(8)	—	(17)
Interest rate futures and forward commitments	(4)	19	(4)	14
Total mortgage income	(43)	(17)	(42)	(115)
	$(7)	$50	$5	$42
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
Regions’ maximum potential amount of future payments under these contracts as of September 30, 2023 was approximately $443 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2023 and 2022 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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

CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on September 30, 2023 and December 31, 2022, were $48 million and $17 million, respectively, for which Regions had posted collateral of $49 million and $20 million, respectively, in the normal course of business.
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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$1,186	$—	$—	$1,186	$1,187	$—	$—	$1,187
Federal agency securities	—	1,004	—	1,004	—	836	—	836
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities:
Residential agency	—	15,740	—	15,740	—	16,954	—	16,954
Residential non-agency	—	—	—	—	—	—	1	1
Commercial agency	—	7,158	—	7,158	—	7,613	—	7,613
Commercial non-agency	—	78	—	78	—	186	—	186
Corporate and other debt securities	—	1,059	1	1,060	—	1,153	1	1,154
Total debt securities available for sale	$1,186	$25,041	$1	$26,228	$1,187	$26,744	$2	$27,933
Loans held for sale	$—	$217	$62	$279	$—	$177	$19	$196
Marketable equity securities in other earning assets	$745	$—	$—	$745	$529	$—	$—	$529
Residential mortgage servicing rights	$—	$—	$932	$932	$—	$—	$812	$812
Derivative assets (2):
Interest rate swaps	$—	$2,728	$—	$2,728	$—	$2,335	$—	$2,335
Interest rate options	—	91	8	99	—	91	3	94
Interest rate futures and forward commitments	—	8	—	8	—	8	—	8
Other contracts	—	144	—	144	3	169	—	172
Total derivative assets	$—	$2,971	$8	$2,979	$3	$2,603	$3	$2,609
Derivative liabilities (2):
Interest rate swaps	$—	$3,996	$—	$3,996	$—	$3,161	$—	$3,161
Interest rate options	—	93	—	93	—	85	—	85
Interest rate futures and forward commitments	—	7	—	7	—	5	—	5
Other contracts	11	118	1	130	2	124	1	127
Total derivative liabilities	$11	$4,214	$1	$4,226	$2	$3,375	$1	$3,378
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
The following tables present an analysis of residential MSRs for the three and nine months ended September 30, 2023 and 2022, respectively.
.

	Residential mortgage servicing rights
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(In millions)
Carrying value, beginning of period	$801	$770	$812	$418
Total realized/unrealized gains (losses) included in earnings (1)	17	5	(38)	72
Additions	8	9	20	38
Purchases	106	25	138	281
Carrying value, end of period	$932	$809	$932	$809
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
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2023, and December 31, 2022. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at September 30, 2023 and December 31, 2022 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	September 30, 2023
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$932	Discounted cash flow	Weighted-average CPR (%)	5.5% - 13.3% (7.7%)
			OAS (%)	4.5% - 8.2% (4.8%)
_________
(1)See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2022
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$812	Discounted cash flow	Weighted-average CPR (%)	6.1% - 15.1% (7.4%)
			OAS (%)	4.8% -8.2% (5.1%)

_______
(1)See Note 6 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2022 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.
FAIR VALUE OPTION
The Company elected the option to measure certain commercial mortgage loans held for sale at fair value. Commercial mortgage loans held for sale are valued based on traded market prices for comparable commercial mortgage-backed securitizations, into which the loans will be placed, adjusted for movements of interest rates and credit spreads. At September 30, 2023 and December 31, 2022, the balance of these loans was immaterial.
The Company has elected the option to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at September 30, 2023 and December 31, 2022.
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale. At September 30, 2023, the aggregate fair value of these loans totaled $195 million compared to aggregate unpaid principal of $193 million. At December 31, 2022 the aggregate fair value of these loans totaled $160 million compared to aggregate unpaid principal of $157 million.
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. The following details net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three and nine months ended September 30, 2023 and 2022. A net loss resulting from changes in fair value of residential mortgage loans held for sale totaled $2 million and $1 million for the three months and nine months ended September 30, 2023, respectively. Net losses resulting from changes in fair value of residential mortgage loans held for sale totaled $11 million and $27 million for the three and nine months ended September 30, 2022, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both September 30, 2023 and December 31, 2022.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2023 are as follows:

	September 30, 2023
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$9,016	$9,016	$9,016	$—	$—
Debt securities held to maturity	763	703	—	703	—
Debt securities available for sale	26,228	26,228	1,186	25,041	1
Loans held for sale	459	459	—	397	62
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	95,753	90,849	—	—	90,849
Other earning assets	1,552	1,552	745	807	—
Derivative assets	2,979	2,979	—	2,971	8
Financial liabilities:
Derivative liabilities	4,226	4,226	11	4,214	1
Deposits with no stated maturity(4)	113,006	113,006	—	113,006	—
Time deposits(4)	13,193	13,095	—	13,095	—
Short-term borrowings	2,000	2,000	—	2,000	—
Long-term borrowings	4,290	4,256	—	4,255	1
Loan commitments and letters of credit	157	157	—	—	157
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at September 30, 2023 was $4.9 billion or 5.1 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.6 billion at September 30, 2023.
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
The following tables present financial information for each reportable segment for the periods indicated:

	Three Months Ended September 30, 2023
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$488	$760	$43	$—	$1,291
Provision for (benefit from) credit losses	87	70	2	(14)	145
Non-interest income	181	256	113	16	566
Non-interest expense	303	672	105	13	1,093
Income before income taxes	279	274	49	17	619
Income tax expense (benefit)	70	69	12	(22)	129
Net income	$209	$205	$37	$39	$490
Average assets	$70,032	$38,108	$2,018	$43,326	$153,484

	Three Months Ended September 30, 2022
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$510	$701	$51	$—	$1,262
Provision for (benefit from) credit losses	72	73	2	(12)	135
Non-interest income (loss)	210	283	108	4	605
Non-interest expense (benefit)	305	582	104	179	1,170
Income before income taxes	343	329	53	(163)	562
Income tax expense (benefit)	86	82	14	(49)	133
Net income	$257	$247	$39	$(114)	$429
Average assets	$66,384	$37,138	$2,098	$52,802	$158,422

	Nine Months Ended September 30, 2023
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$1,528	$2,417	$144	$—	$4,089
Provision for (benefit from) credit losses	252	208	6	(68)	398
Non-interest income	525	783	339	29	1,676
Non-interest expense	928	1,947	320	36	3,231
Income before income taxes	873	1,045	157	61	2,136
Income tax expense (benefit)	219	260	39	(65)	453
Net income	$654	$785	$118	$126	$1,683
Average assets	$69,772	$37,624	$2,053	$43,999	$153,448

	Nine Months Ended September 30, 2022
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$1,408	$1,849	$128	$—	$3,385
Provision for (benefit from) credit losses	208	213	7	(269)	159
Non-interest income (loss)	629	898	316	(14)	1,829
Non-interest expense (benefit)	868	1,707	302	174	3,051
Income before income taxes	961	827	135	81	2,004
Income tax expense	240	206	33	(35)	444
Net income	$721	$621	$102	$116	$1,560
Average assets	$63,351	$36,571	$2,123	$58,602	$160,647

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30, 2023	December 31, 2022
	(In millions)
Unused commitments to extend credit	$64,610	$65,460
Standby letters of credit	1,934	1,962
Commercial letters of credit	75	75
Liabilities associated with standby letters of credit	27	35
Assets associated with standby letters of credit	29	37
Reserve for unfunded credit commitments	130	118
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

GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At September 30, 2023 and December 31, 2022, the Company's DUS servicing portfolio totaled approximately $6.2 billion and $4.9 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at September 30, 2023 and December 31, 2022, these serviced loans totaled approximately $660 million and $655 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $2.3 billion at September 30, 2023 and $1.8 billion at December 31, 2022. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both September 30, 2023 and December 31, 2022. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

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
		January 1, 2023	The adoption of this guidance did not have a material impact.
2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)	This Update amends or supersedes various SEC paragraphs within the Codification to conform to past SEC staff announcements and guidance issued by the SEC. The Update does not provide any new guidance so there is no transition guidance or effective date associated with it.	Effective upon issuance	The adoption of this guidance did not have a material impact.
2023-04, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121 (SEC Update)	This Update adds various SEC paragraphs to the Codification to reflect guidance included in SEC Staff Accounting Bulletin 121 on safeguarding crypto assets. The Update does not provide any new guidance so there is no transition or effective date associated with it.	Effective upon issuance	The adoption of this guidance did not have a material impact.
Standards Not Yet Adopted
ASU 2023-02, Investments —Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	This Update allows entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions were met.

The Update also sets forth the conditions needed to apply the proportional amortization method.

	The Update further eliminates certain low income housing tax credit-specific guidance to align the accounting more closely for low income housing tax credits with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution apply only to tax equity investments accounted for using the proportional amortization method.	January 1, 2024	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.
2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60)	This Update requires certain joint ventures, upon formation, to use a new basis of accounting by applying most aspects of the acquisition method for business combinations. New joint ventures generally will recognize and initially measure assets and liabilities at fair value. The Update is effective for all joint ventures with a formation date on or after January 1, 2025. Early adoption is permitted.	January 1, 2025	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2022, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 12 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be on the balances as of September 30, 2023 compared to December 31, 2022.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2023, Regions operated 1,272 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 10 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
Regions’ business strategy is focused on providing a competitive mix of products and services, delivering quality customer service, and continuing to develop and optimize distribution channels that include a branch distribution network with offices in convenient locations, as well as electronic and mobile banking.
Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income as well as non-interest income sources. Net interest income is primarily the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, card and ATM fees, mortgage servicing and secondary marketing, investment management and trust activities, capital markets and other customer services which Regions provides. Results of operations are also affected by the provision for credit losses and non-interest expenses such as salaries and employee benefits, equipment and software expense, occupancy, professional, legal and regulatory expenses, FDIC insurance assessments, and other operating expenses, as well as income taxes.
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
THIRD QUARTER OVERVIEW
Third Quarter Operating Environment
In the first half of 2023, the banking industry was impacted by the failure of three U.S depository institutions. Outside of the U.S., an international bank also suffered a crisis in confidence. The circumstances surrounding these events were largely driven by a sudden decline in deposits and lack of available liquidity to replace the deposit declines at the institutions. In March 2023, the BTFP was created by the Federal Reserve to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors, as an additional source of secured funding backed by high-quality securities, eliminating an institution’s need to quickly sell those securities in times of stress. In addition to the uncertainty brought by these events, in the first nine months of

2023 the Federal Reserve delivered four additional 25 basis-point rate hikes as inflation continued to stay above target levels. Accordingly, there is now heightened focus on the banking industry as a whole. Regions believes that its deposits are diversified across categories and are granular in nature which lessens the probability of sudden declines in deposits. Additionally, Regions maintains a variety of liquidity sources to fund its obligations and performs various evaluations to determine appropriate levels of available liquidity. See the discussion below and within the "Debt Securities", "Deposits", "Market Risk-Interest Rate Risk" and "Liquidity" sections for further information.
Economic Environment in Regions' Banking Markets
Regions' baseline forecast anticipates full-year real GDP growth of 2.3 percent in 2023 followed by growth of 1.3 percent in 2024 and 1.7 percent in 2025. Despite the cumulative effects of elevated inflation and higher interest rates, the economy remained resilient through the summer months, with the U.S Bureau of Economic Analysis' initial estimate of real GDP growth at an annualized rate of 4.9 percent in the third quarter. The pace of economic activity is, however, expected to slow sharply in the fourth quarter and remain somewhat subdued through the first half of 2024 before picking up in the second half of 2024 and into 2025. Interest-sensitive segments of the economy, including housing, business fixed investment, and consumer durable goods, are expected to soften further in the months ahead.
Spending on discretionary services such as travel, tourism, recreation, entertainment, and dining out was a key driver of growth in consumer spending over the summer months but is showing signs of fading. Regions expects sluggish growth in total inflation-adjusted consumer spending over the next few quarters. While there is still a considerable pool of excess savings on household balance sheets, those balances are being run off as the cumulative effects of higher inflation and higher interest rates continue to stress household budgets. Monthly debt service burdens remain below pre-pandemic levels due to the preponderance of fixed-rate debt on household balance sheets.
Measurement issues and strike activity have injected a high degree of noise into estimates of monthly job growth, but the underlying trend rate of job growth is slowing. At the same time, job growth has been less broadly based across private sector industry groups and hours worked are well off the cycle high. Slowing job growth has thus far been strictly a function of a slowing hiring rate, as the rate at which workers are being laid off remains slightly below pre-pandemic norms. Still, Regions' baseline forecast anticipates further deceleration in job growth to push the unemployment rate higher over coming quarters.
While inflation has slowed, it remains well above the FOMC’s target rate. While this may not prompt the FOMC to raise the Fed funds rate further, it suggests rate cuts may be later in coming than market participants are generally expecting. Higher interest rates and tighter financial conditions are impacting inflation and, as such, may substitute for additional funds rate hikes. Higher interest rates will contribute to a slowing pace of economic activity and further deceleration in inflation, which management believes will keep the FOMC from raising the funds rate further. Either way, once the FOMC reaches a stopping point, Regions expects them to hold the funds rate steady at the terminal rate for some time to come. The economic data and the financial markets remain quite volatile, and there are lingering concerns that credit conditions could tighten to the point the economy slips into recession. These factors are contributing to considerable uncertainty around the near-term economic outlook.
Patterns of economic activity within the Regions footprint are expected to be broadly similar to those seen for the U.S. as a whole. A number of in-footprint states have seen heightened flows of domestic in-migration since the onset of the pandemic, which has resulted in more rapid rates of job growth and more rapid growth in housing costs. If, as Regions anticipates, the broader economy slows and labor market conditions loosen, it could be that migration patterns will shift over coming quarters. Job growth for the Company's footprint as a whole is expected to be faster than that for the U.S. as a whole. Some of the metro areas which had, prior to the increase in mortgage interest rates, seen the largest increases in house prices could experience price declines in excess of the national average, but continued robust population growth in these markets will help stem the extent of any declines in house prices.
The continued economic uncertainty, as described above, impacted Regions' forecast utilized in calculating the ACL as of September 30, 2023. See the "Allowance" section for further information.
Third Quarter Results
Regions reported net income available to common shareholders of $465 million or $0.49 per diluted share in the third quarter of 2023 which increased $61 million compared to net income available to common shareholders of $404 million or $0.43 per diluted share in the third quarter of 2022.
Net interest income (taxable-equivalent basis) totaled $1.3 billion in the third quarter of 2023 which increased $30 million compared to the third quarter of 2022. The net interest margin (taxable-equivalent basis) was 3.73 percent in the third quarter of 2023, reflecting a 20 basis point increase from the same period in 2022. The increases in net interest income and net interest margin were primarily driven by a significant increase in market interest rates and average loan growth. Funding cost normalization, which includes the impact of deposit remixing contributing to higher deposit costs which is expected in a rising rate environment, partially offset the increases in net interest income.

The provision for credit losses totaled $145 million in the third quarter of 2023 compared to $135 million in the third quarter of 2022. The current quarter provision reflects continued normalization of asset quality and a build for incremental risk in certain portfolios. Net charge-offs totaled $101 million, or 0.40 percent of average loans, in the third quarter of 2023, compared to $110 million, or 0.46 percent in the third quarter of 2022. Third quarter 2022 includes charge-offs associated with the sale of certain unsecured consumer loans. See Table 18 "GAAP to Non-GAAP Reconciliations" for further details. Excluding these amounts, charge-offs increased reflecting an increase in commercial net charge-offs. The allowance as a percent of total loans, net, increased to 1.70 percent at September 30, 2023, compared to 1.63 percent at December 31, 2022. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $566 million in the third quarter of 2023 compared to $605 million in third quarter of 2022. The decrease was primarily driven by decreases in capital markets income, service charges on deposit accounts, and mortgage income. The declines were partially offset by improvements in market valuation adjustments on employee benefit assets. See Table 24 "Non-Interest Income" for further details.
Non-interest expense was $1.1 billion in the third quarter of 2023 compared to $1.2 billion in third quarter of 2022. The decrease was driven by a decline in professional, legal and regulatory expenses due to the third quarter 2022 settlement of a previously disclosed matter that did not repeat. Offsetting the decrease were increases across several categories, with the largest related to operational losses due to an increase in check-related fraud. See Table 25 "Non-Interest Expense" for further details.
Regions' effective tax rate was 20.9 percent in the third quarter of 2023 compared to 23.7 percent in the third quarter of 2022. See the "Income Taxes" section for further details.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. At September 30, 2023, Regions’ CET1 ratio was estimated to be 10.29 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for further details.
The Board authorized, on April 20, 2022, the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. In the first nine months of 2023, the Company did not repurchase any common stock.
Expectations

2023 Expectations (1)
Category	Expectation
Total Adjusted Revenue(2)(3)	Up 5-6%
Adjusted Non-Interest Expense	Up ~9.5%
Ending Loans	grow low-single digits
Ending Deposits	stable to modestly lower in the fourth quarter of 2023
Adjusted Net Charge-Offs / Average Loans(4)	slightly above 35 bps
Effective Tax Rate	21-22%
______
(1)Expectation for CET1 is to continue to manage at approximately 10 percent over the near term.
(2)Expectation for net interest income, which utilizes the market implied forward interest rate curve as of September 30, as a component of adjusted total revenue is full-year 2023 growth of approximately 11 percent.
(3)Expectation for non-interest revenue as a component of adjusted total revenue includes full-year 2023 service charges of approximately $590 million.
(4)Expectation excludes the sale of a consumer exit portfolio, which sold subsequent to September 30, 2023.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $2.2 billion from year-end 2022 to September 30, 2023 resulting from a decrease in cash balances on deposit with the FRB. In the first nine months of 2023, the decline in cash was driven by an expected decline in deposits and growth in loans, partially offset by an increase in borrowed funds. See the "Loans", "Liquidity", "Deposits", and "Borrowed Funds" sections for more information.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	September 30, 2023	December 31, 2022
	(In millions)
U.S. Treasury securities	$1,186	$1,187
Federal agency securities	1,004	836
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	15,987	17,233
Residential non-agency	—	1
Commercial agency	7,674	8,135
Commercial non-agency	78	186
Corporate and other debt securities	1,060	1,154
	$26,991	$28,734
Debt securities available for sale, comprising 19 percent of earning assets, constitute approximately 97 percent of the securities portfolio. They are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company, as much of the portfolio is highly liquid. Additionally, some of the securities portfolio is eligible to be used as collateral for funding of various types of borrowings. See the "Liquidity" section for more information on these arrangements. Regions maintains a highly-rated securities portfolio consisting primarily of agency MBS. See Note 2 "Debt Securities" to the consolidated financial statements for additional information. Also see the "Market Risk-Interest Rate Risk" section for more information.
The average life of the debt securities portfolio at September 30, 2023 was estimated to be 5.5 years, with a duration of approximately 4.5 years. These metrics compare with an estimated average life of 5.8 years and a duration of approximately 4.8 years for the portfolio at December 31, 2022.
Debt securities decreased $1.7 billion from December 31, 2022 to September 30, 2023 primarily driven by decreases in residential agency securities and commercial agency securities. In the first nine months of 2023, Regions reinvested only a portion of principal paydowns and maturities. Additionally, market value adjustments were negatively impacted by rising rates.
LOANS HELD FOR SALE
The following table presents Regions’ loans held for sale by type:
Table 2—Loans Held for Sale

	September 30, 2023	December 31, 2022
	(In millions)
Residential first mortgage	$195	$160
Commercial	242	153
Consumer and other performing	20	38
Non-performing	2	3
	$459	$354
The levels of residential first mortgage loans held for sale that are part of the Company's mortgage originations fluctuate depending on the timing of origination and sale to third parties. Commercial loans held for sale include commercial mortgage loans originated for sale to third parties and commercial loans originally recorded as held for investment when management has the intent to sell. Levels of commercial loans held for sale fluctuate based on timing of sale to third parties.

LOANS
Loans, net of unearned income, represented 73 percent of interest-earning assets as of September 30, 2023. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 3—Loan Portfolio

	September 30, 2023	December 31, 2022
	(In millions, net of unearned income)
Commercial and industrial	$51,604	$50,905
Commercial real estate mortgage—owner-occupied	4,833	5,103
Commercial real estate construction—owner-occupied	270	298
Total commercial	56,707	56,306
Commercial investor real estate mortgage	6,436	6,393
Commercial investor real estate construction	2,301	1,986
Total investor real estate	8,737	8,379
Residential first mortgage	20,059	18,810
Home equity lines	3,240	3,510
Home equity loans	2,428	2,489
Consumer credit card	1,261	1,248
Other consumer—exit portfolios	356	570
Other consumer	6,154	5,697
Total consumer	33,498	32,324
	$98,942	$97,009
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 3 , explain changes in balances from year-end 2022 and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. During 2023, commercial and industrial loans increased $401 million, primarily occurring in the first half of the year, and driven by an increase in line commitments and utilization. In the first nine months of 2023, commercial and industrial loan growth was broad-based as shown in Table 4 .
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

The following tables provide detail of Regions' commercial lending balances in selected industries.
Table 4—Commercial Industry Exposure

	September 30, 2023
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,616	$871	$2,487
Agriculture	295	220	515
Educational services	3,369	611	3,980
Energy	1,668	3,248	4,916
Financial services	7,392	8,422	15,814
Government and public sector	3,226	424	3,650
Healthcare	3,256	2,442	5,698
Information	2,887	1,311	4,198
Manufacturing	4,754	5,189	9,943
Professional, scientific and technical services	2,528	1,840	4,368
Real estate (1)	9,289	9,165	18,454
Religious, leisure, personal and non-profit services	1,592	624	2,216
Restaurant, accommodation and lodging	1,419	312	1,731
Retail trade	2,726	2,182	4,908
Transportation and warehousing	3,491	1,740	5,231
Utilities	3,031	2,975	6,006
Wholesale goods	4,240	3,623	7,863
Other (2)	(72)	2,099	2,027
Total commercial	$56,707	$47,298	$104,005

	December 31, 2022 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,531	$930	$2,461
Agriculture	332	251	583
Educational services	3,311	978	4,289
Energy	1,559	3,132	4,691
Financial services	6,923	7,681	14,604
Government and public sector	3,196	456	3,652
Healthcare	3,650	2,359	6,009
Information	2,767	1,470	4,237
Manufacturing	5,323	4,941	10,264
Professional, scientific and technical services	2,604	1,626	4,230
Real estate (1)	9,097	8,809	17,906
Religious, leisure, personal and non-profit services	1,611	648	2,259
Restaurant, accommodation and lodging	1,360	356	1,716
Retail trade	2,501	2,297	4,798
Transportation and warehousing	3,303	1,832	5,135
Utilities	2,510	2,793	5,303
Wholesale goods	4,394	3,876	8,270
Other (2)	334	2,201	2,535
Total commercial	$56,306	$46,636	$102,942
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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings (and other multi-family properties), office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $358 million in comparison to year-end 2022 balances.
The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following table provides detail of these loans:
Table 5— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	September 30, 2023
	Loan Balance	Percent of Total (2)
	(In millions)
Residential homebuilders	$1,018	6.5%
Apartments	3,850	24.6%
Industrial	2,185	14.0%
Condominium	16	0.1%
Data Center	347	2.2%
Diversified	2,260	14.4%
Business offices	1,640	10.5%
Residential land	70	0.4%
Retail	1,402	9.0%
Healthcare	1,337	8.5%
Hotel	761	4.9%
Other	744	4.8%
Commercial land	19	0.1%
Total (1)	$15,649	100%
_______
(1)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.
(2)Amounts calculated based on whole dollar values.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $1.2 billion in comparison to year-end 2022 balances, driven by approximately $2.3 billion in new loan originations retained on the balance sheet through the first nine months of 2023.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased $270 million in comparison to year-end 2022 balances, as payoffs and paydowns continue to outpace production. Substantially all of this portfolio was originated through Regions’ branch network.
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

The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of September 30, 2023. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 6—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2023	$20	0.62%	$14	0.42%	$34
2024	90	2.76%	61	1.89%	151
2025	88	2.73%	91	2.81%	179
2026	120	3.72%	129	3.97%	249
2027	304	9.40%	251	7.75%	555
2028-2032	860	26.54%	867	26.76%	1,727
2033-2037	89	2.74%	170	5.25%	259
Thereafter	5	0.15%	4	0.12%	9
Revolving Loans Converted to Amortizing	45	1.39%	32	0.98%	77
Total	$1,621	50.05%	$1,619	49.95%	$3,240
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

Table 7—Estimated Current Loan to Value Ranges

	September 30, 2023
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$41	$2	$—	$2	$—
Above 80% - 100%	1,792	2	2	5	6
80% and below	17,883	1,601	1,604	2,084	327
Data not available	343	16	13	3	1
	$20,059	$1,621	$1,619	$2,094	$334

	December 31, 2022
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:					`
Above 100%	$64	$2	$—	$2	$1
Above 80% - 100%	1,456	3	3	9	8
80% and below	17,015	1,830	1,627	2,205	233
Data not available	275	20	25	28	3
	$18,810	$1,855	$1,655	$2,244	$245
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.
Other Consumer—Exit Portfolios
Other consumer—exit portfolios includes lending initiatives through third parties consisting of loans made through automotive dealerships and other point of sale lending. Regions ceased originating new loans related to these businesses prior to 2020 and therefore the portfolio balance has decreased $214 million from year-end 2022.
On October 19, 2023, the Company sold substantially all of a portfolio of a third party relationship which totaled approximately $300 million in loans.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $457 million from year-end 2022 primarily driven by increases in consumer home improvement loans.
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
The allowance totaled $1.7 billion as of September 30, 2023 compared to $1.6 billion at December 31, 2022, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance are presented in Table 8 below. While many of these items overlap regarding impact, they are included in the category most relevant.
Table 8— Allowance Changes

Allowance for Credit Losses
(In millions)
Allowance for credit losses, December 31, 2022	$1,582
Cumulative change in accounting guidance (1)	(38)
Allowance for credit losses, January 1, 2023	$1,544
Net charge-offs	(83)
Provision over net charge-offs:
Economic/Qualitative	19
Other portfolio changes (2)	116
Total provision over net charge-offs	52
Allowance for credit losses, March 31, 2023	$1,596

Allowance for credit losses, April 1, 2023	$1,596
Net charge-offs	(81)
Provision over net charge-offs:
Economic/Qualitative	30
Other portfolio changes (2)	88
Total provision over net charge-offs	37
Allowance for credit losses, June 30, 2023	$1,633

Allowance for credit losses, July 1, 2023	$1,633
Net charge-offs	(101)
Provision over net charge-offs:
Economic/Qualitative	15
Other portfolio changes (2)	130
Total provision over net charge-offs	44
Allowance for credit losses, September 30, 2023	$1,677
_______
(1)See Note 1 for additional information.
(2)This line item includes the net impact of portfolio growth, portfolio run-off, pay-downs, changes in the mix of total outstanding loans, changes to specific reserves and credit quality changes.

The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of September 30, 2023. The unemployment rate is the most significant macroeconomic factor among the allowance models and continues to be at a normalized level with forecasted periods expected to remain relatively consistent.
Table 9— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		September 30, 2023
	3Q2023	4Q2023	1Q2024	2Q2024	3Q2024	4Q2024	1Q2025	2Q2025	3Q2025
Real GDP, annualized % change	3.6%	0.4%	1.0%	0.9%	1.3%	1.7%	1.8%	1.9%	1.9%
Unemployment rate	3.7%	3.7%	3.9%	4.0%	4.2%	4.3%	4.3%	4.2%	4.2%
HPI, year-over-year % change	2.7%	1.6%	(0.5)%	(2.7)%	(3.0)%	(1.9)%	(0.5)%	1.3%	1.7%
CPI, year-over-year % change	3.6%	3.7%	3.5%	3.5%	3.2%	2.6%	2.4%	2.3%	2.3%
In deriving any forecast, Regions benchmarks its internal forecast with external forecasts and external data available. Regions' September 2023 baseline forecast indicated modest changes compared to the June 2023 forecast. Strong consumer spend supported by elevated levels of saving and strong growth in labor earnings pushed real GDP growth higher than previously experienced. As business investments in equipment and machinery slows, intellectual property products remain the key drivers of growth in overall business investment. A slowdown in job growth is anticipated, as well as a low labor force participation rate that will limit any increase in the unemployment rate over the forecast horizon. As measured by CPI, inflation is expected to slow further but remain above the FOMC's 2.0 percent target into 2024. Further disruptions in global supply chains, excessive monetary policy tightening, and heightened financial volatility provide significant downside uncertainty over the near-term forecast. See the Economic Environment in Regions' Banking Markets discussion in the "Third Quarter Overview" section for additional information.

Credit metrics are monitored throughout each quarter in order to understand external macro-views, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. In the third quarter of 2023, asset quality continued to normalize, as expected. Total net charge-offs increased by $20 million compared to the second quarter of 2023. Commercial and investor real estate criticized balances increased approximately $128 million, which included an increase in classified balances of $296 million compared to the second quarter of 2023. Non-performing loans, excluding held for sale, and non-performing assets increased approximately $150 million and $151 million, respectively, compared to the second quarter of 2023. See Table 12 for more details regarding non-performing assets.
While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. In the third quarter of 2023, the general imprecision remained stable.
Based upon the factors discussed above, the September 30, 2023 allowance increased compared to the second quarter of 2023 due to adverse risk migration and continued credit normalization, as well as a build in qualitative adjustments for incremental risk in certain portfolios, including office, multi-family in select markets and EnerBank. Based on the overall analysis performed, management deemed an allowance of $1.7 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of September 30, 2023.

Details regarding the allowance and net charge-offs, including an analysis of activity from previous years' totals, are included in Table 10 "Allowance for Credit Losses". Net charge-offs for the nine months ended September 30, 2023 increased $71 million compared to the same period in 2022, primarily driven by an increase in commercial and industrial net charge-offs. Additionally, net charge-offs for the nine months ended 2022 include $63 million in net charge-offs in the other consumer portfolio due to the sale of unsecured consumer loans. See Table 18 "GAAP to Non-GAAP Reconciliations" for further details. As noted, economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during the remainder of 2023 and beyond. See the "Third Quarter Overview" section for details on expectations for net charge-offs in 2023.
Table 10—Allowance for Credit Losses

	Nine Months Ended September 30
	2023	2022
	(Dollars in millions)
Allowance for loan losses at January 1	$1,464	$1,479
Cumulative effect from change in accounting guidance (1)	(38)	—
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	1,426	1,479

Loans charged-off:
Commercial and industrial	154	64
Commercial real estate mortgage—owner-occupied	1	4
Residential first mortgage	1	1
Home equity lines	3	4
Home equity loans	1	1
Consumer credit card	38	29
Other consumer—exit portfolios	11	14
Other consumer	132	165
	341	282
Recoveries of loans previously charged-off:
Commercial and industrial	43	37
Commercial real estate mortgage—owner-occupied	1	2
Commercial investor real estate mortgage	—	1
Residential first mortgage	1	4
Home equity lines	6	9
Home equity loans	1	2
Consumer credit card	6	6
Other consumer—exit portfolios	2	4
Other consumer	16	23
	76	88

	Nine Months Ended September 30
	2023	2022
Net charge-offs (recoveries):
Commercial and industrial	111	27
Commercial real estate mortgage—owner-occupied	—	2
Commercial investor real estate mortgage	—	(1)
Residential first mortgage	—	(3)
Home equity lines	(3)	(5)
Home equity loans	—	(1)
Consumer credit card	32	23
Other consumer—exit portfolios	9	10
Other consumer	116	142
	265	194
Provision for loan losses	386	133
Allowance for loan losses at September 30	1,547	1,418
Reserve for unfunded credit commitments at January 1	118	95
Provision for (benefit from) unfunded credit losses	12	26
Reserve for unfunded credit commitments at September 30	130	121
Allowance for credit losses at September 30	$1,677	$1,539
Loans, net of unearned income, outstanding at end of period	$98,942	$94,711
Average loans, net of unearned income, outstanding for the period	$98,220	$91,112

Net loan charge-offs (recoveries) as a % of average loans, annualized (2):
Commercial and industrial	0.29%	0.08%
Commercial real estate mortgage—owner-occupied	0.01%	0.06%
Commercial real estate construction—owner-occupied	(0.11)%	(0.04)%
Total commercial	0.26%	0.08%
Commercial investor real estate mortgage	—%	(0.02)%
Commercial investor real estate construction	(0.01)%	—%
Total investor real estate	(0.01)%	(0.02)%
Residential first mortgage	—%	(0.02)%
Home equity lines	(0.12)%	(0.19)%
Home equity loans	(0.01)%	(0.07)%
Consumer credit card	3.44%	2.64%
Other consumer—exit portfolios	2.78%	1.58%
Other consumer	2.61%	3.29%
Total consumer	0.63%	0.70%
Total	0.36%	0.28%
Ratios (2):
Allowance for credit losses at end of period to loans, net of unearned income	1.70%	1.63%
Allowance for loan losses to loans, net of unearned income	1.56%	1.50%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	261%	311%
Allowance for loan losses to non-performing loans, excluding loans held for sale	241%	287%
_______
(1)See Note 1 for additional information.
(2)Amounts have been calculated using whole dollar values.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 11—Allowance Allocation

	September 30, 2023			December 31, 2022
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)
Commercial and industrial	$51,604	$664	1.29%	$50,905	$628	1.23%
Commercial real estate mortgage—owner-occupied	4,833	111	2.30	5,103	102	2.00
Commercial real estate construction—owner-occupied	270	7	2.47	298	7	2.29
Total commercial	56,707	782	1.38	56,306	737	1.31
Commercial investor real estate mortgage	6,436	144	2.23	6,393	114	1.78
Commercial investor real estate construction	2,301	43	1.90	1,986	28	1.38
Total investor real estate	8,737	187	2.15	8,379	142	1.69
Residential first mortgage	20,059	104	0.52	18,810	124	0.66
Home equity lines	3,240	79	2.42	3,510	77	2.18
Home equity loans	2,428	24	0.99	2,489	29	1.17
Consumer credit card	1,261	130	10.33	1,248	134	10.75
Other consumer—exit portfolios	356	30	8.29	570	39	6.84
Other consumer	6,154	341	5.54	5,697	300	5.27
Total consumer	33,498	708	2.11	32,324	703	2.18
Total	$98,942	$1,677	1.70%	$97,009	$1,582	1.63%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of September 30, 2023 and December 31, 2022:
Table 12—Non-Performing Assets

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$361	$347
Commercial real estate mortgage—owner-occupied	43	29
Commercial real estate construction—owner-occupied	10	6
Total commercial	414	382
Commercial investor real estate mortgage	169	53
Total investor real estate	169	53
Residential first mortgage	24	31
Home equity lines	29	28
Home equity loans	6	6
Total consumer	59	65
Total non-performing loans, excluding loans held for sale	642	500
Non-performing loans held for sale	2	3
Total non-performing loans(1)	644	503
Foreclosed properties	15	13
Total non-performing assets(1)	$659	$516
Accruing loans 90+ days past due:
Commercial and industrial	$13	$30
Commercial real estate mortgage—owner-occupied	1	1
Total commercial	14	31
Commercial investor real estate mortgage	—	40
Total investor real estate	—	40
Residential first mortgage(2)	58	47
Home equity lines	16	15
Home equity loans	7	8
Consumer credit card	17	15
Other consumer—exit portfolios	1	1
Other consumer	27	17
Total consumer	126	103
Total accruing loans 90+ days past due	$140	$174
Non-performing loans(1) to loans and non-performing loans held for sale	0.65%	0.52%
Non-performing loans, excluding loans held for sale(1) to loans	0.65%	0.52%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.67%	0.53%
_________
(1)Excludes accruing loans 90+ days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90+ days or more past due guaranteed loans excluded were $23 million at September 30, 2023 and $34 million at December 31, 2022.
Non-performing loans at September 30, 2023 increased $141 million as compared to year-end 2022 levels primarily due to one collateralized information credit and two senior housing facilities. Non-performing loans increased as a result of of continued asset quality normalization and a large collateralized information credit becoming non-performing in the third quarter of 2023. The same economic trends that impact net charge-offs, as discussed above, will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 13— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2023
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$382	$53	$65	$500
Additions	400	123	1	524
Net payments/other activity	(111)	(7)	(7)	(125)
Return to accrual	(104)	—	—	(104)
Charge-offs on non-accrual loans(2)	(148)	—	—	(148)
Transfers to held for sale(3)	(5)	—	—	(5)
Balance at end of period	$414	$169	$59	$642

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2022
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$368	$3	$80	$451
Additions	326	58	—	384
Net payments/other activity	(102)	—	(12)	(114)
Return to accrual	(148)	—	—	(148)
Charge-offs on non-accrual loans(2)	(61)	—	—	(61)
Transfers to held for sale(3)	(12)	—	—	(12)
Transfers to real estate owned	(3)	—	—	(3)
Sales	—	(2)	—	(2)
Balance at end of period	$368	$59	$68	$495
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
GOODWILL
Goodwill totaled $5.7 billion at both September 30, 2023 and December 31, 2022. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 for the methodologies and assumptions used in the goodwill impairment analysis.
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

The following table summarizes deposits by category and by segment:
Table 14—Deposits by Category and by Segment

	September 30, 2023	December 31, 2022
	(In millions)
Non-interest-bearing demand	$44,640	$51,348
Interest-bearing checking	22,428	25,676
Savings	13,292	15,662
Money market—domestic	32,646	33,285
Time deposits	13,193	5,772
	$126,199	$131,743

Consumer Bank segment	$80,980	$83,487
Corporate Bank segment	34,650	37,145
Wealth Management segment	7,791	9,111
Other (1)(2)	2,778	2,000
	$126,199	$131,743
____`
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, Eurodollar trade deposits, selected deposits and brokered time deposits).
(2) Includes brokered deposits totaling $1.9 billion at September 30, 2023 and $1.2 billion at December 31, 2022.
Total deposits at September 30, 2023 decreased approximately $5.5 billion compared to year-end 2022 levels, largely in line with expectations. Consistent with a high interest rate environment, deposits across all categories and segments were impacted by remixing as customers exhibited rate-seeking behavior. As of September 30, 2023 non-interest bearing products represented 35 percent of total deposits. Non-interest-bearing and most interest-bearing deposit categories decreased, partially offset by an increase in time deposits. To a lesser degree, deposit outflows were impacted by corporate customers using off-balance sheet funding solutions. Deposit balances also reflect additional brokered deposits in the Other segment entered into in the second quarter to maintain diversified funding sources.
Regions' deposits are granular and diversified including insured and collateralized deposits, with consumer deposits making up more than 60 percent of the total deposit base. Furthermore, corporate deposits include those that are operational in nature (where the primary use is certain operational services such as clearing, custody, payments or other cash management activities). A significant amount of the Company's deposit base is insured by the FDIC or collateralized, with approximately $7.7 billion in deposits collateralized in public funds or in trusts at September 30, 2023. The amount of estimated uninsured deposits totaled $46.7 billion at September 30, 2023, therefore over 60 percent of total deposits are insured by the FDIC. The Company's deposits are also granular in nature as evidenced by an average deposit account balance of approximately $18 thousand at September 30, 2023. The estimates of uninsured deposits and average account size were based on methodologies used in the Company's Call Report, which is prepared on an unconsolidated bank basis.
See the "Third Quarter Overview" section for details on expectations for deposits in 2023. See also the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion.
BORROWED FUNDS
Short-Term Borrowings
Short-term borrowings, which consist of FHLB advances, were $2.0 billion at September 30, 2023, and there were no short-term borrowings outstanding at December 31, 2022. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
Short and long-term funding from the FHLB and FRB are secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and FRB. As of September 30, 2023, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $93.6 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB and FRB is contingent on a subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a portion of Regions' funding strategy. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.

Table 15—Long-Term Borrowings

	September 30, 2023	December 31, 2022
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$747	$747
1.80% senior notes due August 2028	646	646
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	153	153
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	(152)	(158)
	1,792	1,786
Regions Bank:
FHLB advances	2,000	—
6.45% subordinated notes due June 2037	496	496
Other long-term debt	2	2
	2,498	498
Total consolidated	$4,290	$2,284
Long-term borrowings increased by approximately $2.0 billion from year-end 2022 as the Company utilized FHLB advances beginning in the second quarter of 2023. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
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
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022. At September 30, 2023, the net impact of the addback on CET1 was approximately $204 million or approximately 16 basis points. The add-back amount will decrease by approximately $100 million each year, or approximately 8 basis points, in the first quarters of 2024 and 2025.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income" to the consolidated financial statements for further details regarding CCAR results.

The following table summarizes the applicable holding company and bank regulatory requirements:
Table 16—Regulatory Capital Requirements

	September 30, 2023 Ratio(1)	December 31, 2022 Ratio	Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized

Common equity Tier 1 capital:
Regions Financial Corporation	10.29%	9.60%	4.50%	7.00%	N/A
Regions Bank	10.82	10.77	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	11.60%	10.91%	6.00%	8.50%	6.00%
Regions Bank	10.82	10.77	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	13.37%	12.54%	8.00%	10.50%	10.00%
Regions Bank	12.32	12.10	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	9.68%	8.90%	4.00%	4.00%	N/A
Regions Bank	9.05	8.80	4.00	4.00	5.00
___
(1) The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
(2) Reflects Regions' SCB of 2.50 percent. SCB does not apply to leverage capital ratios.
See the "Third Quarter Overview" section for details on expectations for CET1.
On August 29, 2023, U.S. federal banking regulators issued a proposal for long-term debt requirements that, if finalized, would require the Company to maintain minimum long-term debt requirements. If the proposal becomes effective, banks would be allowed a three-year phase-in period. The Company is studying the proposal and evaluating its impact.
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

Ratings
    Table 17 "Credit Ratings" reflects the debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and DBRS" as of September 30, 2023.
Table 17—Credit Ratings

As of September 30, 2023
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa1	A-	A
Subordinated debt	BBB	Baa1	BBB+	AL
Regions Bank
Short-term	A-2	P-1	F1	R-1M
Long-term bank deposits	N/A	A1	A	AH
Senior unsecured debt	A-	Baa1	A-	AH
Subordinated debt	BBB+	Baa1	BBB+	A
Outlook	Stable	Negative	Stable	Stable

As part of an industry-wide evaluation, on August 7, 2023, Moody's affirmed all long-term and short-term ratings and updated the outlook to negative from stable reflecting several sources of strain on the U.S. banking sector.
In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, and acceptability of its letters of credit, thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section in the 2022 Annual Report on Form 10-K for more information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.
SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $16.1 billion at September 30, 2023 as compared to $15.9 billion at December 31, 2022. During the nine months ended September 30, 2023, net income increased shareholders' equity by $1.7 billion, cash dividends on common stock reduced shareholders' equity by $599 million, and cash dividends on preferred stock reduced shareholders' equity by $74 million. Changes in AOCI decreased shareholders' equity by $893 million, primarily due to available for sale securities and derivative instruments as a result of changes in market interest rates during the nine months ended September 30, 2023. The cumulative effect from the adoption of new accounting guidance that eliminated TDRs and created modifications to troubled borrowers increased shareholders' equity by $28 million.
Subsequent to September 30, 2023 through November 6, 2023, the Company repurchased 9.6 million shares of common stock for which reduced shareholders' equity by $140 million. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Total equity includes noncontrolling interest of $25 million and $4 million at September 30, 2023 and December 31, 2022, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at September 30, 2023 and December 31, 2022.
See Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" section for additional information.
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which excludes certain adjustments that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include "adjusted net loan charge-offs", "adjusted net loan charge-offs as a percent of average loans, annualized", "adjusted non-interest expense", "adjusted non-interest income", "adjusted total revenue", and "adjusted total revenue, taxable-equivalent basis". Regions believes that excluding certain items provides a meaningful base for period-to-period comparison, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the

Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:
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

The following table provides: 1) a reconciliation of net loan charge-offs (GAAP) to adjusted net loan charge-offs (non-GAAP), 2) a computation of adjusted net loan charge-offs as a percentage of average loans, annualized (non-GAAP). 3) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 4) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 5) a computation of adjusted total revenue (non-GAAP), and 6) a computation of adjusted total revenue on a taxable-equivalent basis (non-GAAP).
Table 18—GAAP to Non-GAAP Reconciliations

	Nine Months Ended September 30
	2023	2022
	(Dollars in millions)
ADJUSTED NET CHARGE-OFFS AND RATIO
Net loan charge-offs (GAAP)	$265	$194
Less: charge-offs associated with the sale of unsecured consumer loans (1)	—	63
Adjusted net loan charge-offs (non-GAAP)	$265	$131

Average loans, net of unearned income, outstanding for the period (GAAP)	$98,220	$91,112

Net loan charge-offs as a percentage of average loans, annualized	0.36%	0.28%
Adjusted net loan charge-offs as a percentage of average loans, annualized (non-GAAP) (2)	0.36%	0.19%

		Three Months Ended September 30		Nine Months Ended September 30
		2023	2022	2023	2022
		(Dollars in millions)
ADJUSTED REVENUES
Non-interest expense (GAAP)	A	$1,093	$1,170	$3,231	$3,051
Adjustments:
Professional, legal and regulatory expenses (1)		—	(179)	—	(179)
Branch consolidation, property and equipment charges		(1)	(3)	(4)	2
Salaries and employee benefits—severance charges		(3)		(3)	—
Adjusted non-interest expense (non-GAAP)	B	$1,089	$988	$3,224	$2,874
Net interest income (GAAP)	C	$1,291	$1,262	$4,089	$3,385
Taxable-equivalent adjustment (GAAP)		13	12	38	34
Net interest income, taxable-equivalent basis (GAAP)	D	$1,304	$1,274	$4,127	$3,419
Non-interest income (GAAP)	E	$566	$605	$1,676	$1,829
Adjustments:
Securities (gains) losses, net		1	1	3	1
Leveraged lease termination gains		—	—	(1)	(1)
Adjusted non-interest income (non-GAAP)	F	$567	$606	$1,678	$1,829
Total revenue (GAAP)	C+E=G	$1,857	$1,867	$5,765	$5,214
Adjusted total revenue (non-GAAP)	C+F=H	$1,858	$1,868	$5,767	$5,214
Total revenue, taxable-equivalent basis (GAAP)	D+E=I	$1,870	$1,879	$5,803	$5,248
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=J	$1,871	$1,880	$5,805	$5,248
_________
(1)In the third quarter of 2022, the Company incurred settlement expenses related to a previously disclosed matter with the CFPB.

Table 19 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 19—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended September 30
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	5.32%	$1	$—	2.43%
Debt securities (2)	31,106	185	2.38	32,101	171	2.12
Loans held for sale	910	14	5.99	539	8	6.09
Loans, net of unearned income (3)(4)	98,785	1,475	5.91	94,684	1,084	4.53
Interest-bearing deposits in other banks	6,374	90	5.56	14,353	81	2.25
Other earning assets	1,465	15	4.09	1,379	11	3.34
Total earning assets	138,641	1,779	5.08	143,057	1,355	3.76
Unrealized gains/(losses) on securities available for sale, net (2)	(3,626)			(2,389)
Allowance for loan losses	(1,526)			(1,432)
Cash and due from banks	2,165			2,291
Other non-earning assets	17,830			16,895
	$153,484			$158,422
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$13,715	4	0.12	$16,176	5	0.11
Interest-bearing checking	22,499	74	1.31	26,665	22	0.33
Money market	32,146	179	2.20	31,520	17	0.22
Time deposits	12,112	110	3.59	5,351	6	0.45
Total interest-bearing deposits (5)	80,472	367	1.81	79,712	50	0.25
Federal funds purchased and securities sold under agreements to repurchase	8	—	5.46	—	—	—
Short-term borrowings	2,794	39	5.48	30	—	0.23
Long-term borrowings	4,295	69	6.31	2,319	31	5.39
Total interest-bearing liabilities	87,569	475	2.15	82,061	81	0.39
Non-interest-bearing deposits (5)	44,748	—	—	55,806	—	—
Total funding sources	132,317	475	1.42	137,867	81	0.23
Net interest spread (2)			2.93			3.36
Other liabilities	4,677			4,082
Shareholders’ equity	16,468			16,473
Noncontrolling interest	22			—
	$153,484			$158,422
Net interest income /margin on a taxable-equivalent basis (6)		$1,304	3.73%		$1,274	3.53%
_______
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Loans, net of unearned income include non-accrual loans for all periods presented.
(4)Interest income on loans, net of unearned income, includes hedging expense of $82 million and hedging income of zero for the three months ended September 30, 2023 and 2022, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $31 million and $28 million for the three months ended September 30, 2023 and 2022, respectively.
(5)Total deposit costs are calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equaled 1.16% and 0.15% for the three months ended September 30, 2023 and 2022, respectively.
(6)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% adjusted for applicable state income taxes net of the related federal tax benefit.

	Nine Months Ended September 30
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$1	$—	1.08%
Debt securities (2)	31,576	557	2.35	30,968	466	2.00
Loans held for sale	615	31	6.58	674	27	5.39
Loans, net of unearned income (3)(4)	98,220	4,314	5.84	91,112	2,914	4.26
Interest-bearing deposits in other banks	6,330	241	5.08	21,023	139	0.89
Other earning assets	1,406	41	3.94	1,378	38	3.67
Total earning assets	138,147	5,184	4.99	145,156	3,584	3.29
Unrealized gains/(losses) on securities available for sale, net (2)	(3,259)			(1,689)
Allowance for loan losses	(1,483)			(1,441)
Cash and due from banks	2,281			2,293
Other non-earning assets	17,762			16,328
	$153,448			$160,647
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$14,605	13	0.12	$15,974	15	0.12
Interest-bearing checking	23,383	191	1.09	27,319	30	0.15
Money market	32,077	400	1.67	31,423	23	0.10
Time deposits	9,366	202	2.88	5,617	15	0.36
Total interest-bearing deposits (5)	79,431	806	1.36	80,333	83	0.14
Federal funds purchased and securities sold under agreements to repurchase	8	—	5.30	—	—	—
Short-term borrowings	2,154	86	5.23	16	—	0.34
Long-term borrowings	3,374	165	6.48	2,345	82	4.66
Total interest-bearing liabilities	84,967	1,057	1.66	82,694	165	0.27
Non-interest-bearing deposits(5)	47,155	—	—	57,603	—	—
Total funding sources	132,122	1,057	1.07	140,297	165	0.16
Net interest spread (2)			3.33			3.02
Other liabilities	4,705			3,490
Shareholders’ equity	16,606			16,860
Noncontrolling interest	15			—
	$153,448			$160,647
Net interest income/margin on a taxable-equivalent basis (6)		$4,127	3.99%		$3,419	3.15%
_______
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Loans, net of unearned income include non-accrual loans for all periods presented.
(4)Interest income on loans, net of unearned income, includes hedging expense of $129 million and hedging income $188 million for the nine months ended September 30, 2023 and 2022, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $93 million and $76 million for the nine months ended September 30, 2023 and 2022, respectively.
(5)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equaled 0.85% and 0.08% for the nine months ended September 30, 2023 and 2022, respectively.
(6)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.
Net interest income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Both net interest income and net interest margin are influenced by market interest rates and in the first nine months of 2023, the FOMC increased the Fed funds rate by 100 basis points. See the "Third Quarter Overview" for a discussion of recent FOMC activity.
Net interest income (taxable-equivalent basis) and net interest margin increased in both the third quarter and first nine months of 2023 compared to the same periods in 2022. The increases were driven primarily by significantly higher short-term and long-term interest rates and higher average loan balances. Due to the rising rate environment, deposit and funding cost normalization which includes the impact of deposit remixing, partially offset the increases in net interest income and net interest margin. Additionally, offsetting the increase in the third quarter of 2023, approximately $6 billion of hedges became active which reduce net interest income in the current rate environment.

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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” See the "Third Quarter Overview" section for details on expectations for net interest income in 2023. The set of alternative interest rate scenarios includes instantaneous parallel rate shifts of various magnitudes. In addition to parallel rate shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—Regions' balance sheet is naturally asset sensitive, with net interest income increasing with higher interest rates, and decreasing with lower interest rates. This is the result of approximately half of the loan portfolio floating contractually with market rate indices, and funding from a large, mostly stable retail deposit portfolio. Importantly, the stability and rate sensitivity of Regions' deposit portfolio has been proven over multiple interest rate cycles. With this natural balance sheet profile, the ability to utilize discretionary asset duration strategies within the investment portfolio and through cash flow hedges is critical to mitigate the Bank’s naturally asset sensitive position.
As of September 30, 2023, Regions evidenced a mostly balanced asset/liability position, with an asset duration of approximately 2.6 years and a liability duration of approximately 2.6 years, using historically-informed approximations. The securities portfolio duration was approximately 4.5 years and is appropriate for Regions' risk profile in order to offset the long-duration deposit liabilities. While the available for sale securities and cash flow hedging portfolios are recorded on the balance sheet including current unrealized losses, deposit value increases have more than offset these losses through the rising rate environment. The additional value of deposits in a higher rate environment is realized in the form of lower-cost funding when compared with wholesale sources. While balance sheet analysis, particularly EVE analysis, does contemplate the economic value of deposits, the estimated fair value of deposits is equal to their carrying value for certain financial statement footnote disclosures, consistent with industry practices. See Note 9 "Fair Value Measurements" to the consolidated financial statements for additional information.
As of September 30, 2023, Regions' net interest income profile was mostly neutral to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending September 2024. The estimated exposure associated with the rising and falling rate scenarios in Table 20 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves, SOFR and BSBY) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. Under either environment, it is expected that changes in funding costs and balance sheet hedging income will mostly offset the change in asset yields.
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
The interest rate sensitivity analysis presented below in Table 20 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with tightening monetary policy on industry liquidity levels and the cost of that liquidity, management evaluates the impacts from these key assumptions through sensitivity analysis. Sensitivity calculations are hypothetical and should not be considered predictive of future results.
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet changes in the coming 12 months. In the first nine months of 2023, Regions experienced a decline in deposit balances, both from the normalization of balances acquired from stimulative policies, as well as from late-cycle rate seeking behavior by higher-balance customers, yet those declines slowed during the third quarter. The baseline projects deposit balances to be stable to modestly lower over the forecast horizon. Assuming runoff mimics the expected total deposit mix, an additional deposit outflow of $1 billion would reduce net interest income by $22 million over 12 months in the parallel +100 basis point scenario in Table 20. Conversely, if an additional $1 billion are retained a positive benefit of $22 million would be expected over 12 months in the parallel +100 basis point scenario in Table 20.
While the base case estimates stabilizing deposit balances in aggregate, additional remixing of approximately $3 billion to $5 billion out of low-cost deposit categories and into high-cost deposit categories is anticipated through mid-2024. In rising rate scenarios only, management assumes that the mix of legacy deposits will further change versus the base case as informed by analyses of prior rate cycles. Importantly, much of the anticipated mix shift has already occurred or is expected to occur within the baseline scenario. The magnitude of the remixing shift is rate dependent and equates to approximately $1.5 billion over 12 months in the parallel +100 basis point scenario in Table 20. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $28 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $28 million.
The deposit beta is calibrated using the experience from prior rate cycles and is dynamic across both interest rate level and time. In the base case scenario, management expects an approximate 40 percent full cycle interest-bearing deposit beta by year-end 2023. The parallel +100 basis point shock scenario in Table 20 also incorporates an incremental beta of approximately 45 percent above the base case scenario. Incremental deposit pricing outperformance or underperformance of 5 percent in the parallel +100 basis point shock would increase or decrease net interest income by approximately $40 million.
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 21 and its accompanying description.
Table 20—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income September 30, 2023(1)(2)
(in millions)
Gradual Change in Interest Rates
+ 200 basis points	$31
+ 100 basis points	19
- 100 basis points	(65)
- 200 basis points	(112)

Instantaneous Change in Interest Rates
+ 200 basis points	$(3)
+ 100 basis points	10
- 100 basis points	(61)
- 200 basis points	(136)
________
(1)Disclosed interest rate sensitivity levels represent the 12-month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.
(2)All active cash flow hedges, including forward starting hedges, are reflected within the measurement horizon. See Table 22 for additional information regarding hedge start and maturity dates.

Regions' comprehensive interest rate risk management approach uses derivatives, as discussed further below, and debt securities to manage its interest rate risk position.
During the third quarter of 2023, the Company added $1.5 billion of 3 year maturity, forward starting swaps, of which $1.25 billion become active in 2026 and $250 million become active in January 2027. The receive fixed rates on these cash flow hedges averaged 3.46 percent, paying overnight SOFR. The Company also added $500 million of 4 year maturity forward starting interest rate options, which will become active in 2025. These options were constructed with net purchased interest rate floors at a weighted-average strike of 2.00 percent. To completely offset the cost of these floors, the strategy includes sold interest rate caps with a weighted-average strike of 6.20 percent.
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
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 21—Hedging Derivatives by Interest Rate Risk Management Strategy

	September 30, 2023
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)(3)	$123	4.1	5.0%	4.3%
Receive fixed/pay variable swaps - borrowed funds(3)	1,400	3.0	0.6%	5.4%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)(3)	$29,300	3.3	3.0%	5.0%
Interest rate options(4)	2,000	4.8
Total derivatives designated as hedging instruments	$32,823

_________
(1)Floating rates represent the most recent fixing for active derivatives and the first forward fixing for future starting derivatives.
(2)Includes forward starting notional. For more information on notional by year, see Table 22.
(3)Floating rates include the static spread associated with SOFR conversion.
(4)Interest rate options have an average cap strike of 6.22% and a floor of 1.86%.
The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly and annual periods. Asset hedge notional amounts mature prior to the end of 2032, with an immaterial amount of notional maturing in early 2032.

Table 22—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount
	Quarter Ended	Years Ended
	12/31/2023	2024	2025	2026	2027	2028	2029	2030	2031
	(in millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$18,018	$20,411	$18,989	$16,653	$12,205	$6,362	$386	$2	$—
Receive variable/pay fixed swaps	99	100	100	83	15	23	23	23	23
Net receive fixed/pay variable swaps	$17,919	$20,311	$18,889	$16,570	$12,190	$6,339	$363	$(21)	$(23)

Interest rate options	$—	$1,001	$1,999	$2,000	$2,000	$999	$1	$—	$—
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
The Company successfully transitioned from LIBOR to alternative reference rates by June 30, 2023. Impacted instruments were transitioned in accordance with the LIBOR Act with certain instruments transitioning on applicable reset dates through June 30, 2024. As part of this transition, the Company applied certain optional expedients and exceptions allowed in previously adopted accounting relief for hedges.
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
The following table summarizes the Company's available sources of liquidity as of September 30, 2023:
Table 23—Liquidity Sources

Availability as of September 30, 2023
(in billions)
Cash at the FRB(1)	$7.5
Liquid securities free to use, including at BTFP(2)	18.9
Liquid corporate bonds	0.6
Other unencumbered securities	0.1
FHLB borrowing availability	11.4
FRB borrowing availability through the discount window	18.2
Total liquidity sources	$56.7
____
(1) Includes small in transit items that may not yet be reflected in the Fed master account closing balance.
(2) Securities pledged under the BTFP are measured at par value, as provided in the program, resulting in additional collateral of approximately $2.3 billion at
September 30, 2023.
The balance with the FRB is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At September 30, 2023, Regions had approximately $7.5 billion in cash on deposit with the FRB and other depository institutions, a decrease from approximately $9.2 billion at December 31, 2022, partially driven by the expected decline in deposits during the period. Refer to the "Cash and Cash Equivalents" and "Deposits" sections for more information.
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
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of September 30, 2023, Regions had $2.0 billion in short-term FHLB borrowings, $2.0 billion in long-term FHLB borrowings and had additional borrowing capacity from the FHLB, as shown in Table 23. FHLB borrowing capacity was determined based on eligible securities and loan amounts, as of September 30, 2023, that can be pledged as collateral for future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

Regions has additional borrowing availability with the FRB through the discount window as shown in Table 23. FRB borrowing capacity is determined based on eligible loan amounts that can be used as collateral for future borrowing capacity.
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
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $2.4 billion at September 30, 2023. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
CREDIT RISK
Regions’ objective regarding credit risk is to maintain a credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has various processes to manage credit risk as described in the "Management Process" section in Management's Discussion and Analysis included in Regions' Annual Report on Form 10-K for the year ended December 31, 2022. In order to assess the risk profile of the loan portfolio, Regions considers risk factors within the loan portfolio segments and classes, the current U.S. economic environment and that of its primary banking markets, as well as counterparty risk. See the "Portfolio Characteristics" section found earlier in this report for further information regarding the risk characteristics of each loan type. See further discussion of the current U.S. economic environment in the "Economic Environment in Regions' Banking Markets" section.
INFORMATION SECURITY RISK
Regions faces information security risks, such as evolving and adaptive cyber-attacks that are conducted regularly against financial institutions in attempts to compromise or disable information systems. Such attempts have increased in recent years, and the trend is expected to continue for a number of reasons, including increases in technology-based products and services used by Regions and the Company's customers, the growing use of mobile, cloud, and other emerging technologies, and the increasing sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties or fraud on the part of employees.
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
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management's judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. The provision for credit losses totaled $145 million during the third quarter of 2023 compared to $135 million during the third quarter 2022. The provision for credit losses totaled $398 million for the first nine months of 2023 compared to $159 million for the first nine months of 2022. Refer to the "Allowance" section for further detail.

NON-INTEREST INCOME
Table 24—Non-Interest Income

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2023 vs. 9/30/2022
	2023	2022	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$142	$156	$(14)	(9.0)%
Card and ATM fees	126	126	—	—%
Capital markets income	64	93	(29)	(31.2)%
Investment management and trust fee income	79	74	5	6.8%
Mortgage income	28	37	(9)	(24.3)%
Investment services fee income	33	34	(1)	(2.9)%
Commercial credit fee income	24	26	(2)	(7.7)%
Bank-owned life insurance	20	15	5	33.3%
Market value adjustments on employee benefit assets	4	(5)	9	180.0%
Securities gains (losses), net	(1)	(1)	—	—%
Other miscellaneous income	47	50	(3)	(6.0)%
	$566	$605	$(39)	(6.4)%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2023 vs. 9/30/2022
	2023	2022	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$449	$489	$(40)	(8.2)%
Card and ATM fees	377	383	(6)	(1.6)%
Capital markets income	174	278	(104)	(37.4)%
Investment management and trust fee income	232	221	11	5.0%
Mortgage income	78	132	(54)	(40.9)%
Investment services fee income	102	90	12	13.3%
Commercial credit fee income	78	71	7	9.9%
Bank-owned life insurance	56	45	11	24.4%
Market valuation adjustments on employee benefit assets	3	(36)	39	108.3%
Securities gains (losses), net	(3)	(1)	(2)	200.0%
Other miscellaneous income	130	157	(27)	(17.2)%
	$1,676	$1,829	$(153)	(8.4)%
_______
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, treasury management fees and other customer transaction-related service charges, and, prior to mid-2022, non-sufficient fund fees. During the third quarter and nine months ended September 30, 2023, service charges decreased compared to the same periods in 2022, primarily as a result of overdraft-related policy enhancements that eliminated non-sufficient fund fees in mid-June 2022. Additionally, in the second quarter of 2023, the Company added an overdraft grace feature, which compliments the overdraft-related policy enhancements. An increase in fees from treasury management services partially offset the overall decline in service charges.
On October 25, 2023, the Federal Reserve Board issued a proposal for public comment that, if finalized, would lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. Under the proposed rule the maximum interchange fee would be subject to adjustments every other year based upon issuer cost data. The Company is studying the proposal and evaluating its impact.
Capital Markets Income
Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income decreased in the third quarter and nine months ended September 30, 2023 compared to the same periods in 2022, driven primarily by negative credit/debit valuation adjustments in 2023 due to rate and spread movements. To a lesser degree, capital markets income was negatively impacted by declines in syndication revenue. Partially offsetting these decreases were increases in securities underwriting and placement fees and real estate capital markets revenue in the third quarter and first nine months of 2023 compared to the same periods in 2022.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income in the third quarter and nine months ended September 30, 2023 compared to the same periods in 2022 was due primarily to lower mortgage production and sales as a result of higher market interest rates. In the nine months ended September 30, 2023, the decrease was also a result of a decline in the valuation of mortgage servicing rights and related hedges. Additionally, mortgage income for the nine months ended September 30, 2022 included approximately $12 million in gains associated with the re-securitization and sale of Ginnie Mae loans previously repurchased from their pools. Partially offsetting the declines was an increase in servicing income associated with a bulk purchase of the rights to service $6.2 billion of residential mortgage loans in the third quarter of 2023.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased during the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to the rising interest rate environment, which has driven increases in fixed annuity rates and the related investment income. Also contributing were increases in assets under management due to additional financial advisors.
Bank-owned Life Insurance
Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits Bank-owned life insurance income increased during the nine months ended September 30, 2023 compared to the same period in 2022 driven primarily by improvement in underlying crediting rates as a result of an overall increase in interest rates.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. The adjustments are offset in salaries and benefits and other non-interest expense.
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments, fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income decreased in the nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to a decline in commercial loan and leasing related fee income and a customer's bankruptcy-related distribution in the second quarter of 2022 that did not repeat.

NON-INTEREST EXPENSE
Table 25—Non-Interest Expense

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2023 vs. 9/30/2022
	2023	2022	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$589	$593	$(4)	(0.7)%
Equipment and software expense	107	98	9	9.2%
Net occupancy expense	72	76	(4)	(5.3)%
Outside services	39	40	(1)	(2.5)%
Marketing	26	29	(3)	(10.3)%
Professional, legal and regulatory expenses	27	199	(172)	(86.4)%
Credit/checkcard expenses	16	13	3	23.1%
FDIC insurance assessments	27	16	11	68.8%
Visa class B shares expense	5	3	2	66.7%
Operational losses	75	13	62	476.9%
Branch consolidation, property and equipment charges	1	3	(2)	(66.7)%
Other miscellaneous expenses	109	87	22	25.3%
	$1,093	$1,170	$(77)	(6.6)%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2023 vs. 9/30/2022
	2023	2022	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,808	$1,714	$94	5.5%
Equipment and software expense	310	290	20	6.9%
Net occupancy expense	218	226	(8)	(3.5)%
Outside services	120	116	4	3.4%
Marketing	79	75	4	5.3%
Professional, legal and regulatory expenses	66	240	(174)	(72.5)%
Credit/checkcard expenses	45	52	(7)	(13.5)%
FDIC insurance assessments	81	43	38	88.4%
Visa class B shares expense	22	17	5	29.4%
Operational losses	183	38	145	381.6%
Branch consolidation, property and equipment charges	4	(2)	6	300.0%
Other miscellaneous expenses	295	242	53	21.9%
	$3,231	$3,051	$180	5.9%
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased in the first nine months of 2023 compared to the same period in 2022 primarily due to increases in base salaries and higher benefit expenses offset by a decline in incentive compensation. Full-time equivalent headcount increased to 20,257 at September 30, 2023 from 19,950 at September 30, 2022 further contributing to the increase in salaries and employee benefits.
Professional, legal and regulatory expenses
Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal, and regulatory expenses decreased in the third quarter and first nine months of 2023 compared to the same periods in 2022 primarily due to a settlement reached with the CFPB in the third quarter of 2022 related to a previously disclosed matter. See Note 23 "Commitments, Contingencies and Guarantees" in the Annual Report on Form 10-K for the year ended December 31, 2022 for more detail.
Credit/checkcard Expenses
Credit/checkcard expenses include credit and checkcard fraud and expenses. Credit/checkcard expenses decreased in the first nine months of 2023 compared to the same period in 2022 due to a debit card accrual increase in the first quarter of 2022 related to a previous matter that did not repeat.

FDIC Insurance Assessments
FDIC insurance assessments increased in the third quarter and first nine months of 2023 compared to the same periods in 2022 primarily resulting from a two basis point increase in the quarterly assessment rate schedules charged to all financial institutions effective for the first quarter of 2023. To a lesser degree, changes in other factors including continued credit normalization and declining cash balances contributed to the increase.
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
Operational Losses
Operational losses include losses related to fraud, execution, delivery and process management, and damage to physical assets. Operational losses increased in the third quarter and first nine months of 2023 compared to the same periods in 2022 due to elevated check-related fraud losses from two fraud schemes. The Company has adjusted its countermeasures to identify potential fraud instances more effectively and the volume of new fraud claims has slowed.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses increased in the third quarter of 2023 and first nine months of 2023 compared to the same periods in 2022 primarily due to higher non-service based pension-related expenses and, to a lesser degree, higher fees associated with licenses and taxes.
INCOME TAXES
The Company’s income tax expense for the three months ended September 30, 2023 was $129 million compared to $133 million for the three months ended September 30, 2022, resulting in effective tax rates of 20.9 percent and 23.7 percent, respectively. The decrease in effective tax rate for the three months ended September 30, 2023 compared to the same period in 2022 is primarily due to the nondeductible nature of a portion of the previously disclosed settlement reached with the CFPB in the third quarter of 2022. See Note 23 "Commitments, Contingencies and Guarantees" in the Annual Report on Form 10-K for the year ended December 31, 2022 for further details. The Company’s income tax expense for the nine months ended September 30, 2023 was $453 million compared to $444 million for the nine months ended September 30, 2022, resulting in effective tax rates of 21.2 percent and 22.2 percent, respectively. See the "Third Quarter Overview" for the Company's near-term expectations for future tax rates.
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
At September 30, 2023, the Company reported a net deferred tax asset of $1.2 billion compared to $943 million at December 31, 2022. The change in the net deferred tax position was due primarily to the deferred tax impact of increases in unrealized losses on securities for sale and derivative instruments arising during the period.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information presented in the "Market Risk" section of Part 1, Item 2 is incorporated herein by reference.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2023, there were no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

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
During the nine months ended September 30, 2023, Regions did not repurchase any outstanding common stock.
Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on June 5, 2020.

3.5	Certificate of Designations, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by registrant on May 3, 2021.

3.6	By-Laws as amended and restated, incorporated by reference to Exhibit 3.2 to the Form 8-K filed by registrant on October 18, 2023.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: November 7, 2023	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)