Form 10-K
period 2023-12-31
REGIONS FINANCIAL CORP
filed 2024-02-23
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company  ☐  Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Common Stock, $.01 par value—$16,319,687,553 as of June 30, 2023.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value—918,864,048 shares issued and outstanding as of February 21, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 2024 Annual Meeting of Shareholders are incorporated by reference into Part III to the extent described therein.

REGIONS FINANCIAL CORPORATION
FORM 10-K

Glossary of Defined Terms
Agencies - collectively, FNMA, FHLMC, and GNMA.
ACL - Allowance for credit losses.
ALCO - Asset/Liability Management Committee.
Allowance - Allowance for credit losses.
AMLA - Anti-Money Laundering Act of 2020.
AOCI - Accumulated other comprehensive income.
ASU - Accounting Standards Update.
ATM - Automated teller machine.
Bank - Regions Bank.
Basel III - Basel Committee's 2010 Regulatory Capital Framework (Third Accord).
Basel III Endgame - New rules for capital requirements that include broad-based changes to the risk-weighting framework      that were proposed by U.S. federal regulators in 2023.
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
Board - The Company’s Board of Directors.
BSBY - Bloomberg Short-Term Bank Yield index.
BTFP - Bank Term Funding Program.
Call Report - Regions Bank's FFIEC 031 filing.
CAP - Customer Assistance Program.
CCAR - Comprehensive Capital Analysis and Review.
CCPA - California Privacy Rights Act of 2018, as amended by the California Privacy Rights Act of 2020.
CECL - Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments ("Current Expected Credit Losses").
CEO - Chief Executive Officer.
CET1 - Common Equity Tier 1.
CFO - Chief Financial Officer.
CFPB - Consumer Financial Protection Bureau.
CFTC - Commodity Futures Trading Commission
CHR - Compensation and Human Resources.
Company - Regions Financial Corporation and its subsidiaries.
COSO - Committee of Sponsoring Organizations of the Treadway Commission.
COVID-19 - Coronavirus Disease 2019.
CPI- Consumer Price Index.
CPR - Constant (or Conditional) prepayment rate.
CRA - Community Reinvestment Act of 1977.
DEI - Diversity, Equity & Inclusion.
DIF - Deposit Insurance Fund.
Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DPD - Days past due.

DUS - Fannie Mae Delegated Underwriting & Servicing.
EAD - Exposure-at-default.
EEO-1 - Equal employment opportunity commission's Standard Form 100 report.
ERMC - Enterprise Risk Management Committee.
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
GSE - Government-Sponsored Enterprise.
G-SIB - Globally Systemically Important Bank Holding Company.
HPI - Housing price index.
HUD - U.S. Department of Housing and Urban Development.
HCM - Human Capital Management.
IDI - Insured Depository Institution.
IPO - Initial public offering.
IRA - Individual Retirement Account.
IRS - Internal Revenue Service.
IS Program - Information Security Program.
LCR - Liquidity coverage ratio.
LGD - Loss given default.
LIBOR - London InterBank Offered Rate.
LLC - Limited Liability Company.
LROC - Liquidity Risk Oversight Committee.
LTIP - Long-term incentive plan.
LTV - Loan to value.

MBS - Mortgage-backed securities.
MD&A - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MSAs - Metropolitan Statistical Areas.
MSR - Mortgage servicing right.
NAV - Net Asset Value.
NIST - National Institute of Standards and Technology.
NSFR - Net stable funding ratio.
NYSE - New York Stock Exchange.
OAS - Option-adjusted spread.
OCC - Office of the Comptroller of the Currency.
OCI - Other comprehensive income.
OFAC - U.S. Treasury Department - Office of Foreign Assets Control.
ORC - Operational Risk Committee.
PCAOB - Public Company Accounting Oversight Board.
PCD - Purchased credit deteriorated.
PD - Probability of default.
R&S - Reasonable and supportable.
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
TBA - To Be Announced.
TDR - Troubled debt restructuring.
TOROC - Technology Operations Risk Oversight Committee.
TPRM - Third-Party Risk Management.
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
•Changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets (such as our portfolio of investment securities) and obligations, as well as the availability and cost of capital and liquidity.
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
•Our ability to effectively compete with other traditional and non-traditional financial services companies, including fintechs, some of which possess greater financial resources than we do or are subject to different regulatory standards than we are.
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
•Our ability to achieve our expense management initiatives.
•Changes in commodity market prices and conditions could adversely affect the cash flows of our borrowers operating in industries that are impacted by changes in commodity prices (including businesses indirectly impacted by commodities prices such as businesses that transport commodities or manufacture equipment used in the production of commodities), which could impair the ability of those borrowers to service any loans outstanding to them and/or reduce demand for loans in those industries.
•The effects of geopolitical instability, including wars, conflicts, civil unrest, and terrorist attacks and the potential impact, directly or indirectly, on our businesses.
•Fraud, theft or other misconduct conducted by external parties, including our customers and business partners, or by our employees.
•Any inaccurate or incomplete information provided to us by our customers or counterparties.
•Inability of our framework to manage risks associated with our businesses, such as credit risk and operational risk, including third-party vendors and other service providers, which inability could, among other things, result in a breach of operating or security systems as a result of a cyber-attack or similar act or failure to deliver our services effectively.
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
•The costs, including possibly incurring fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results.
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
•The effect of new tax legislation and/or interpretation of existing tax law, which may impact our earnings, capital ratios and our ability to return capital to shareholders.
•Changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies could materially affect our financial statements and how we report those results, and expectations and preliminary analyses relating to how such changes will affect our financial results could prove incorrect.
•Any impairment of our goodwill or other intangibles, any repricing of assets or any adjustment of valuation allowances on our deferred tax assets due to changes in tax law, adverse changes in the economic environment declining operations of the reporting unit or other factors.
•The effects of man-made and natural disasters, including fires, floods, droughts, tornadoes, hurricanes and environmental damage (especially in the Southeastern United States), which may negatively affect our operations and/or our loan portfolios and increase our cost of conducting business. The severity and frequency of future earthquakes, fires, hurricanes, tornadoes, droughts, floods and other weather-related events are difficult to predict and may be exacerbated by global climate change.
•The impact of pandemics on our businesses, operations and financial results and conditions. The duration and severity of any pandemic as well as government actions or other restrictions in connection with such events could disrupt the global economy, adversely affect our capital and liquidity position, impair the ability of borrowers to repay outstanding loans and increase our allowance for credit losses, impair collateral values and result in lost revenue or additional expenses.
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

Item 1. Business
Regions Financial Corporation is a FHC headquartered in Birmingham, Alabama operating in the South, Midwest and Texas. In addition, Regions operates several offices delivering specialty capabilities in New York, Washington D.C., Chicago and other locations nationwide. Regions provides financial solutions for a wide range of clients including retail and mortgage banking services, commercial banking services and wealth and investment services. Further, Regions and its subsidiaries deliver other financial services capabilities described below. At December 31, 2023, Regions had total consolidated assets of approximately $152.2 billion, total consolidated deposits of approximately $127.8 billion and total consolidated shareholders’ equity of approximately $17.4 billion.
The terms “Regions,” the “Company,” “we,” “us” and “our” as used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (800) 734-4667.
Banking Operations
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2023, Regions operated 2,023 ATMs and 1,271 total branch outlets primarily across the South, Midwest and Texas.
The following table reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Florida	272
Tennessee	198
Alabama	186
Georgia	117
Mississippi	99
Texas	90
Louisiana	82
Arkansas	57
Missouri	49
Illinois	41
Indiana	40
South Carolina	18
Kentucky	9
North Carolina	7
Iowa	5
Utah	1
Total	1,271
Other Financial Services Operations
In addition to its banking operations, Regions and its subsidiaries deliver specialty capabilities including merger and acquisition advisory services, capital markets solutions, home improvement lending, investment services, equipment financing for commercial clients and small business customers, low income housing tax credit corporate fund syndication and asset management, financing to CRA-qualified customers, investments and insurance products, broker-dealer services to commercial clients, and others.
Supervision and Regulation
We are subject to the extensive regulatory framework applicable to BHCs and their subsidiaries. This framework is intended primarily for the protection of depositors, the FDIC’s DIF and the banking system as a whole, and is not intended for the protection of shareholders or other investors.
Banking and other financial services statutes, regulations and policies are continually under review by United States Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to Regions and its subsidiaries. Regions cannot predict future changes in the applicable laws, regulations and regulatory agency policies, including any changes resulting from changes in the U.S. presidential administration. Yet, such changes may have a material impact on Regions’ business, financial condition or results of operations. We will continue to evaluate the impact of any changes in law and any new regulations promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures and the requirements of the enhanced supervision provisions, among others.
The scope of the laws and regulations and the intensity of the supervision to which Regions is subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors, including the failure of U.S. depository institutions in the first half of 2023, technological factors, market changes, climate change concerns, as well as increased scrutiny and possible denials of bank mergers and acquisitions by federal banking regulators. Regulatory enforcement and fines have also increased across the banking and financial services sector. Regions expects that its business will remain subject to extensive regulation and supervision.
The descriptions below summarize certain significant federal and state laws to which Regions is subject. These descriptions do not summarize all possible or proposed changes in laws or regulations and are not intended to be a substitute for the related statues or regulatory provisions. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
Overview
As a BHC, Regions is subject to regulation under the BHC Act and to regulation, examination and supervision by the Federal Reserve. Regions has elected to be treated as an FHC which allows it to engage in a broader range of activities than would otherwise be permissible for a BHC. The BHC Act provides for “umbrella” regulation of FHCs by the Federal Reserve and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHC Act also requires the Federal Reserve to examine any subsidiary of a BHC, other than a depository institution, engaged in activities permissible for a depository institution. The Federal Reserve is also granted the authority, in certain circumstances, to require reports of, examine and adopt rules applicable to any holding company subsidiary.
Regions Bank is an Alabama state-chartered bank and a member of the Federal Reserve System. Its operations are generally subject to supervision and examination by both the Federal Reserve and the Alabama State Banking Department. Regions Bank is also affected by the actions of the Federal Reserve as it implements monetary policy. As a Federal Reserve System member bank, Regions Bank is required to hold stock in the Federal Reserve Bank of Atlanta in an amount equal to six percent of its capital stock and surplus. Member banks with total assets in excess of $10 billion, including Regions Bank, receive a floating rate dividend tied to 10-year U.S. Treasuries, with the maximum dividend rate capped at six percent.
Regions Bank and its affiliates are also subject to supervision, regulation and examination by the CFPB with respect to consumer protection laws and regulations.
Regions and certain of its subsidiaries and affiliates, including those that engage in derivatives transactions, securities underwriting, market making, brokerage, investment advisory and insurance activities, are subject to other federal and state laws and regulations, as well as supervision and examination by other federal and state regulatory agencies and other regulatory authorities, including the SEC, CFTC, FINRA and the NYSE. Regions Bank is also subject to additional state and federal laws, as well as various compliance regulations, that govern its activities, the investments it makes and the aggregate amount of loans that may be granted to one borrower.
Examinations by Regions’ regulators consider not only compliance with applicable laws, regulations and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the board of directors, the effectiveness of internal controls, earnings, liquidity, interest rate risk management and various other factors. Following those examinations, Regions and Regions Bank are assigned supervisory ratings. This supervisory framework, including the examination reports and supervisory ratings, which are considered confidential supervisory information, could materially impact the conduct, growth and profitability of Regions’ operations.
Under the Federal Reserve’s Large Financial Institution Rating System, component ratings are assigned for capital planning, liquidity risk management, and governance and controls. To be considered “well managed” under this rating system, a firm must be rated “broadly meets expectations” or “conditionally meets expectations” for each of its three component ratings.
The results of examinations by any of Regions’ federal bank regulators potentially can result in the imposition of significant limitations on Regions’ activities and growth. These regulatory agencies generally have broad enforcement authority and discretion to impose restrictions and limitations on the operations of a regulated entity, including the imposition of substantial monetary penalties and non-monetary requirements against a regulated entity where the relevant agency determines that the operations of the regulated entity or any of its subsidiaries fail to comply with applicable laws or regulations, are conducted in an unsafe or unsound manner or represent an unfair or deceptive act or practice.
Enhanced Prudential Standards and Regulatory Tailoring Rules
As a BHC with over $100 billion in total consolidated assets, we are subject to enhanced prudential standards and capital rules (the “Tailoring Rules”). The Tailoring Rules assign each U.S. BHC with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five other risk-based indicators: (1) cross-jurisdictional activity, (2) wSTWF, (3) non-bank assets, (4) off-balance sheet exposure and (5) status as a U.S. G-SIB.
Under the Tailoring Rules, Regions and Regions Bank are each subject to Category IV standards, which apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III. Firms subject to Category IV standards are generally subject to the same capital and liquidity requirements as firms with less than $100 billion in total consolidated assets, but are, among other things, subject to certain enhanced prudential standards and also required to monitor and report certain risk-based indicators. Accordingly, under the Tailoring Rules, Category IV firms are, among other things, (1) not subject to LCR or NSFR requirements (or, in certain cases, subject to reduced requirements), (2) remain eligible to opt-out of the requirement to recognize most elements of AOCI in regulatory capital, (3) not subject to company-run capital stress testing requirements, (4) subject to supervisory capital stress testing on a biennial instead of annual basis, (5) subject to requirements to develop and maintain a capital plan on an annual basis and (6) subject to certain liquidity risk management and risk committee requirements.
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
Regulatory Capital Requirements
Regions and Regions Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve, which are based on the Basel III framework.
The Basel III-based U.S. capital rules, among other things, include both risk-based requirements, which compare three measures of capital to RWAs, as well as leverage requirements, which in the case of Category IV banking organizations such as Regions, consist of the Tier 1 leverage ratio described below.
The capital rules also require firms to maintain a buffer (referred to as the SCB) consisting of solely CET1 capital, in addition to the minimum risk-based requirements. Failure to satisfy the buffer requirement in full results in graduated constraints on capital distributions, including dividends and share repurchases, and discretionary executive compensation. The extent to which capital distributions will be constrained depends on the amount of the shortfall and the institution’s “eligible retained income,” which is defined as the greater of (1) a banking institution’s net income for the four preceding calendar quarters, net of any distributions to shareholders and associated tax effects not already reflected in net income, and (2) the average of a banking institution’s net income over the preceding four quarters. As a Category IV banking organization, Regions’ SCB is determined through the Federal Reserve’s CCAR supervisory stress tests which include analyses using baseline and severely adverse economic and financial scenarios. Regions’ SCB requirement is determined by adding the Federal Reserve’s modeled capital degradation, in the supervisory severely adverse scenario, plus four quarters of planned common stock dividends. As a Category IV banking organization, the capital degradation component of the SCB is calculated every other year, in even-numbered years. During a year in which a Category IV banking organization does not undergo a supervisory stress test, it will receive an updated SCB requirement that reflects its updated planned common stock dividends. A Category IV banking organization is also able to elect to participate in the supervisory stress test in a year in which it would not normally be subject to the supervisory stress test and consequently receive an updated SCB requirement. The SCB is subject to a 2.5 percent floor.
While Regions was not required to participate in 2023 supervisory stress testing, the Company did receive its SCB reflecting planned capital changes including plans to increase its common stock dividend. For the fourth quarter of 2023 through the third quarter of 2024, the SCB continues to be floored at 2.5 percent, the regulatory minimum. For Regions Bank, the buffer requirement is the 2.5 percent SCB.
See Note 12 "Regulatory Capital Requirements and Restrictions" in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details on minimum capital ratios and those needed to be well capitalized.
Regions is also subject to rules that provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.
As a Category IV banking organization, Regions must also develop and maintain a capital plan, and must submit the capital plan to the Federal Reserve as part of the CCAR process. The CCAR process is intended to help ensure that BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. In addition, the Federal Reserve’s capital plan rule relating to the CCAR process provides that a BHC must receive prior approval for any dividend, stock repurchase or other capital distribution if the BHC is required to resubmit its capital plan, subject to an exception for distributions on newly issued capital instruments. Among other circumstances, a BHC may be required to resubmit its capital plan in connection with certain acquisitions or dispositions.
In 2020, the U.S. federal banking agencies published a final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The final rule provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). Regions adopted the capital transition relief over the permissible five-year period.
In July 2023, the U.S. banking regulators issued a proposal to revise the risk-based capital standards applicable to Regions, which generally aligns with the global Basel Accord. The proposal would introduce a new measure of risk-weighted assets, which would reflect the proposed new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, as well as a proposed new measure for market risk that would be based on both internal models and standardized supervisory models of market risk. For Category III and IV institutions, this includes removing the AOCI opt-out in calculating regulatory capital. The proposed effective date is July 1, 2025, subject to a three-year transition period ending July 1, 2028, over which the expanded total risk-weighted assets would be phased in. The Company will continue to evaluate this proposal, as well as any potential future changes to the proposal, and the potential impacts on Regions.
In August 2023, the U.S. banking regulators proposed a rule that would require banking organizations with $100 billion or more in total assets to comply with long-term debt requirements and clean holding company requirements that currently apply only to global systemically important banking organizations. This proposal would also impose a long-term debt requirement on certain categories of IDIs, including IDIs with $100 billion or more in total assets, such as Regions Bank. If adopted, this proposal would require the Company and Regions Bank to each maintain a minimum outstanding eligible long-term debt amount of no less than the greatest of (i) 6% of risk-weighted assets, (ii) 2.5% of total leverage exposure and (iii) 3.5% of average total consolidated assets. Regions Bank would be required to issue the minimum amount of eligible long-term debt to the Company, and the Company would be required to issue the minimum amount of eligible long-term debt externally. In addition, if adopted as proposed, the clean holding company requirement would limit or prohibit the Company from entering into certain transactions that could impede its orderly resolution, including, for example, prohibiting the Company from entering into transactions that could spread losses to subsidiaries and third parties, as well as limiting the amount of the Company’s liabilities that are not eligible long-term. This proposal is subject to a comment period. The Company will continue to evaluate this proposal and the potential impacts, if adopted as proposed.
For more information, see the “Regulatory Requirements” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Liquidity Requirements
Under the Tailoring Rules, Category IV firms with less than $50 billion in wSTWF, including Regions and Regions Bank, are not subject to a LCR requirement or any NSFR requirement. However, BHCs that are Category IV firms are subject to minimum monthly liquidity buffers and liquidity stress testing requirements under the Federal Reserve’s enhanced prudential standards. Furthermore, as a Category IV firm, Regions is obligated, at a minimum, to: (i) calculate collateral positions monthly; (ii) establish a more limited set of liquidity risk limits; (iii) monitor elements of intraday liquidity risk exposures; and (iv) report liquidity data on the FR 2052a on a monthly basis.

Resolution Planning
Category IV firms such as Regions are not required to submit 165(d) resolution plans. The FDIC separately requires insured depositary institutions with $100 billion or more in total assets, such as Regions Bank, to submit to the FDIC periodic plans for resolution in the event of the bank’s failure. Regions Bank submitted its most recent resolution plan in November 2022.
In August 2023, the FDIC issued a proposal to amend its rules requiring covered IDIs, including Regions Bank, to periodically submit resolution plans to the FDIC. If adopted as proposed, Regions Bank would be required to submit a full resolution plan to the FDIC every two years and submit an interim supplement in each year that it is not required to submit a full resolution plan. In addition, this proposal would increase the content requirements for plan submissions and introduce a new credibility standard for the FDIC’s evaluation of resolution plans, which would be enforceable against the covered IDIs.
Enforcement Authority
The federal banking agencies have broad authority to issue orders to depository institutions and their holding companies prohibiting activities that constitute violations of law, rule, regulation or administrative order, or that represent unsafe or unsound banking practices, as determined by the federal banking agencies. The federal banking agencies also are empowered to require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct increases in capital; limit dividends and distributions; restrict growth; assess civil money penalties against institutions or individuals who violate any laws, regulations, orders or written agreements with the agencies; order termination of certain activities of holding companies or their non-bank subsidiaries; remove officers and directors; order divestiture of ownership or control of a non-banking subsidiary by a holding company; or terminate deposit insurance and appoint a conservator or receiver.
FDIA and Prompt Corrective Action
The FDIA requires the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal banking agencies must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2023, both Regions and Regions Bank were well-capitalized.
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
The FDIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards. Regulators also must take into consideration: (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position); and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. Regulators make this evaluation as a part of their regular examination of the institution’s safety and soundness. Additionally, regulators may choose to examine other factors in order to evaluate the safety and soundness of financial institutions.
Safety and Soundness
The federal banking agencies have adopted a set of guidelines prescribing safety and soundness standards relating to internal controls and information systems, informational security, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The guidelines prohibit excessive compensation as an unsafe and unsound practice, and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.
Properly managing risks is critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing banking institutions including, but not limited to, credit, market, liquidity, operational, legal, compliance and reputational risk. Some of the regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. Regions Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive and effective internal controls.
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
If, in the opinion of a federal bank regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal bank regulatory agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIA, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “Safety and Soundness Standards” above. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that BHCs and insured banks should generally pay dividends only out of current operating earnings.
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
Limits on Exposure to One Borrower and Exposure to Insiders
Alabama banking law imposes limits on the amount of credit a bank can extend to any one person (or group of related persons). For Regions Bank, this limit includes credit exposures arising from loan and equivalent exposure and investment and trading exposure.
Applicable banking laws and regulations also place restrictions on loans by FDIC-insured banks and their affiliates to their directors, executive officers and principal shareholders.
Lending Standards and Guidance
The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all IDIs, such as Regions Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies.
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
Deposit Insurance
Regions Bank’s deposits are insured by the FDIC up to the applicable limits, which is currently $250,000 per account ownership type. The FDIC imposes a risk-based deposit premium assessment system that determines assessment rates for an IDI based on an assessment rate calculator, which is based on a number of elements to measure the risk each IDI poses to the DIF. The assessment rate is applied to total average assets less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.
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
During 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules by 2 basis points, beginning with the first quarterly assessment period of 2023. This rule, combined with other factors influenced by Regions’ financial performance, increased regulatory premiums in 2023. The FDIC also concurrently maintained the Designated Reserve Ratio for the DIF at 2 percent.
In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. Under the rule, the assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The special assessment for Regions is estimated at approximately $119 million, was recorded in the fourth quarter of 2023 and will be paid in eight quarterly installments beginning in the first quarter of 2024. For more details on the special assessment, see the “Non-Interest Expense” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
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
Consumer Protection Laws
We are subject to a number of federal and state consumer protection laws, including laws designed to protect customers and promote lending to various sectors of the economy and population. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Consumer Financial Protection Act and their respective state law counterparts.
The CFPB has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, other fair lending laws and certain other statutes. The CFPB also has examination and primary enforcement authority with respect to consumer financial laws for depository institutions with $10 billion or more in assets, including the authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The CFPB may issue regulations that impact products and services offered by Regions or Regions Bank. The regulations could reduce the fees that Regions receives, alter the way Regions provides its products and services or expose Regions to greater risk of private litigation or regulatory enforcement action.
Privacy and Cybersecurity
We are, or may in the future become, subject to a variety of complex and evolving laws, regulations, rules and standards at the federal, state and local level regarding privacy and cybersecurity. Privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules and standards being frequently adopted and potentially subject to divergent interpretation or application in a manner that may create inconsistent or conflicting requirements for businesses. Privacy and cybersecurity laws and regulations often impose strict requirements regarding the collection, storage, handling, use, disclosure, transfer, protection and other processing of personal information, which may have adverse consequences on our business, including incurring significant compliance costs, requiring changes to our business or operations and imposing severe penalties for non-compliance.
For example, at the federal level, the federal banking regulators have adopted certain rules, including pursuant to the GLBA, that limit the ability of banks and other financial institutions to disclose non-public personal information about consumers to third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain non-public personal information to non-affiliated third parties. In addition, consumers may also prevent disclosure among affiliated companies of certain non-public personal information that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and application information. Consumers also have the option to direct banks and other financial institutions not to share certain information about transactions and experiences with affiliated companies for the purpose of marketing products or services.
Federal law also requires financial institutions to implement a written information security program that includes administrative, technical, and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The program should be designed to ensure the security and confidentiality of customer information, protect against unanticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Financial institutions must also conduct ongoing oversight of third-party service providers to ensure they are maintaining appropriate security controls. Financial institutions must report on the institution’s cybersecurity program annually to the board of directors or a committee of the board of directors. The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense against security threats and to ensure their risk management processes appropriately address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively identify, prevent and detect a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to cyber-attack. The Regions Information Security Program is designed to reflect the requirements of these regulatory requirements and guidance.
In addition, in the spring of 2022, federal banking regulators have imposed a new cybersecurity-related notification rule that requires banking organizations, including Regions and Regions Bank to notify their primary federal regulator as soon as possible and within 36 hours of incidents that, among other things, have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization or impact the stability of the financial sector. The rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents. Further, in 2023, the SEC issued regulations requiring public companies to disclose certain information regarding material cybersecurity incidents impacting those companies, as well as descriptions about how they manage material cybersecurity risks.
State regulators have also been increasingly active in implementing privacy and cybersecurity laws, regulations, rules and standards. Several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and have provided detailed requirements with respect to these programs, including data encryption requirements. Many states have also implemented or are considering implementing, comprehensive data privacy and cybersecurity laws and regulations, such as the CCPA. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach. We expect this trend of state-level activity to persist and we are continually monitoring developments in the states in which our customers are located. Moreover, the United States Congress has considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which Regions and/or Regions Bank may be subject to if passed.
In October 2023, the CFPB proposed a rule to implement Section 1033 of the Dodd-Frank Act, sometimes referred to as the Dodd-Frank Act's "open banking" provision, which would require certain entities, including Regions and Regions Bank, to comply with an established framework to govern consumer access to electronic financial data. The Company continues to monitor this proposal and evaluate the potential impacts, if adopted as proposed or otherwise, on Regions and Regions Bank.
Community Reinvestment Act
The CRA requires Regions Bank’s primary federal bank regulatory agency, the Federal Reserve, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is considered for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an IDI, or to open or relocate a branch office. The CRA record of each subsidiary bank of a FHC also is assessed by the Federal Reserve in connection with reviewing any proposed acquisition or merger application. Regions Bank’s most recent CRA rating from the Federal Reserve was “Satisfactory.”
In October 2023, the Federal Reserve, FDIC and OCC issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessments areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the bank in its assessment areas, new methods of calculating credit for lending, investment and service activities and additional data collection and reporting requirements. The rule is expected to result in a significant increase in the thresholds for large banks to receive “Outstanding” ratings in the future. The rule is expected to take effect on April 1, 2024, with most of the provisions becoming applicable on January 1, 2026. Reporting of the collected data will not be required until 2027.

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
Anti-Money Laundering
A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. Regions Bank is subject to the reporting and recordkeeping requirements of the BSA. The BSA requires financial institutions to, among other things, establish and maintain procedures reasonably designed to assure and monitor compliance with BSA regulatory requirements. The USA PATRIOT Act, which amended the BSA, broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes internal policies, procedures and internal controls, the designation of a chief compliance officer, as well as training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain due diligence on private bank accounts and due diligence on and verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA PATRIOT Act also requires federal banking regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition. A financial institution's failure to comply with the BSA could have serious legal and reputational consequences for the institution. Regions Bank has continued to augment its anti-money laundering compliance program to comply with the BSA and its implementing regulations and will continue to revise and update its anti-money laundering policies, procedures and controls to reflect future regulatory changes. The AMLA, which amends the BSA, was enacted in January 2021. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. Many of the statutory provisions in the AMLA will require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other things, implementation guidance.
As required by AMLA, in June 2021, FinCEN, which promulgates the implementing regulations of the USA PATRIOT Act, BSA, and other anti-money laundering legislation, issued the national anti-money laundering and countering the financing of terrorism priorities. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing. Banks are not required to implement any immediate changes related to the national priorities to their anti-money laundering compliance programs until FinCEN issues the implementing regulations related to the national priorities. Bank regulators continue to examine financial institutions for anti-money laundering compliance and Regions Bank will continue to monitor and augment, where necessary, our anti-money laundering compliance framework, including the anti-money laundering program, policies and procedures of Regions Bank to ensure that it is commensurate with our risk profile.
Office of Foreign Assets Control Regulation
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals, organizations, regimes and other entities. In the United States, economic sanctions are administered by OFAC. OFAC publishes lists of specially designated targets, issues regulations and implements executive orders that restrict dealings with certain countries and territories. Territorial sanctions, which target certain countries, regions and territories, take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property within U.S. jurisdiction (including property in the possession or control of U.S. persons). OFAC also administers sanctions lists that have various associated prohibitions, including the Specially Designated Nationals and Blocked Persons List. U.S. persons are prohibited from dealing with Specially Designated Nationals regardless of location, and all assets of Specially Designated Nationals and Blocked Persons are blocked. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a general or specific license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
Competition
All aspects of our business are highly competitive. Our subsidiaries compete with other financial institutions located in the states in which they operate and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, fintechs, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies and financial service operations of major commercial and retail corporations. We expect competition to remain intense among financial services companies. Our success will depend, in part, on market acceptance and regulatory approval of new products and services. Further, despite delays in obtaining regulatory approvals, we expect consolidation in the financial services industry to continue, which may produce larger, better-capitalized and more geographically diverse companies that are capable of offering a wide array of financial products and services at competitive prices. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer traditional bank or bank-like products and services and therefore compete with financial institutions like us in providing electronic, internet-based and mobile phone-based financial solutions. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. A number of fintechs have applied for, and in some cases been granted, bank or industrial loan charters, while other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. In addition to fintechs, traditional technology companies have begun to make efforts toward providing financial services directly to their customers. Regions provides an array of digital products and services to our customers and we expect a bank’s digital offerings to be a key competitive differentiator. The continued move toward digital banking and financial services, combined with customer expectations regarding digital offerings, will require us to invest greater resources in technological improvements. Customers for banking services and other financial services offered by our subsidiaries are generally influenced by convenience, quality of service, price of service, personal contacts, the quality of the technology that supports the customer experience and availability of products. Although our position varies in different markets, we believe that our affiliates effectively compete with other financial services companies in their relevant market areas.
Human Capital
One pillar of our strategic priorities at Regions is the commitment to “Build the Best Team”. We believe one of the biggest differentiators of our performance is the people we employ. The need to attract, retain and develop the right talent to accomplish our strategic plan is central to our success. As of December 31, 2023, Regions and its subsidiaries had 20,101 full-time equivalent employees supporting our consumer and commercial banking, wealth management and mortgage product and services primarily across the Southeast and Midwest.
Our associate team reflects the diversity of the communities we serve. As of December 31, 2023, approximately 62 percent of our associates were women and approximately 38 percent self-identified as a part of a minority demographic. Because diversity, equity and inclusion are fundamental to our human capital strategy, we believe it is important for our stakeholders to understand our progress, and therefore, we provided additional transparency into our workforce demographics by disclosing 2022 EEO-1 results on our 2022 Workforce Demographics Report available in our online ESG Resource Center.
A strong and impactful human capital program begins at the top. Our Board oversees our corporate strategy and sets the tone for our culture, values and high ethical standards, and through its Committees, holds management accountable for results. The primary committee responsible for the oversight of human capital is the CHR Committee. The CHR Committee strategically meets with subject matter experts regarding talent management and acquisition, succession planning, associate conduct, associate learning and development, diversity, equity, and inclusion, and associate retention. Additionally, on a quarterly basis the CHR Committee reviews the HCM Dashboard which includes a mixture of trending and point-in-time metrics designed to provide information and analysis of workforce demographics; talent acquisition; workforce stability (retention, turnover, etc.); and associate conduct and engagement.

In order to build the best team, it is necessary for us to fill talent needs with qualified, diverse and engaged associates. Key to our success is our internal talent management program which strives to optimally deploy existing talent across Regions by focusing on where our associates excel and helping them find the best roles that maximize their talents, abilities and interests. For those roles which we fill externally, we continually build talent pipelines with an eye toward not only current needs, but also future demands of our business. Regions uses innovative tools and structured processes to achieve our goals including applications and resources designed to reach larger and more diverse audiences. Our recruiting technology is agile, user friendly and allows us to offer to candidates a robust understanding of our needs, requirements and a view of our culture to support the building of a diverse, engaged workforce.
Diversity, equity and inclusion are fundamental to our corporate strategy. Our commitment to DEI starts at the top of our organization, with oversight of our initiatives provided by the CHR Committee. Launched in late 2022, the DEI Executive Council continues to provide input and guidance over the DEI strategic priorities, build traction and support of DEI programs and help garner leader support. The council is comprised of five business leaders and four leaders of strategic enabling functions. It is chaired by Regions’ CEO and co-chaired by the Head of DEI. Additionally, Regions boasts 20 unique DEI networks across the company, strategically placed in various markets. These ‘all-inclusive’ networks ensure that our DEI priorities are cascaded deeper into the organization giving associates the opportunity to voluntarily engage in the work. We monitor our DEI progress through external benchmarking and internal associate engagement surveys and continually implement programs and practices to elevate our progress and commitment.
We also consider it critical to our success to invest in the professional development of all of our associates. We emphasize our commitment to professional development through opportunities such as technical, skills-based, management, and leadership training programs; formal talent and performance management processes; and sustainable career paths. We also aim to prepare our workforce for a rapidly changing environment and understand that reskilling and upskilling are crucial to staying competitive, meeting the needs of the modern workforce, and retaining associates. We have established a customized learning experience platform that provides the tools to measure, build, and communicate skills inside the Company. This tool provides the ability to inventory the skills our associates have, allowing us to target our development efforts on specific areas where elevated skills are needed. Regions also offers a leader and manager development program created to help people managers understand how to evaluate performance by leveraging the power of a strengths-based and engagement-focused workforce and culture. Our partnership with Guild Education Services, an education, skilling and mobility solution provider has allowed us to transition our tuition reimbursement program for associates to a best-in-class tuition assistance program that targets adult learners and provides coaching support and access to a curated catalog from Guild’s Learning Marketplace. Through the Guild program, associates can now pursue a degree or other educational opportunities tuition free while building their career at the same time. By removing barriers and expanding access to education, we are continuing our commitment to Build the Best Team.
Understanding that automation, cognitive technologies and the open talent economy are reshaping the future of work, Regions makes available to technology associates courses on-demand that offer intensive learning in application development, information technology operations, security and technology architecture. This solution also offers professional development for data and business professionals. In addition, almost all associates may access a full suite of courses regardless of whether the application is needed in their current role.
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
As the success of our business is fundamentally connected to the well-being of our associates, we aim to offer a competitive and comprehensive benefits program to support associates throughout all life stages. Our benefits include comprehensive health, life, and disability coverage that are funded in whole or in part by the Company as well as a 401(k) plan with a dollar-for-dollar company match on employee contributions up to 5 percent of pay and a base contribution of 2 percent of pay for all associates who do not participate in our grandfathered pension program. We also offer our associates programs and tools to support their total well-being including a range of flexible work arrangements, generous time-off policies, physical, mental and financial wellness benefits as well as other programs and practices that support associates and their families throughout the full spectrum of their careers and lives.
Available Information
We maintain a website at ir.regions.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, Form DEF 14A, and current reports on Form 8-K, including exhibits, and amendments to those reports that are filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of

1934. These documents are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including Regions. Also available on our website are our (i) Corporate Governance Principles, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for Senior Financial Officers, (iv) Fair Disclosure Policy, (v) the charters of our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, Risk Committee, Technology Committee, and Executive Committee, and (vi) a number of ESG reports and documents. Information included on our website is not incorporated into, or otherwise made a part of, this Annual Report on Form 10-K.
Item 1A. Risk Factors
An investment in the Company involves risks, some of which, including market, credit, technology, strategic, operational, reputational, legal, regulatory and compliance, liquidity, talent management, estimate and assumption and other external risks, could be substantial and is inherent in our business. These risks also include the possibility that the value of the investment could decrease considerably, and dividends or other distributions concerning the investment could be reduced or eliminated. Discussed below are risk factors that could adversely affect our financial results and condition, as well as the value of, and return on investment in the Company.
Risk Factor Summary
Market Risks
•Our businesses have been, and may continue to be, adversely affected by conditions in the financial markets and economic conditions generally.
•Fluctuations in market interest rates, including the level and shape of the yield curve, may adversely affect our performance.
•Transitions away from and the replacement of benchmark rates could adversely impact our business, financial condition and results of operations.
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
•Loss of deposits or a change in deposit mix could increase our funding costs.
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
•We will continually encounter technological change and must effectively anticipate, develop and implement new technology.
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
Operational Risks
•We are subject to a variety of operational risks, including the risk of fraud or theft by internal or external parties, which may adversely affect our business and results of operations.
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
Reputational Risks
•We are subject to environmental, social and governance risks that could adversely affect our business, reputation and the trading price of our common stock.
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
•We may not be able to complete future acquisitions, may not be successful in realizing the benefits of any future acquisitions that are completed or may choose not to pursue acquisition opportunities we might find beneficial.
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
•Weather-related events, pandemics and other natural or man-made disasters could cause a disruption in our operations or lead to other consequences that could adversely impact our financial results and condition. These impacts could be intensified by climate change. Heightening focus on climate change may also carry transition risks that could negatively impact our results of operations and financial condition.
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
•A decrease in the demand for, or the availability of, loans and other products and services offered by us, including as a result of changing interest rate conditions;
•A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;
•An impairment of certain intangible assets, such as goodwill;
•A decrease in interest income from variable rate loans, due to declines in interest rates;
•An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could result in a higher level of nonperforming assets, net charge-offs, provisions for credit losses and valuation adjustments on loans held for sale;
•A decrease in the supply of deposits or the need to price interest-bearing deposits higher due to competitive forces, which could result in substantial increase in cost to retain and service deposits; and
•A change in the pricing or spread environment could adversely impact the yields received on newly originated loans or securities.
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
Volatility and uncertainty related to inflation and the effects of inflation, which has led to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally and may enhance or contribute to some of the risks of our business. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for our products, adversely affect the creditworthiness of the Company’s borrowers or result in lower values for our investment securities and other fixed-rate assets. In response to sustained inflationary pressures, the Federal Reserve has tightened monetary policy, as described below. To the extent these policies do not mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen, we could experience adverse effects on our business, financial condition and results of operations.
Fluctuations in market interest rates, including the level and shape of the yield curve, may adversely affect our performance.
Our profitability depends to a large extent on our net interest income, which is the difference between the interest income received on interest-earning assets (primarily loans, leases, investment securities and cash balances held at the Federal Reserve Bank) and the interest expense incurred in connection with interest-bearing liabilities (primarily deposits and borrowings). The level of net interest income is mostly a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as the local economy, competition for loans and deposits, the monetary policy of the FOMC and interest rates markets.
The cost of our deposits and short-term wholesale borrowings is heavily impacted by market-based liquidity conditions and interest rates, factors which are influenced directly and indirectly by a mixture of effects including the FOMC’s monetary policy and economic conditions. Moreover, the market’s expectation of the future course of FOMC policy and economic factors interact to influence the path for market interest rates and the shape of the yield curve. Yields generated by our loans and securities and the costs of deposits and wholesale borrowings are driven by both short-term and longer-term interest rates to different degrees, thus impacting net interest income. If the yields on our interest-bearing liabilities increase at a faster pace than the yields on our interest-earning assets, our net interest income may decline. Our net interest income could be similarly affected if the yields on our interest-earning assets decline at a faster pace than the yields on our interest-bearing liabilities. Finally, interest rate volatility and levels directly impact the value of certain fixed-rate assets and liabilities, which may impact unrealized gains or unrealized losses in our portfolios.
The monetary policy tightening cycle observed since 2022 has led to increased volatility in fixed income markets. The Federal Reserve increased the benchmark federal funds interest rate from near zero in early 2022 to a range between 5.25 percent and 5.50 percent with the last increase occurring at its July 26, 2023 meeting. The range of potential rate paths over the coming year is wide and will ultimately be driven by the path of inflation, labor market performance and economic growth. Estimates for net interest income exposure to interest rate changes have been reduced recently. While a persistently elevated, or increasing, rate environment from current levels would continue to support net interest income, elevated rates also increase the cost of funding and competition for deposits. Additionally, elevated interest rates would increase debt service requirements for some of our borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated, ultimately resulting in additional delinquencies or charge-offs. Conversely, should interest rates move lower, net interest income is well supported by a mostly neutral interest rate risk position aided by the Company’s interest rate hedging program. In this environment, deposit and funding costs will move lower; however, net interest income may be adversely impacted if those costs cannot move lower as fast as expected.
Sustained higher interest rates and continued Federal Reserve asset reductions may adversely affect market stability, market liquidity and the Company’s financial performance and condition. We cannot predict the nature or timing of future changes in monetary policies or the precise effects such changes may have on our activities and financial results.
For a more detailed discussion of these risks and our management strategies for these risks, see the “Executive Overview,” “Net Interest Income, Margin and Interest Rate Risk,” “Net Interest Income and Margin,” “Market Risk-Interest Rate Risk” and “Securities” sections of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Transitions away from and the replacement of benchmark rates could adversely impact our business, financial condition and results of operations.
Certain securities within the investment portfolio, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine their applicable interest rate or payment amount by reference to a benchmark rate, an index, or other financial metric. LIBOR and certain other benchmark rates have been or currently are the subject of recent national, international, and other regulatory guidance and proposals for reform. All LIBOR settings ceased to be published as of June 30, 2023. Regions has adopted new products linked to alternative reference rates, such as adjustable-rate mortgages, consistent with guidance provided by U.S. regulators, ARRC and GSEs. Additionally, Regions transitioned LIBOR-based products to alternative rates that are consistent with industry standard conventions.
In the fourth quarter of 2023, Bloomberg Index Services Limited announced the permanent cessation of the BSBY index and all tenors effective November 15, 2024. Regions is in the process of evaluating exposure to BSBY and planning for cessation.
For a more detailed discussion of our management strategies related to the LIBOR cessation and transition, see the “LIBOR Transition and Reference Rate Reform” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
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
Our credit ratings can have negative consequences that can impact our ability to access the debt and capital markets, as well as reduce our profitability through increased costs on future debt issuances. If we were to be downgraded below investment grade, we may not be able to reliably access the short-term unsecured funding markets, and certain customers could be prohibited from placing deposits with Regions Bank, which could cause us to hold more cash and liquid investments to meet our ongoing liquidity needs. Such actions could reduce our profitability as these liquid investments earn a lower return than other assets, such as loans. See the “Liquidity” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for our liquidity policy.
Additionally, if we were to be downgraded to below investment grade, certain counterparty contracts may be required to be renegotiated or require posting of additional collateral. Refer to Note 20 “Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements of this Annual Report on Form 10-K for the fair value of contracts subject to contingent credit features and the collateral postings associated with such contracts. Although the exact amount of additional collateral is unknown, it is reasonable to conclude that we may be required to post additional collateral related to existing contracts with contingent credit features.
Changes in the soundness of other financial institutions could adversely affect us.
Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole and the general economic climate and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. In addition, adverse developments with respect to third parties with whom we have important relationships could also negatively impact perceptions about us. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face.
Regions may be impacted by actual or perceived soundness of other financial institutions, including as a result of the financial or operational failure of a major financial institution, or concerns about the creditworthiness of such a financial institution or its ability to fulfill its obligations, which can cause substantial and cascading disruption within the financial markets and increased expenses, including FDIC insurance premiums, and could affect our ability to attract and retain depositors and to borrow or raise capital. For example, during 2023 the FDIC took control and was appointed receiver of Silicon Valley Bank, Signature Bank and First Republic Bank. The failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact Regions’ business, financial condition and results of operations.
Regions’ ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. Regions has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, central counterparties, commercial banks, investment banks, mutual and hedge funds and other institutional investors and clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions or the financial services industry generally, in the past have led to market-wide liquidity problems and could lead to losses or defaults by Regions or by other institutions. Many of these transactions expose Regions to credit risk in the event of default of Regions’ counterparty or client. In addition, Regions’ credit risk may be exacerbated when the collateral held by Regions cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of Regions’ exposure. Any such losses could materially and adversely affect Regions’ results of operations and financial condition.
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
In addition, our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include increases in funding costs, a downturn in the geographic markets in which our loans and operations are concentrated, difficult credit markets or unforeseen outflows of cash or collateral, including as a result of unusual effects in the market. Although we have historically been able to meet the liquidity needs of customers as necessary, the ability to do so is not assured, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations and financial condition.
Loss of deposits or a change in deposit mix could increase our funding costs.
Deposits are a low cost and stable source of funding. Regions competes with banks and other financial institutions for deposits and as a result, Regions could lose deposits in the future, clients may shift their deposits into higher cost products or Regions may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if deposits lost are replaced with wholesale funding. Higher funding costs reduce Regions’ net interest margin, net interest income and net income. Any of a variety of single or combined factors could contribute to adverse movement in deposits or deposit costs, including but not limited to economic uncertainty, rapid movements in market interest rates or the Federal Reserve's monetary policy, entrance of competitors, disruptive technology, and/or diminishment of confidence in Regions or banks broadly.
We rely on the mortgage secondary market to manage various risks.
In 2023, we sold 35.1% of the mortgage loans we originated to the Agencies. We rely on the Agencies to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that the Agencies will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the Agencies. The exact effects of any such reforms, if implemented, are not yet known, but they may limit our ability to sell conforming loans to the Agencies. If we are unable to continue to sell conforming loans to the Agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.
Technology Risks
We are at risk of a variety of systems failures or errors and cyber-attacks or other similar incidents that could adversely affect customer experience and our business and financial performance.
Failure or errors in or breach of our systems or networks, or those of our third-party service providers (or providers to such third-party service providers), including as a result of cybersecurity or other similar incidents, could disrupt our businesses or impact our customers. Examples of incidents include, among other things, denial of service attacks, ransomware, malware, worms, software bugs, hacking, social engineering, phishing attacks, credential stuffing, account takeovers, insider threats, theft, malfeasance or improper access by employees or service providers, human error, fraud or other similar disruptions. These incidents could result in the loss, unauthorized disclosure, misuse or misappropriation of confidential, personal, proprietary or other information, damage to our reputation, increases to our costs and cause customer and financial losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis and otherwise collect, transmit, store and process a significant amount of personal information in connection therewith. As public, regulatory and customers' expectations have increased regarding operational resilience and cybersecurity, our systems, networks and infrastructure must continue to be safeguarded and monitored for potential failures and disruptions, as well as cybersecurity or other similar incidents. Our systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; pandemics; events arising from local or larger scale political or social matters, including terrorist acts and civil unrest; and, as described below, cyber-attacks or other similar incidents. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems or networks, or those of our third-party service providers, that support our businesses and customers.
Cybersecurity risks for large financial institutions, such as us, have increased significantly in recent years in part because of the proliferation of technology-based products and services and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, nation state-supported actors, activists and other external parties. This increase is expected to continue and further intensify. The techniques used by cyber criminals change frequently, may not be recognized until launched (or may evade detection for considerable time), can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments, and may see their frequency increased, and effectiveness enhanced, by the use of artificial intelligence. These criminals may attempt to fraudulently induce employees, customers or other users of our systems and networks to disclose sensitive information (including confidential, personal, proprietary and other information) in order to gain access to data or our systems and networks. Third parties with whom we or our customers do business also present operational and cybersecurity risks to us, including cybersecurity or other similar incidents or failures or disruptions of their own systems and networks. While we have successfully defended similar attacks, we could become the subject of a successful similar style attack through a supply chain compromise. As noted above, our operations rely on the secure collection, transmission, storage and other processing of confidential, personal, proprietary and other information in our operating systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets and other mobile devices that are beyond our control environment. Additionally, cybersecurity and other similar incidents or terrorist activities could disrupt our or our customers’ or other third parties’ business operations. Although these past events have not resulted in a breach of our client data or account information, such attacks have adversely affected the performance of Regions Bank’s website, www.regions.com, and, in some instances, prevented customers from accessing Regions Bank’s secure websites for consumer and commercial applications. In all cases, the attacks primarily resulted in inconvenience; however, future cyber-attacks or other similar incidents could be more disruptive and damaging, and we may not be able to anticipate or prevent all such attacks. The United States government has raised concerns about a potential increase in cyber-attacks and other similar incidents generally as a result of the military conflict between Russia and Ukraine and the related sanctions imposed by the United States and other countries or the ongoing Israel-Hamas conflict.
Although we believe that we have appropriate information security procedures and controls designed to prevent or limit the effects of a cybersecurity or other similar incident, our technologies, systems, networks and our customers’ devices may be the target of cybersecurity or other similar incidents that could result in the unauthorized release, accessing, gathering, monitoring, loss, destruction, modification, acquisition, transfer, use or other processing of us or our customers’ confidential, personal, proprietary and other information. We also have insurance coverage, that is reviewed annually, that may, subject to policy terms and conditions, cover certain losses associated with cybersecurity and other similar incidents, but our insurer may deny coverage as to any future claim or our insurance coverage may be insufficient to cover all losses from any such attack, breach or incident, including any related damage to our reputation. In addition, given the proliferation of cyber-events in our industry, the cost of cyber insurance is expected to continue to increase and may not be available at all or on acceptable terms.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. We may also be required to incur significant costs in connection with any regulatory investigation or civil litigation, fines, damages or injunctions resulting from a cybersecurity or other similar incident that impacts us. In addition, our third-party service providers may be unable to identify vulnerabilities in their systems and networks or, once identified, be unable to promptly provide required patches or other remedial measures. Further, even if provided, such patches or remedial measures may not fully address any vulnerability or may be difficult for us to implement. While we perform cybersecurity diligence on our key service providers, because we do not control our service providers and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share them. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cybersecurity or other similar incidents attributed to our service providers as they relate to the information we share with them.
Disruptions or failures in the physical infrastructure or operating systems or networks that support our businesses and customers, or cybersecurity or other similar incidents of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, violation of applicable privacy and cybersecurity laws and regulations, notifications obligations, regulatory fines, civil litigation, damages, injunctions, penalties or intervention, reputational damage, reimbursement or other compensation costs, remediation costs, additional cybersecurity protection costs, increased insurance premiums and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition. We could also be adversely affected if we lose access to information or services from a third-party service provider as a result of a cybersecurity or similar incident or system, network or operational failure or disruption affecting the third-party service provider. For a more detailed discussion of these risks and specific occurrences, see the “Information Security Risk” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability.
We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations relating to the privacy and cybersecurity of the personal information of clients, employees or others, and any failure to comply with these laws, regulations, rules, standards and contractual obligations could expose us to liability and/or reputational damage. As new privacy and cybersecurity-related laws, regulations, rules and standards are implemented, the time and resources needed for us to comply with such laws, regulations, rules and standards as well as our potential liability for non-compliance and reporting obligations in the case of cybersecurity or other similar incidents, may significantly increase. In addition, our businesses are increasingly subject to laws, regulations, rules and standards relating to privacy, cybersecurity, surveillance, encryption and data use in the jurisdictions in which we operate. Compliance with these laws, regulations, rules and standards may require us to change our policies, procedures and technology for information security and segregation of data, which could, among other things, make us more vulnerable to operational failures and to monetary penalties for breach of such laws, regulations, rules and standards.
At the federal level, we are subject to the GLBA which requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables retail customers to opt out of the sharing of certain non-public personal information with unaffiliated third parties. We are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to privacy and cybersecurity. Moreover, the United States Congress has considered, and is currently considering, various proposals for more comprehensive privacy and cybersecurity legislation, to which we may be subject if passed. Additionally, the federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions.
Privacy and cybersecurity are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding privacy and cybersecurity, such as the CCPA. Other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents have implemented, or are considering implementing, comprehensive privacy and cybersecurity laws and regulations sharing similarities with the CCPA. Similar laws already exist in a number of other states, and such legislation continues to expand across the country. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of the CCPA and other federal and state laws and regulations relating to privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to privacy or cybersecurity. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about privacy and cybersecurity can subject us to potential federal or state action if they are found to be deceptive, unfair, or misrepresents our actual practices. Additional risks could arise in connection with any failure or perceived failure by us, our service providers or other third parties with which we do business to provide adequate disclosure or transparency to our customers about the personal information collected from them and its use, to receive, document or honor the privacy preferences expressed by our customers, to protect personal information from unauthorized disclosure or to maintain proper training on privacy practices for all employees or third parties who have access to personal information in our possession or control.
Any failure or perceived failure by us to comply with our privacy policies, or applicable privacy and cybersecurity laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations. For further discussion of the privacy and cybersecurity laws, regulations, rules and standards we are, or may in the future become, subject to, see the “Supervision and Regulation-Privacy and Cybersecurity” section of Item 1. “Business” of this Annual Report on Form 10-K.
We will continually encounter technological change and must effectively anticipate, develop and implement new technology.
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
Our profitability depends on our ability to compete successfully. We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, market and technological changes, as well as continued industry consolidation. This consolidation may produce larger, better-capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. For example, there have been a number of completed mergers of financial institutions within our market areas, and notwithstanding current regulatory approval delays there may in the future be additional consolidation. These and future mergers will, if completed, allow the merged financial institutions to benefit from cost savings and shared resources.
In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, internet banks, fintechs, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies and other financial intermediaries that offer similar services. Many of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business.
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
Our ability to compete successfully depends on a number of additional factors, including customer convenience, quality of service, personal contacts, the quality of the technology that supports the customer experience and pricing and range of products. If we are unable to successfully compete for new customers and to retain our current customers, our business, financial condition or results of operations may be adversely affected, perhaps materially. In particular, if we experience an outflow of deposits as a result of our customers seeking investments with higher yields or greater financial stability, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin and financial performance. In addition, we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations, may be adversely affected.
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
As of December 31, 2023, consumer residential real estate loans represented approximately 26.3% of our total loan portfolio. A general decline in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.
Weakness in the commercial real estate markets could adversely affect our performance.
As of December 31, 2023, approximately 9.0% of our loan portfolio consisted of investor real estate loans. The properties securing income-producing investor real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Continued uncertainty in economic conditions may impair a borrower's business operations and slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase, and hotel occupancy rates may decline. High vacancy and lower occupancy rates could also result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. As a result, our business, results of operations or financial condition may also be adversely affected. Specifically, the office property segment, which represents 1.5 percent of our total loan portfolio, is undergoing a structural shift given the rise of a remote work environment resulting in heightened vacancies and potentially reduced leasing needs. It is anticipated that this heightened risk environment for the office segment may take several years to resolve.
Risks associated with home equity products where we are in a second lien position could materially adversely affect our performance.
Home equity products, particularly those in a second lien position, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. At December 31, 2023, the Company's home equity portfolio included approximately $3.2 billion of home equity lines of credit and $2.4 billion of closed-end home equity loans (primarily originated as amortizing loans). Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. As of December 31, 2023, approximately $2.0 billion of our home equity lines and loans were in a second lien position.
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
Aggressive actions by hostile governments or groups, including armed conflict or intensified cyber-attacks, could expand in unpredictable ways by drawing in other countries or escalating into full-scale war with potentially catastrophic consequences, particularly if one or more of the combatants possess nuclear weapons. Depending on the scope of the conflict, the hostilities could result in worldwide economic disruption, heightened volatility in financial markets, severe declines in asset values, disruption of global trade and supply chains and diminished consumer, business and investor confidence.
Instability in geopolitical matters could have a material adverse effect on our results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. For example, trade negotiations between the United States and other nations remain uncertain and could adversely impact economic and market conditions for our and our clients and counterparties. The wars in the Ukraine, Israel and the Gaza Strip presents destabilizing forces, including higher and more volatile commodity and food prices, which may cause international and domestic economic deterioration. Financial markets may be adversely affected by the current or anticipated impact of military conflict, including the wars in the Ukraine, Israel and the Gaza Strip, terrorism or other geopolitical events. This could magnify inflationary pressure resulting from the pandemic and other sources and extend any prolonged period of higher inflation. Any of the above consequences could have significant negative effects on the U.S. economy, and, as a result, our operations and earnings. We could also experience more numerous and aggressive cyber-attacks launched by or under the sponsorship of one or more of the adversaries in such a conflict.
Operational Risks
We are subject to a variety of operational risks, including the risk of fraud or theft by internal or external parties, which may adversely affect our business and results of operations.
We are exposed to many types of operational risks, including business resilience, process, third party, information technology, human resource, model and fraud risks, each of which may be amplified by continued remote work. Our fraud risks include fraud committed by external parties against the Company or its customers and fraud committed internally by our associates. Certain fraud risks, including identity theft and account takeover, may increase as a result of customers’ account or personally identifiable information being obtained through breaches of retailers’ or other third parties’ networks. Examples of external fraud we face include fraudulent checks, stolen checks and other check-related fraud. We have established processes and procedures intended to identify, measure, monitor, mitigate, report and analyze these risks; however, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could adversely affect our business, financial condition or results of operations. In particular, the unauthorized disclosure, misappropriation, mishandling or misuse of personal, non-public, confidential or proprietary information of customers could result in significant regulatory consequences, reputational damage and financial loss.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third-party vendors carefully, performing upfront due diligence and ongoing monitoring activities, we do not control their actions. Any issues that arise with respect to these third parties, including those resulting from disruptions in services provided by a vendor (including as a result of a cyber-attack, other information security event or a natural disaster), financial or operational difficulties for the vendor, issues at third-party vendors to the vendors, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason, poor performance of services, failure to comply with applicable laws and regulations or fraud or misconduct on the part of employees of any of our vendors, could trigger regulatory notification obligations on us, adversely affect our ability to deliver products and services to our customers, our reputation and our ability to conduct our business. In certain situations, replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable, inherent risk to our business operations. Many of our vendors have also been impacted by remote work, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services.
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
When we launch a new product or service, introduce a new platform for the delivery or distribution of products or services (including mobile connectivity, electronic trading and cloud computing), acquire or invest in a business or make changes to an existing product, service or delivery platform, we may not fully appreciate or identify new operational risks that may arise from those changes, or may fail to implement adequate controls to mitigate the risks associated with those changes. Any significant failure in this regard could diminish our ability to operate one or more of our business or result in potential liability to clients, counterparties and customers, and result in increased operating expenses. We could also experience higher litigation costs, including regulatory fines, penalties and other sanctions, reputational damage, impairment of our liquidity, regulatory intervention or weaker competitive standing. Any of the foregoing consequences could materially and adversely affect our businesses and results of operations.
Enhanced regulatory and other standards for the oversight of vendors and other service providers can result in higher costs and other potential exposures.
We must comply with enhanced regulatory and other standards associated with doing business with vendors and other service providers, including standards relating to the outsourcing of functions as well as the performance of significant banking and other functions by subsidiaries. We incur significant costs and expenses in connection with our initiatives to address the risks associated with oversight of our external service providers. Our failure to appropriately assess and manage these relationships, especially those involving significant banking functions, shared services or other critical activities, could materially adversely affect us. Specifically, any such failure could result in: potential harm to clients and customers, and any liability associated with that harm; regulatory fines, penalties or other sanctions; lower revenues, and the opportunity cost from lost revenues; increased operational costs, or harm to our reputation.
Reputational Risks
We are subject to environmental, social and governance risks that could adversely affect our business, reputation and the trading price of our common stock.
We are subject to a variety of risks, including reputational risk, associated with environmental, social and governance, or ESG, issues. As a large financial institution with a diverse base of customers, vendors and suppliers, we may face negative publicity based on the identity, practices and perceptions of certain entities with whom we choose to do business. The public holds diverse and potentially conflicting views of those entities, and their activities, including the perceived environmental, social or economic impacts of those entities or of financial institutions’ relationships with those entities. Because we have multiple stakeholders, among them shareholders, customers, employees, federal and state regulatory authorities and political entities, often those stakeholders have differing, and sometimes conflicting, priorities and expectations regarding ESG issues. For example, certain federal and state laws and regulations related to ESG issues may include provisions that conflict with other laws and regulations, which may increase our costs or limit our ability to conduct business in certain jurisdictions.
Simultaneous, disparate and divergent sentiments on ESG-related matters from multiple stakeholder groups must be considered. For example, there is an increasing number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements or our various stakeholders' expectations. Such divergent, sometimes conflicting views on ESG-related matters increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. Failing to comply with expectations and standards from investors, customers, regulators, policymakers and other stakeholders regarding ESG-related issues, or taking action in conflict with one or another of those stakeholders’ expectations, could also lead to loss of business, adverse publicity, an adverse impact on our reputation, customer complaints or public protests. Negative publicity may be driven by adverse news coverage in traditional media and may also be spread more broadly through the use of social media platforms. If our relationships with our customers, vendors and suppliers were to become the subject of such negative publicity, our ability to attract and retain customers and employees, compete effectively and grow our business may be negatively impacted. Additionally, a growing number of investors (in particular institutional investors who hold and manage substantial equity positions, in some cases in nearly all major U.S. listed companies) are integrating ESG factors into their analysis of the expected risk and return of potential investments. The specific ESG factors considered, as well as the approach to incorporating the factors into a broader investment process, vary by investor and can shift over time. Our failure to align with, or remain aligned with, investors’ ESG-related priorities may negatively impact the trading price of our common stock.
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
Legal, Regulatory and Compliance Risks
We are, and may in the future be, subject to litigation, investigations and governmental proceedings that may result in liabilities adversely affecting our financial condition, business or results of operations or in reputational harm.
We and our subsidiaries are, and may in the future be, named as defendants in various class actions and other litigation, and may be the subject of subpoenas, reviews, requests for information, investigations, and formal and informal proceedings by government and self-regulatory agencies regarding our and their businesses and activities (including subpoenas, requests for information and investigations related to the activities of our customers). Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (including civil money penalties under applicable banking laws), injunctions, restitution, orders, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management’s attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or self-regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or self-regulatory agencies (including the inquiries mentioned above) begin independent reviews of the same businesses or activities. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, including those relating to anti-money laundering matters or sales practices, have increased substantially and are likely to remain elevated. Regulators and other governmental authorities may also be more likely to pursue enforcement actions, or seek admissions of wrongdoing, in connection with the resolution of an inquiry or investigation to the extent a firm has previously been subject to other governmental investigations or enforcement actions. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant collateral consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets and the inability to operate certain businesses or offer certain products for a period of time. In addition, enforcement matters could impact our supervisory and CRA ratings, which may in turn restrict or limit our activities.
Additional information relating to our litigation, investigations and other proceedings is discussed in Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements of this Annual Report on Form 10-K.
We are subject to extensive governmental regulation, which could have an adverse impact on our operations.
We are subject to extensive state and federal regulation, supervision and examination governing almost all aspects of our operations, which limits the businesses in which we may permissibly engage. The laws and regulations governing our business are intended primarily for the protection of our depositors, our customers, the financial system and the FDIC insurance fund, not our shareholders or other creditors. These laws and regulations govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, consumer protection and general business operations and financial condition (including permissible types, amounts and terms of loans and investments, the amount of reserves against deposits, restrictions on dividends and repurchases of our capital securities, establishment of branch offices and the maximum interest rate that may be charged by law). Further, we must obtain approval from our regulators before engaging in many activities, and our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely. There can be no assurance that any regulatory approvals we may require or otherwise seek will be obtained in a timely manner or at all.
Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified or repealed at any time, and new legislation may be enacted that will affect us, including those resulting from any changes to control of branches of the U.S government or leadership of administrative agencies resulting from upcoming elections.
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
Regions and Regions Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve, which are based on the Basel III framework. Proposed changes to applicable capital and liquidity requirements, such as the Basel III proposal and the long-term debt proposal, could result in increased expenses or cost of funding, which could negatively affect our financial results or our ability to pay dividends and engage in share repurchases.
For more information concerning our legal and regulatory obligations with respect to Basel III and long-term debt requirements, please see the “Supervision and Regulation-Regulatory Capital Requirements” discussion within Item 1. “Business,” and for more information concerning our compliance with capital and liquidity requirements, see Note 12 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements of this Annual Report on Form 10-K.
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
In addition, the current U.S. presidential administration has called on all regulatory agencies to reduce or eliminate certain fees relating to a number of services, including banking services. At the same time, the CFPB launched an initiative to reduce the amounts and types of fees financial institutions may charge, including the issuance of a proposed rule that would significantly reduce the permissible amount of credit card late fees. Such changes could affect the Company’s ability or willingness to provide certain products or services, necessitate changes to the Company’s business practices or have an adverse effect on our results of operations.
We may not be able to complete future acquisitions, may not be successful in realizing the benefits of any future acquisitions that are completed or may choose not to pursue acquisition opportunities we might find beneficial.
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
Assuming we are able to successfully complete one or more transactions, we may not be able to successfully integrate and realize the expected synergies from any completed transaction in a timely manner or at all. In particular, we may be held responsible by federal and state regulators for regulatory and compliance failures at an acquired business prior to the date of the acquisition, and these failures by the acquired company may have negative consequences for us, including the imposition of formal or informal enforcement actions. Completion and integration of any transaction may also divert management attention from other matters, result in additional costs and expenses or adversely affect our relationships with our customers and employees, any of which may adversely affect our business or results of operations. Future acquisitions may also result in dilution of our current shareholders’ ownership interests or may require we incur additional indebtedness or use a substantial amount of our available cash and other liquid assets. As a result, our financial condition may be affected, and we may become more susceptible to economic conditions and competitive pressures.
Increases in FDIC insurance assessments may adversely affect our earnings.
Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We generally cannot control the amount of assessments we will be required to pay for FDIC insurance. In 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules by 2 basis points, which began with the first quarterly assessment period of 2023. The final rule requires the revised rates to remain in effect until the DIF reserve ratio meets or exceeds 1.35 percent.
To recoup losses to the DIF resulting from the bank failures of 2023, the FDIC also adopted a special assessment that will become effective in 2024 and will be collected over eight quarterly assessment periods. The FDIC may require us to pay higher FDIC assessments than we currently do or may charge additional special assessments or future prepayments if, for example, there are financial institution failures in the future. Any increase in deposit assessments or special assessments may adversely affect our business, financial condition or results of operations. See the “Supervision and Regulation-Deposit Insurance” discussion within Item 1. “Business” and the “Non-Interest Expense” discussion within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information related to the FDIC’s deposit insurance assessments applicable to Regions Bank.
Unfavorable results from ongoing stress analyses may adversely affect our ability to retain customers or compete for new business opportunities.
The Federal Reserve conducts supervisory stress testing of us to evaluate our ability to absorb losses in baseline and severely adverse economic and stressed financial scenarios generated by the Federal Reserve. The Federal Reserve also has implemented the SCB framework which created a firm specific risk sensitive buffer that is informed by the results of supervisory stress testing, and is applied to regulatory minimum capital levels to help determine effective minimum ratio requirements. Firm specific SCB requirements, as well as a summary of the results of certain aspects of the Federal Reserve’s supervisory stress testing and firm specific results are released publicly.
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
Our regulators may also require us to raise additional capital or take other actions, or may impose restrictions on capital distributions, based on the results of the supervisory stress tests, such as requiring revisions or resubmission of our annual capital plan, which could adversely affect our ability to pay dividends and repurchase capital securities. In addition, we may not be able to raise additional capital if required to do so, or may not be able to do so on terms that we believe are advantageous to Regions or its current shareholders. Any such capital raises, if required, may also be dilutive to our existing shareholders. As discussed in the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, the Company was not required to participate in the 2023 CCAR process. However, the Company did receive its SCB reflecting planned capital changes including plans to increase its common stock dividend. The Federal Reserve communicated that the Company exceeded all minimum capital levels under the supervisory stress test and the Company’s SCB for the fourth quarter of 2023 through the third quarter of 2024 continues to be floored at 2.5 percent. Despite exceeding these minimum capital levels, we may experience unfavorable results from stress test analyses in the future.
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our shareholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our shareholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to the holding company. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred shareholders or principal and interest payments on our outstanding debt. See the “Shareholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At December 31, 2023, our subsidiaries’ total deposits and borrowings were approximately $128.3 billion.
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
Certain provisions of state and federal law and our certificate of incorporation may make it more difficult for someone to acquire control of us without our Board’s approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring control of a BHC. Acquisition of 10% or more of any class of voting stock of a BHC or state member bank, including shares of our common stock, creates a rebuttable presumption that the acquirer “controls” the BHC or state member bank. Also, as noted under the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, a BHC must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any bank, including Regions Bank. One factor the federal banking agencies must consider in certain acquisitions is the systemic impact of the transaction. This may make it more difficult for large institutions to acquire other large institutions and may otherwise delay the regulatory approval process, possibly by requiring public hearings. Similarly, under Alabama state law, a person or group of persons must receive approval from the Superintendent of Banks before acquiring “control” of an Alabama bank or any entity having control of an Alabama bank. For the purposes of determining whether approval is required, “control” is defined as the power, directly or indirectly, to vote the lesser of (i) 25% or more of any class of voting securities of an Alabama bank (or any entity having control of an Alabama bank) or (ii) 10% or more of any class of voting securities of an Alabama bank (or any entity having control of an Alabama bank) if no other person will own, control or hold the power to vote a majority of that class of voting securities following the acquisition of such voting securities. Furthermore, there also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. For example, holders of our preferred stock have certain voting rights that could adversely affect share value. If and when dividends on the preferred stock have not been declared and paid for at least six quarterly dividend periods or their equivalent (whether or not consecutive), the authorized number of directors then constituting our Board will automatically be increased by two, and the preferred shareholders will be entitled to elect the two additional directors. Also, the affirmative vote or consent of the holders of at least two-thirds of all of the then-outstanding shares of the preferred stock is required to consummate a binding share-exchange or reclassification involving the preferred stock, or a merger or consolidation of Regions with or into another entity, unless certain requirements are met. These statutory provisions and provisions in our certificate of incorporation, including the rights of the holders of our preferred stock, could result in Regions being less attractive to a potential acquirer and thus adversely affect our share value.

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
Our amended and restated bylaws (our “bylaws”) contain two forum selection provisions. First, our bylaws provide that, except for claims made under the Securities Act of 1933 (which are the subject of the forum selection provision described in the following sentence), unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) derivative actions brought on behalf of the Company, (ii) certain actions asserting a claim of breach of a fiduciary duty, (iii) actions asserting a claim against the Company or a director, officer or other employee of the Company arising pursuant to any provision of Delaware law, our certificate of incorporation, or our bylaws or (iv) any actions asserting a claim against the Company or any director, officer or other employee of the Company governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware or the federal district court for the District of Delaware if the Court of Chancery of the State of Delaware has no jurisdiction. In addition, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), or any rule or regulation promulgated thereunder, shall be the federal district courts of the United States. Our bylaws further provide that our shareholders are deemed to have received notice of and consented to both of these forum selection provisions.
The forum selection provisions of our bylaws may discourage claims or limit shareholders’ ability to submit claims in a judicial forum that they find favorable, and may result in additional costs for a stockholder seeking to bring a claim. Additionally, with respect to our forum selection provision relating to claims made under the Securities Act, we note that, while Section 27 of the Exchange Act creates exclusive federal jurisdiction over claims brought to enforce a duty or liability created by the Exchange Act, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act. As noted above, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, U.S. federal district courts will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. While we believe the risk of a court declining to enforce our forum selection provisions is low, if a court were to determine either forum selection provision to be illegal, invalid or unenforceable in a particular action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction or multiple jurisdictions, which could have a negative impact on our results of operations and financial condition and result in a diversion of the time and resources of our management and board of directors.
We face substantial legal and operational risks in safeguarding personal information.
Our businesses are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals. Individuals whose personal information may be protected by law can include our customers (and in some cases our customers’ customers), prospective customers, job applicants, employees, and the employees of our vendors and third parties. Complying with the laws, rules and regulations applicable to our disclosure, collection, use, sharing and storage of personal information can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any mishandling or misuse or personal information by us or third party affiliated with us could expose us to litigation or regulatory fines, penalties or other sanctions.
Additional risks could arise from our or third parties’ failure to provide adequate disclosure or transparency to our customers about the personal information collected from them and the use of such information; to receive, document and honor the privacy preferences expressed by our customers; to protect personal information from unauthorized disclosure; or to maintain proper training on privacy practices for all employees or third parties who have access to personal information. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that those measures are inadequate, could cause us to lose existing or potential clients and customers, and thereby reduce our revenues. Furthermore, any failure or perceived failure by us to comply with applicable privacy or data protection laws, rules and regulations may subject it to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices, significant liabilities or regulatory fines, penalties or other sanctions. Any of these could damage our reputation and otherwise adversely affect our businesses.
In recent years, well-publicized incidents involving the inappropriate collection, use, sharing or storage of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information by companies. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws, rules and regulations relating to the collection, use, sharing and storage of personal information. We will likely be subject to new and evolving data privacy laws in the U.S. and abroad, which could result in additional costs of compliance, litigation, regulatory fines and enforcement actions. These types of laws, rules and regulations could prohibit or significantly restrict financial services firms such as us from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or could restrict our use of personal data when developing or offering products or services to customers.

These restrictions could also inhibit our development or marketing of certain products or services, or increase the costs of offering them to customers.
Differences in regulation can affect our ability to compete effectively.
The content and application of laws and regulations affecting financial services firms sometimes vary according to factors such as the size of the firm, the jurisdiction in which it is organized or operates and other criteria. Financial technology companies and other non-traditional competitors may not be subject to banking regulation, or may be supervised by a national or state regulatory agency that does not have the same regulatory priorities or supervisory requirements as our regulators. These differences in regulation can impair our ability to compete effectively with competitors that are less regulated that do not have similar compliance costs.
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
Our operations rely on its ability, and the ability of key external parties, to maintain appropriately staffed workforces, and on the competence, trustworthiness, health and safety of employees.
Our ability to operate our businesses efficiently and profitably, to offer products and services that meet the expectations of our clients and customers, and to maintain an effective risk management framework is highly dependent on our ability to staff its operations appropriately and on the competence, integrity, health and safety of our employees. We are similarly dependent on the workforces of other parties on which our operations rely, including vendors and other service providers. Our businesses could be materially and adversely affected by the ineffective implementation of business decisions; any failure to institute controls that appropriately address risks associated with business activities; or appropriately train employees with respect to those risks and controls; staffing shortages, particularly in tight labor markets. In addition, our business could be adversely impacted by a significant operational breakdown or failure, theft, fraud or other unlawful conduct or other negative outcomes caused by human error or misconduct by an employee of us or of another party on which our operations depend. Our operations could also be impaired if the measures taken by us or by governmental authorities to help ensure the health and safety of our employees are ineffective, or if any external party on which we rely fails to take appropriate and effective actions to protect the health and safety of its employees.
Estimates and Assumptions Risks
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
We utilize quantitative models, machine learning models and artificial intelligence models to assist in measuring risks and estimating or predicting certain financial values. Models may be used in processes such as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, forecasting financial performance, predicting losses, improving customer services, maintaining adherence to laws and regulations, assessing capital adequacy, calculating regulatory capital levels, preventing fraud, strengthening customer authentication processes, generating marketing analytics, prospecting leads and estimating the value of financial instruments and balance sheet items. Poorly designed, implemented or managed models present the risk that our business decisions that consider information based on such models will be adversely affected due to the inadequacy or inaccuracy of that information, which may lead to losses, damage our reputation and adversely affect our reported financial condition and results of operations. Also, information we provide to the public or to our regulators based on poorly designed, implemented or managed models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our shareholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient.
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
As of December 31, 2023, we had $5.7 billion of goodwill and $205 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions and increases in income tax rates could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.
Identifiable intangible assets other than goodwill consist primarily of relationship assets. Adverse events or circumstances could impact the recoverability of intangible assets, and, to the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded, which could have a material adverse effect on our results of operations.
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
Weather-related events, pandemics and other natural or man-made disasters could cause a disruption in our operations or lead to other consequences that could adversely impact our financial results and condition. These impacts could be intensified by climate change. Heightening focus on climate change may also carry transition risks that could negatively impact our results of operations and financial condition.
Weather-related events, health crises, the occurrence or worsening of disease outbreaks or pandemics such as COVID-19, or other catastrophic events, other natural or man-made disasters, climate change and the transition to a lower-carbon economy, as well as government actions or other restrictions in connection with such events, pose shorter- and longer-term risks to our business and/or that of our customers, vendors and suppliers and are expected to increase over time.
A significant portion of our operations is located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southeastern U.S. that are susceptible to tornadoes and other severe weather events. In particular, in recent years, a number of severe hurricanes impacted areas in our footprint. Many areas in the Southeastern U.S. have also experienced severe droughts and floods in recent years. Any of these, or any other severe weather event, could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. In some cases, we have taken preemptive measures in an effort to mitigate certain of these adverse effects, such as maintaining insurance that includes coverage for resultant losses and expenses where possible, though these measures cannot fully mitigate all future risks. We cannot be sure that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that our insurers will not deny coverage as to any future claim. In addition, such measures cannot predict the nature, timing or level of severe weather events or prevent the disruption that a catastrophic earthquake, fire, hurricane, tornado or other severe weather event could cause to the markets that we serve and any resulting adverse impact on our customers, such as hindering our borrowers’ ability to timely repay their loans and diminishing the value of any collateral held by us. Man-made disasters and other events connected with the Gulf of Mexico or Atlantic Ocean, such as oil spills, could have similar effects.
Climate change could intensify the severity of and increase the frequency of adverse effects of weather-related events impacting us and our customers. Namely, climate change may intensify the severity of and increase the frequency of earthquakes, fires, hurricanes, tornadoes, droughts, floods and other weather-related events, which could cause even greater disruption to our business and operations. Longer-term changes, such as increasing average temperatures and rising sea levels, may damage, destroy or otherwise impact the value or productivity of our properties and other assets, reduce the availability of or increase the cost of insurance, and/or lead to prolonged disruptions in our operations.
Responding to concerns around climate change provides us with potential new avenues through which we can support our stakeholders but also exposes us to risks associated with the transition to a lower-carbon economy. Such risks may result from changes in policies, laws and regulations, technologies, or market preferences relating to climate change. These changes could materially and negatively impact our business, results of operations, financial condition and our reputation, in addition to having a similar impact on our customers, vendors and suppliers. Federal and state regulatory authorities, investors and other third parties have increasingly scrutinized the business activities of financial institutions and the relationship of those activities to climate change (including such institutions’ involvement or their customers’ involvement in certain industries or projects associated with climate change, as well as any decisions to conduct or change activities in response to considerations relating to climate change), which may result in financial institutions facing increased pressure regarding the disclosure and management of climate risks and related lending and investment activities. As a result, we may face increased scrutiny related to our ability to demonstrate resilience to potential climate-related risks, including systemic risks posed by operational disruptions and external demands. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices, including inconsistent (and sometimes conflicting) perspectives or requirements, may result in higher regulatory, compliance, credit and reputational risks and costs. In addition, the transition to a lower-carbon economy could indirectly subject us to specific risks through our borrowers' exposure to changes in commodity prices. For more information see the “We are subject to environmental, social and governance risks that could adversely affect our business, reputation and the trading price of our common stock” and “Weakness in commodity businesses could adversely affect our performance” risk factors above.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Identification and Assessment. Regions devotes significant financial and non-financial resources to identify and mitigate threats to the confidentiality, availability and integrity of its information systems. As more fully described below, the Regions IS Program’s controls and risk management practices are designed to prevent and detect cybersecurity threats in order to reduce the likelihood that they materially affect Regions' business strategy, operations, or financial condition.
Regions regularly tests and assesses its environment so it can update and maintain its systems and controls to mitigate the risks from cyber threats and vulnerabilities. These include risk assessments and penetration testing as well as testing against security controls. Layered security controls are designed and maintained to complement each other and enhance risk mitigation efforts. Regions will continue to develop and enhance controls, processes and technology to respond to evolving disruptive technology and to protect its systems from attacks or unauthorized access. In addition, Regions’ TPRM function establishes the risk-based framework that governs all associates, subsidiaries, and affiliates who are engaged in the sourcing, planning, risk assessment, due diligence, contracting, ongoing monitoring, and governance of vendor engagements, including those that present cybersecurity risks for Regions. The TPRM framework includes the initial inherent-risk assessment conducted at onboarding and the applicable due diligence risk assessments, based on the engagement’s risk profile. Upon completion of the applicable due diligence, the contract is constructed and negotiated, with efforts made to ensure appropriate terms are in place to further mitigate the risks presented. Thereafter, each engagement is reassessed on the established cadence associated with the inherent-risk tier, and performance scorecards are competed to ensure optimal delivery and to denote material changes in the engagement.
Risk Management. As a company that deals with large volumes of sensitive customer information and financial transactions, Regions treats cybersecurity risk as a key operational risk within its enterprise-wide risk management framework. As part of this framework, Regions utilizes the "Three Lines of Defense" concept to clearly designate risk management activities within the Company, and this concept is applicable to cybersecurity risk (see the “Risk Management” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K). To manage cybersecurity risk, the Company has designed and implemented an IS Program that is led by our Chief Information Security Officer, who has close to two decades of experience in the cybersecurity field, including leadership roles at multiple financial services organizations. The IS Program includes information security policies, procedures, and controls designed to prevent, detect, limit and respond to cyber-attack or other similar incidents which might impact Regions' technologies, systems, and networks. Regions' IS Program is designed and implemented to substantially align with standards promulgated by the NIST. The Information Security Policy establishes technical, administrative, and physical control directives that are implemented to protect informational assets from reasonably foreseeable risks and threats. The IS Program is supplemented by cybersecurity operations that protect the integrity and availability of information systems. As discussed above, Regions' TPRM function also conducts due diligence and ongoing oversight of the Company’s third-party vendors. The Company maintains a Cyber Incident Response Plan, which is part of broader business continuity planning and the Crisis Management Program, to help the Company respond to a possible data breach.
The Company engages with external experts and advisors, as needed, to review, enhance, and support our IS Program. For example, third parties may be used to assist in the event of a breach or to mitigate certain threats to Regions' environment. Internally, the Company regularly provides associates with cybersecurity training and education. To bolster these practices, Regions maintains cybersecurity insurance, which is reviewed annually, to cover potential financial losses from cyber events. In addition, Regions participates in information sharing organizations to gather and share information with peer banks and other financial institutions to better prepare and protect its information systems from attack as well as topics including fraud.
Governance. Regions’ system of internal controls also incorporates an organization-wide protocol for the reporting and escalation of cybersecurity matters, including to management and the Board. The Board also receives updates on the Company’s enterprise services, which includes resilience, information technology, and cybersecurity. The Board considers both business and technical resilience, cybersecurity and technological innovation, and privacy considerations, along with related risk considerations and mitigation efforts, within the Company’s strategic plan. The Board is actively engaged in the oversight of Regions’ continuous efforts to reinforce and enhance its operational resilience and receives education on the cybersecurity landscape. The Board oversees the management of cybersecurity and related risks primarily through its Risk Committee, which is supported at the management level by the ERMC, ORC, and TOROC which fall under the Risk Committee's purview. The Board's Risk Committee annually reviews and approves the Information Security Policy; reviews information and regular reports on the topic from members of management on at least a quarterly basis; and recommends actions and other steps to be taken, as it deems appropriate. Additionally, the Board’s Audit Committee periodically receives reports on the IS Program prepared by the Chief Information Security Officer and the Company's Risk Management and Internal Audit functions. The Board’s Technology Committee is charged with oversight of the overall role of technology in executing Regions’ business strategy and coordinates with the Risk Committee on risk assessment and management associated with technology-related strategic investments, major technology vendor relationships, and risks associated with information technology and security activities. The Board annually reviews the information security program and, through its various committees, is briefed at least quarterly on cybersecurity matters. In addition, our management follows a risk-based escalation process to notify the Audit Committee and Risk Committee outside of the regular reporting cycle when they identify an emerging risk or material issue.
Cybersecurity Incidents. In 2023, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, see the Technology Risks in Item 1A. "Risk Factors".
Item 2. Properties
Regions’ corporate headquarters occupy the main banking facility of Regions Bank, located at 1900 Fifth Avenue North, Birmingham, Alabama 35203.
At December 31, 2023, Regions Bank, Regions’ banking subsidiary, operated 1,271 banking offices. At December 31, 2023, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.
See Item 1. “Business” of this Annual Report on Form 10-K for a list of the states in which Regions Bank’s branches are located.
Item 3. Legal Proceedings
Information required by this item is set forth in Note 23 "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements, which are included in Item 8. of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.
Information About Our Executive Officers
Information concerning the Executive Officers of Regions as of February 23, 2024, is set forth below.

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since
John M. Turner, Jr.	62	President and Chief Executive Officer of registrant and Regions Bank. Previously served as Head of Corporate Banking Group of registrant and Regions Bank and as South Region President of Regions Bank. Prior to joining Regions, served as President of Whitney National Bank and Whitney Holding Corporation.	2011
David J. Turner, Jr.	60	Senior Executive Vice President and Chief Financial Officer of registrant and Regions Bank.	2010
Kate R. Danella	45	Senior Executive Vice President and Head of Consumer Banking Group of registrant and Regions Bank. Previously served as Chief Strategy and Client Experience Officer; Head of Strategic Planning & Consumer Bank Products and Origination Partnerships; and as Head of Strategic Planning and Corporate Development of registrant and Regions Bank. Previously served as Head of Private Wealth Management of Regions Bank. Prior to joining Regions, served as Vice President of Capital Group Companies.	2018
David R. Keenan	56	Senior Executive Vice President and Chief Administrative and Human Resources Officer of registrant and Regions Bank. Previously served as Chief Human Resources Officer of registrant and Regions Bank.	2010
C. Dandridge Massey	53	Senior Executive Vice President and Chief Enterprise Operations and Technology Officer of registrant and Regions Bank. Previously served as Head of Digital and Contact Center Banking and Head of Enterprise Technology Strategic Services at Truist Bank.	2022

Scott M. Peters	62	Senior Executive Vice President and Chief Transformation Officer of registrant and Regions Bank. Previously served as Director of Regions Investment Services, Inc. Previously served as Head of Consumer Banking Group and as Consumer Services Group Head of registrant and Regions Bank.	2010
Tara A. Plimpton	55	Senior Executive Vice President, Chief Legal Officer and Corporate Secretary of registrant and Regions Bank. Previously served as General Counsel of registrant and Regions Bank. Prior to joining Regions, served as Vice President and General Counsel of GE Global Operations and as General Counsel of GE Energy Connections.	2020
William D. Ritter	53	Senior Executive Vice President and Head of Wealth Management Group of registrant and Regions Bank. Director of Highland Associates, Inc.	2010
Ronald G. Smith	63	Senior Executive Vice President and Head of Corporate Banking Group of registrant and Regions Bank. Director of Regions Equipment Finance Corporation. Manager of RFC Financial Services Holding LLC. Previously served as Regional President, Mid-America Region of Regions Bank.	2010
Russell Zusi	49	Senior Executive Vice President and Chief Risk Officer of registrant and Regions Bank. Prior to joining Regions, served as Co-head of Global Compliance and Operational Risk and Global Technology and Operations Chief Risk Officer, and previously as Credit Review Executive, of Bank of America Corp.	2024

PART II
Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Regions common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Information relating to compensation plans under which Regions' equity securities are authorized for issuance is presented in Part III, Item 12. As of February 21, 2024, there were 35,025 holders of record of Regions common stock (including participants in the Broadridge Direct Stock Purchase and Dividend Reinvestment Plan for Regions Financial Corporation).
Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2023, are set forth in Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024.
The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2023. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1-31, 2023	6,437,685	$14.22	6,437,685	$2,393,179,589
November 1-30, 2023	5,653,231	$15.66	5,653,231	$2,304,697,925
December 1-31, 2023	4,038,243	$17.36	4,038,243	$2,234,699,026
Total Fourth Quarter	16,129,159	$15.82	16,129,159	$2,234,699,026
_____
(1) Average price paid does not reflect the 1 percent excise tax charged on public company share repurchases.

PERFORMANCE GRAPH
The graph below compares the yearly percentage change in the cumulative total return of Regions common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Banks Index for the past five years. This presentation assumes that the value of the investment in Regions’ common stock and in each index was $100 and that all dividends were reinvested.

$250
$200
$150
$100
$50
12/31/2018
12/31/2019
12/30/2020
12/30/2021
12/31/2022
12/31/2023
Period Ending
Regions
S&P 500 Index
S&P 500 Banks Index

	Cumulative Total Return
	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Regions	$100.00	$133.30	$131.12	$182.78	$187.01	$176.35
S&P 500 Index	100.00	131.47	155.65	200.29	163.98	207.04
S&P 500 Banks Index	100.00	140.64	121.29	164.28	132.73	147.28

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
Management believes the following sections provide an overview of several of the most relevant matters necessary for an understanding of the financial aspects of Regions's business, particularly regarding its 2023 results. Cross references to more detailed information regarding each topic within MD&A and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.
Economic Environment in Regions’ Banking Markets
After full-year 2023 growth of 2.5 percent, Regions' baseline forecast anticipates real GDP growth of 2.6 percent in 2024. While the Company did not have recession as its base forecast for 2023, the economy outperformed expectations, reflecting marked improvement on the supply side of the economy that allowed for faster growth and decelerating inflation. Growth is expected to be somewhat restrained over the first half of 2024 before picking up over the second half of the year.
The labor market proved to be resilient in 2023. While the pace of job growth slowed over the course of the year, it was driven by a slower pace of hiring as opposed to a rising pace of layoffs. This pattern is expected to continue in 2024, with further slowing in the pace of job growth putting upward pressure on the unemployment rate, but the Company does not anticipate a significant, broad-based, and sustained spike in layoffs.
A slowing pace of job growth will lead to further deceleration in growth of aggregate labor earnings, but growth in labor earnings is expected to continue to outpace inflation, thus providing support for consumer spending. Household balance sheets remain notably healthy, and the preponderance of fixed-rate debt on household balance sheets has been a buffer against the effects of higher interest rates. Full-year 2024 growth in real consumer spending is expected to be slightly faster than 2023 growth.
Real business investment in equipment and machinery is expected to remain soft before picking up over the second half of 2024. At the same time, the wave of business spending on structures seen over much of 2023 is subsiding, to the point that real spending on structures is expected to offer little, if any, support for real GDP growth in 2024. After having been displaced by spending on structures in 2023, business investment in intellectual property products is expected to return to its usual role as the fastest growing segment of real business fixed investment.
Higher mortgage interest rates weighed on single family construction and sales in 2023, but sales of new single family homes proved to be more resilient than anticipated driven by a combination of still-significant pent-up demand for home purchases and the lack of existing single family homes for sale. While mortgage rates have started to decline, helping to ease affordability constraints, it will likely not do much to unlock inventories of existing homes for sale. Builders should fare better in 2024 and real residential fixed investment should be a modest support for top-line real GDP growth in 2024.
Further deceleration in inflation in 2024, driven by a slower pace of economic growth, a modestly rising unemployment rate, and the avoidance of disruptions to the supply side of the economy would be consistent with the FOMC beginning to cut the Fed funds rate even with inflation above their 2.0 percent target rate. The real, or, inflation-adjusted, current funds rate is meaningfully restrictive, and further deceleration in inflation without cuts in the Fed funds rate would effectively make policy more restrictive. As such, we expect four twenty-five basis point cuts in the Fed funds rate by year-end 2024.
Patterns of economic activity within the Regions footprint are expected to be broadly similar to those seen for the U.S. as a whole. A number of in-footprint states have seen heightened flows of domestic in-migration since the onset of the pandemic, which has resulted in more rapid rates of job growth and more rapid growth in housing costs. If, as Regions anticipates, the broader economy slows and labor market conditions loosen, it could be that migration patterns will shift over coming quarters. Job growth for the Company's footprint as a whole is expected to be faster than that for the U.S. as a whole. Some of the metro areas which had, prior to the increase in mortgage interest rates, seen the largest increases in house prices could experience declining house prices, but continued robust population growth in these markets will help stem the extent of any such declines.
The continued economic uncertainty, as described above, impacted Regions' forecast utilized in calculating the ACL as of December 31, 2023. See the "Allowance" section for further information.
2023 Results
Regions reported net income available to common shareholders of $2.0 billion or $2.11 per diluted share in 2023 compared to net income available to common shareholders of $2.1 billion or $2.28 per diluted share in 2022.
Net interest income (taxable-equivalent basis) totaled $5.4 billion in 2023 compared to $4.8 billion in 2022. The net interest margin (taxable-equivalent basis) was 3.90 percent in 2023, reflecting a 54 basis point increase from 2022. The increase in net interest income was primarily driven by a significant increase in market interest rates and average loan growth. Deposit mix and pricing normalization combined with higher overall funding costs, which are expected in a rising rate environment, partially offset the increases in net interest income.

The provision for credit losses totaled $553 million in 2023 compared to $271 million in 2022. The provision for credit losses was higher than net charge-offs by $156 million in 2023. The increase in the provision for credit losses was driven primarily by adverse risk migration and continued credit normalization, as well as a build in qualitative adjustments for incremental risk in higher risk portfolios. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
Non-interest income was $2.3 billion in 2023 compared to $2.4 billion in 2022. The decrease was primarily driven by lower capital markets income, service charges on deposit accounts and mortgage income partially offset by an increase in market valuation adjustments on employee benefit assets. See Table 4 "Non-Interest Income" for further details.
Non-interest expense was $4.4 billion in 2023 and $4.1 billion in 2022. The increase was driven by an increase in FDIC insurance assessments primarily related to the special assessment, operational losses, and salaries and employee benefits. These increases were partially offset by a decline in professional, legal and regulatory expenses related to a settled matter with the CFPB in 2022. See Table 5 "Non-Interest Expense" for further details.
Regions' effective tax rate was 20.5 percent in 2023 compared to 22.0 percent in 2022. See the "Income Taxes" section for further details.
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
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. In the fourth quarter of 2023, Regions repurchased approximately 16 million shares of common stock under these programs, which reduced shareholders' equity by $252 million.
For more information, refer to the following additional sections within this Form 10-K:
•"Shareholders' Equity" discussion in MD&A
•"Regulatory Requirements" section of MD&A
•Note 14 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements
Regulatory Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. Under the Basel III Rules, Regions is designated as a standardized approach bank. The Basel III Rules maintain the minimum guidelines for Regions to be considered well-capitalized for Tier 1 capital and Total capital at 6.0% and 10.0%, respectively. At December 31, 2023, Regions’ Tier 1 capital and Total capital ratios were estimated to be 11.57% and 13.35%, respectively.
The Basel III Rules also officially defined CET1. Regions' CET1 ratio at December 31, 2023 was estimated to be 10.26%.
For more information, refer to the following additional sections within this Form 10-K:
•“Supervision and Regulation” discussion within Item 1. Business
•"Regulatory Requirements" section of MD&A
•Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements
Loan Portfolio and Credit
During 2023, total loans increased by $1.4 billion or 1.4 percent compared to 2022. The increase was primarily driven by an increase in the consumer portfolio of $1.2 billion, with the combined balance of commercial and investor real estate loans also increasing by $198 million. The increase in consumer loans reflects growth in residential first mortgage and in other consumer loans, which was driven by consumer home improvement loans. Refer to the "Portfolio Characteristics" section for further discussion.

Net charge-offs totaled $397 million, or 0.40 percent of average loans, in 2023, compared to $263 million, or 0.29 percent in 2022, with both periods reflecting an increase in consumer charge-offs due to the sale of loan portfolios. In 2023 and 2022, adjusted net charge-offs (non-GAAP) totaled $362 million, or 0.37 percent, and $200 million, or 0.22 percent, respectively. See Table 1 "GAAP to Non-GAAP Reconciliations for additional information. Commercial and industrial net charge-offs also increased from 2022 to 2023. The allowance was 1.73 percent of total loans, net of unearned income at December 31, 2023, an increase from 1.63 percent at December 31, 2022. The coverage ratio of allowance to non-performing loans excluding held for sale was 211 percent at December 31, 2023, compared to 317 percent at December 31, 2022.
For more information, refer to the following additional sections within this Form 10-K:
•Adjusted Net Charge-offs within the Table 1 "GAAP to Non-GAAP Reconciliations"
•"Portfolio Characteristics" section of MD&A
•“Allowance for Credit Losses” discussion within the “Critical Accounting Policies and Estimates” section of MD&A
•“Provision for Credit Losses” discussion within the “Operating Results” section of MD&A
•“Loans,” “Allowance for Credit Losses,” and “Non-performing Assets” discussions within the “Balance Sheet Analysis” section of MD&A
•Note 4 "Loans" to the consolidated financial statements
•Note 5 "Allowance for Credit Losses" to the consolidated financial statements
Liquidity
At the end of 2023, Regions Bank had $4.2 billion in cash on deposit with the Federal Reserve Bank and the loan-to-deposit ratio was 77 percent. Cash and cash equivalents at the parent company totaled $1.9 billion. Cash at the Federal Reserve declined from December 31, 2022 due to an expected decline in deposits, as well as growth in loans.
At December 31, 2023, the Company’s borrowing capacity with the Federal Reserve was $21.3 billion based on available collateral. Borrowing availability with the FHLB was $15.1 billion based on available collateral at the same date. Regions also maintains a shelf registration statement with the U.S. Securities and Exchange Commission that can be utilized by the Company to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time.
Regions is required to conduct liquidity stress testing and measure its available sources of liquidity against minimums as established by Regions' internal liquidity policy. Regions was fully compliant with those requirements as of year-end.
For more information, refer to the following additional sections within this Form 10-K:
•“Supervision and Regulation” discussion within Item 1. Business
•“Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A
•“Regulatory Requirements” section of MD&A
•“Liquidity” discussion within the “Risk Management” section of MD&A
•Note 11 "Borrowed Funds" to the consolidated financial statements
2024 Expectations

2024 Expectations (1)
Category	Expectation
Net Interest Income(2)	$4.7-$4.8 billion
Adjusted Non-Interest Income	$2.3-$2.4 billion
Adjusted Non-Interest Expense	approximately ~$4.1 billion
Average Loans	grow low-single digits
Average Deposits	stable to modestly lower
Net Charge-Offs / Average Loans	40-50 basis points
Effective Tax Rate	21-22%
______
(1)Expectation for CET1 is to continue to manage around 10 percent over the near term.
(2)Expectation for net interest income assumes stable or lower short-term interest rates; flat long-term rate held at December 31, 2023 levels.
The reconciliation with respect to these forward-looking non-GAAP measures is expected to be consistent with the actual non-GAAP reconciliations within Management's Discussion and Analysis of this Form 10-K. For more information related to the Company's 2024 expectations, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-K.

GENERAL
The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on operations for the years 2023 and 2022; in addition, financial information for prior years will also be presented when appropriate.
Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income as well as non-interest income sources. Net interest income is primarily the difference between the interest income Regions receives on interest-earning assets, such as loans, leases, investment securities and cash balances held at the Federal Reserve Bank, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, card and ATM fees, mortgage servicing and secondary marketing, investment management and trust activities, capital markets and other customer services which Regions provides. Results of operations are also affected by the provision for credit losses and non-interest expenses such as salaries and employee benefits, equipment and software expenses, occupancy, professional, legal and regulatory expenses, FDIC insurance assessments, and other operating expenses, as well as income taxes.
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

Table 1—GAAP to Non-GAAP Reconciliations

	Year Ended December 31
	2023	2022	2021
	(Dollars in millions)
ADJUSTED NET CHARGE-OFFS AND RATIO
Net loan charge-offs (GAAP)	$397	$263	$204
Less: charge-offs associated with the sale of loans (1)	35	63	—
Adjusted net loan charge-offs (non-GAAP)	$362	$200	$204

Average loans, net of unearned income, outstanding for the period (GAAP)	$98,239	$92,282	$84,802

Net loan charge-offs as a percentage of average loans, annualized (GAAP) (2)	0.40%	0.29%	0.24%
Adjusted net loan charge-offs as a percentage of average loans, annualized (non-GAAP) (2)	0.37%	0.22%	0.24%
_____
(1)In the fourth quarter of 2023, the Company sold substantially all of its portfolio of a third party relationship. At the end of the third quarter of 2022, the Company made the strategic decision to sell certain unsecured consumer loans. For both of these transactions, the loans were marked to fair value through charge-offs.
(2)Amounts have been calculated using whole dollar values.

		Year Ended December 31
		2023	2022	2021
		(Dollars in millions)
ADJUSTED REVENUES AND EXPENSES (1)
Non-interest expense (GAAP)	A	$4,416	$4,068	$3,747
Adjustments:
Contribution to Regions Financial Corporation Foundation		—	—	(3)
Professional, legal and regulatory expenses (2)		(1)	(179)	(15)
FDIC insurance special assessment		(119)	—	—
Branch consolidation, property and equipment charges		(7)	(3)	(5)
Early extinguishment of debt		4	—	(20)
Salaries and employee benefits—severance charges		(31)	—	(6)
Adjusted non-interest expense (non-GAAP)	B	$4,262	$3,886	$3,698
Net interest income (GAAP)	C	$5,320	$4,786	$3,914
Taxable-equivalent adjustment (GAAP)		51	47	44
Net interest income, taxable-equivalent basis (GAAP)	D	$5,371	$4,833	$3,958
Non-interest income (GAAP)	E	$2,256	$2,429	$2,524
Adjustments:
Securities (gains) losses, net		5	1	(3)
Gains on equity investment		—	—	(3)
Bank-owned life insurance (3)		—	—	(18)
Insurance proceeds (2)		—	(50)	—
Leveraged lease termination gains		(2)	(1)	(2)
Adjusted non-interest income (non-GAAP)	F	$2,259	$2,379	$2,498
Total revenue (GAAP)	C+E=G	$7,576	$7,215	$6,438
Adjusted total revenue (non-GAAP)	C+F=H	$7,579	$7,165	$6,412
Total revenue, taxable-equivalent basis (GAAP)	D+E=I	$7,627	$7,262	$6,482
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=J	$7,630	$7,212	$6,456
_________
(1)See the "Executive Overview" for 2024 expectations for adjusted non-interest income and non-interest expense.
(2)In the third quarter of 2022, the Company incurred settlement expenses related to a previously disclosed matter with the CFPB. The Company received insurance proceeds related to this settlement. The 2021 professional, legal and regulatory expenses are related to professional and legal expenses for acquisitions.
(3)The 2021 amount is related to an individual BOLI claim benefit.

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
The allowance is sensitive to a number of internal factors, such as changes in the mix and level of loan balances outstanding, portfolio performance and assigned risk ratings. The allowance is also sensitive to external factors such as the general health of the economy, as evidenced by changes in interest rates, inflation, GDP, unemployment rates, changes in real estate demand and values, volatility in commodity prices, bankruptcy filings, health pandemics, government stimulus, and the effects of weather and natural disasters such as droughts, floods and hurricanes.

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
It is difficult to estimate how potential changes in any one economic factor might affect the overall allowance because a wide variety of factors and inputs are considered in the allowance estimate. Changes in the factors and inputs may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical alternate economic forecast, Regions estimated the allowance using a scenario that was one standard deviation unfavorable to the expected scenario for each macroeconomic variable. This unfavorable scenario resulted in an allowance approximately 16 percent higher than the allowance using the expected scenario.
Similar to the scenarios above, it is difficult to estimate how potential changes in credit risk factors might affect the overall allowance because of the wide variety of credit risk factors that are considered in estimating the allowance. Changes in risk ratings may not occur at the same rate and may not be consistent across product or industry types. Regions conducted a separate sensitivity analysis considering deteriorating conditions for commercial and investor real estate portfolio factors by stressing key portfolio drivers relative to the baseline portfolio conditions. Regions stressed risk ratings by one downgrade for commercial and investor real estate loans. This scenario generated an increase in the modeled allowance of approximately $185 million for the commercial and investor real estate portfolios.
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
Intangible Assets
Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily relationship assets and agency commercial real estate licenses). Goodwill totaled $5.7 billion at both December 31, 2023 and December 31, 2022. Goodwill is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). Goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements for further discussion).
The Company completed its annual goodwill impairment test as of October 1, 2023; the Company elected to bypass the qualitative assessment and performed a quantitative assessment of goodwill at the reporting unit level to determine whether the fair value exceeded the carrying value. In performing the quantitative assessment, the estimated fair value of the reporting unit was determined using a blend of both income and market approaches.
The results of the goodwill impairment test did not require Regions to record a goodwill impairment charge as all three reporting units continued to have a fair value in excess of carrying value.
Other identifiable intangible assets such as relationship assets and agency commercial real estate licenses are reviewed at least annually (usually in the fourth quarter) for events or circumstances which could impact the recoverability of the intangible asset. These events could include loss of customer relationships, increased competition, or adverse changes in the economy. To the extent an other identifiable intangible asset is deemed unrecoverable, an impairment loss would be recorded to reduce the carrying amount. These events or circumstances, if they occur, could be material to Regions’ operating results for any particular reporting period but the potential impact cannot be reasonably estimated. As of December 31, 2023, the Company’s review indicated there was no impairment in the value of the other identifiable intangible assets.
Residential Mortgage Servicing Rights
Regions has elected to measure and report its residential MSRs using the fair value method. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the "Fair Value Measurements" section. Specific characteristics of the underlying loans greatly impact the estimated value of the related residential MSRs. As a result, Regions stratifies its residential mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its residential MSRs using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted residential mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of residential MSRs which impacts earnings. Refer to Note 6 "Servicing of Financial Assets" to the consolidated financial statements for quantitative disclosures reflecting the effect that changes in management's assumptions would have on the fair value of residential MSRs.
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
Deferred income taxes represent the amount of future income taxes to be paid or received and are accounted for using the asset and liability method with the net balance reported in other assets or other liabilities, as appropriate, in the consolidated balance sheets. The Company determines the realization of deferred tax assets by considering all positive and negative evidence available, including the impact of recent operating results, future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. In projecting future taxable income, the Company utilizes forecasted pre-tax earnings, adjusts for the estimated temporary differences and incorporates assumptions, including the amounts of income allocable to taxing jurisdictions. Determining whether deferred tax assets are realizable is subjective and requires the use of significant judgment. A valuation allowance is provided when it is more-likely-

than-not that some portion of the deferred tax asset will not be realized. The Company currently maintains a valuation allowance for certain state carryforwards.
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
OPERATING RESULTS
NET INTEREST INCOME AND NET INTEREST MARGIN
Net interest income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. In 2023, balance sheet and net interest income performance were the result of post-pandemic normalization and tightening monetary policy, including a higher interest rate environment. Both net interest income and net interest margin are influenced by market interest rates and the FOMC increased the Fed funds rate by 100 basis points during the year ended December 31, 2023. See the "Executive Overview" for a discussion of recent FOMC activity and expectations for 2024 net interest income that incorporates anticipated FOMC activity.
Net interest income (taxable-equivalent basis) increased by $538 million in 2023 compared to 2022, and net interest margin increased by 54 basis points to 3.90 percent in 2023. The increases in net interest income and net interest margin were driven primarily by significantly higher short-term and long-term market interest rates and average loan growth. The loan portfolio yield, inclusive of hedging impacts, increased to 5.86 percent in 2023 from 4.46 percent in 2022. The Company's loan yields are primarily influenced by short-term interest rates such as 30-day term SOFR, which averaged 4.98 percent in 2023 compared to 1.46 percent in 2022. Additionally, fixed-rate lending production which contains significant residential mortgage fixed-rate exposure, benefited from higher middle and long-term rates. While the Company temporarily slowed reinvestment within the investment securities portfolio for much of 2023, it had returned to full reinvestment by the fourth quarter. The investment securities portfolio benefited from rising rates, with the yield increasing to 2.38 percent in 2023 from 2.20 percent in 2022.
Deposit and funding cost normalization, which are expected in a rising rate environment and were further influenced by bank industry stresses during the year, partially offset the increases in net interest income and net interest margin driven by loans and investment securities. In 2023, funding costs, which includes deposits and wholesale borrowings utilized during the year, increased to 1.19 percent compared to 0.23 percent in 2022. The increase in funding costs includes the impact of deposit remixing as depositors moved into higher interest earning products. Deposit costs increased to 99 basis points for 2023 compared to 14 basis points for 2022.
Additionally, net interest margin benefited from earning asset remixing out of cash balances held with the Federal Reserve Bank, which are the primary component of interest-bearing deposits in other banks shown in Table 2. In 2022, elevated cash balances were held to fund anticipated, post-pandemic deposit outflows, reducing the net interest margin in that period. Cash balances largely returned to normal levels by the end of 2023.
See also the "Market Risk-Interest Rate Risk" section in Management's Discussion and Analysis for additional information.

Table 2 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 2—Consolidated Average Daily Balances and Yield/Rate Analysis

	Year Ended December 31
	2023			2022			2021
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$—	$—	—%	$3	$—	0.14%
Debt securities (2)(3)	31,467	749	2.38	31,281	688	2.20	28,604	533	1.86
Loans held for sale	575	40	6.89	640	36	5.63	1,219	37	3.06
Loans, net of unearned income (4)(5)	98,239	5,784	5.86	92,282	4,135	4.46	84,802	3,496	4.11
Interest-bearing deposits in other banks	6,185	321	5.19	18,396	239	1.30	22,810	30	0.13
Other earning assets	1,389	54	3.87	1,379	51	3.69	1,289	29	2.23
Total earning assets	137,855	6,948	5.02	143,978	5,149	3.56	138,727	4,125	2.97
Unrealized gains/(losses) on securities available for sale, net (2)	(3,392)			(2,166)			623
Allowance for loan losses	(1,498)			(1,442)			(1,795)
Cash and due from banks	2,271			2,321			2,027
Other non-earning assets	17,781			16,701			14,687
	$153,017			$159,392			$154,269
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$14,165	16	0.12	$15,940	19	0.12	$13,867	19	0.13
Interest-bearing checking	23,319	282	1.21	26,830	72	0.27	25,128	8	0.03
Money market	32,364	615	1.90	31,876	80	0.25	30,616	8	0.03
Time deposits	10,545	342	3.24	5,578	26	0.47	5,254	29	0.56
Total interest-bearing deposits (6)	80,393	1,255	1.56	80,224	197	0.25	74,865	64	0.09
Federal funds purchased and securities sold under agreements to repurchase	13	1	5.41	10	—	3.73	12	—	0.19
Short-term borrowings	1,776	95	5.26	—	—	—	—	—	—
Long-term borrowings	3,437	226	6.51	2,328	119	5.08	2,823	103	3.63
Total interest-bearing liabilities	85,619	1,577	1.84	82,562	316	0.38	77,700	167	0.21
Non-interest-bearing deposits(6)	46,150	—	—	56,469	—	—	55,838	—	—
Total funding sources	131,769	1,577	1.19	139,031	316	0.23	133,538	167	0.12
Net interest spread (2)			3.18			3.18			2.75
Other liabilities	4,708			3,858			2,525
Shareholders’ equity	16,522			16,503			18,201
Noncontrolling interest	18			—			5
	$153,017			$159,392			$154,269
Net interest income/margin on a taxable-equivalent basis (7)		$5,371	3.90%		$4,833	3.36%		$3,958	2.85%
_______
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging expense of $1 million, hedging income of $41 million, and zero for the years ended December 31, 2023, 2022 and 2021, respectively. Hedging income for the year ended December 31, 2022 reflects strategies designed to accelerate hedge notional maturities through the use of pay fixed swaps. Benefits migrated to cash flow hedges from loans in the first quarter of 2023.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $236 million and hedging income of $140 million and $426 million for the years ended December 31, 2023, 2022, and 2021, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $130 million, $109 million and $154 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equaled 0.99% , 0.14% and 0.05% for the years ended December 31, 2023, 2022 and 2021, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 3 "Volume and Yield/Rate Variances" provides additional information with which to analyze the changes in net interest income.
Table 3— Volume and Yield/Rate Variances

	2023 Compared to 2022			2022 Compared to 2021
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in millions)
Interest income on:
Debt securities	$4	$57	$61	$53	$102	$155
Loans held for sale	(4)	8	4	(23)	22	(1)
Loans, including fees	281	1,368	1,649	324	315	639
Interest-bearing deposits in other banks	(245)	327	82	(7)	216	209
Other earning assets	—	3	3	2	20	22
Total earning assets	36	1,763	1,799	349	675	1,024
Interest expense on:
Savings	(3)	—	(3)	2	(2)	—
Interest-bearing checking	(11)	221	210	1	63	64
Money market	1	534	535	—	72	72
Time deposits	41	275	316	2	(5)	(3)
Total interest-bearing deposits	28	1,030	1,058	5	128	133
Federal funds purchased and securities sold under agreements to repurchase	—	1	1	—	—	—
Short-term borrowings	95	—	95	—	—	—
Long-term borrowings	67	40	107	(20)	36	16
Total interest-bearing liabilities	190	1,071	1,261	(15)	164	149
Increase (decrease) in net interest income	$(154)	$692	$538	$364	$511	$875
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
Annual changes in net interest income are due to changes in the interest rate environment, product pricing, balance sheet mix, and balance sheet growth. Over recent years, changes in the interest rate environment and the impact on product pricing and mix has been the primary contributor to changes in net interest income. The mix of earning assets can affect the interest rate spread. Regions’ primary types of earning assets are loans and investment securities. Certain types of earning assets have historically generated larger spreads; for example, loans typically generate larger spreads than other assets, such as securities or interest-bearing deposits in other banks. Average earning assets in 2023 totaled $137.9 billion, a decrease of $6.1 billion as compared to the prior year, primarily due to a decrease in interest-bearing deposits in other banks offset by a growth in loans, net of unearned income. See the "Loans", "Debt Securities", and "Cash and Cash Equivalents" sections for further details.
Average loans as a percentage of average earning assets was 71 percent and 64 percent in 2023 and 2022, respectively. The remaining categories of earning assets are shown in Table 2 "Consolidated Average Daily Balances and Yield/Rate Analysis". The proportion of average earning assets to average total assets, which was 90 percent in both 2023 and 2022, measures the effectiveness of management’s efforts to invest available funds into the most profitable earning instruments.
The mix of interest-bearing liabilities can also affect the interest spread. Funding for Regions’ earning assets comes from interest-bearing and non-interest-bearing sources. As previously discussed, in 2023 the Company experienced deposit balance declines and remixing into higher interest bearing deposit categories. As the percentage of earning assets funded by deposits declined during the year, the Company utilized short and long-term wholesale borrowings. The changes to interest-bearing liabilities partially offset increases to net interest income and margin.

PROVISION FOR (BENEFIT FROM) CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management's judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. During 2023, the provision for credit losses totaled $553 million and net charge-offs were $397 million. This compares to a provision for credit losses of $271 million and net charge-offs of $263 million in 2022.
For further discussion and analysis of the total allowance for credit losses, see the "Allowance for Credit Losses" and “Risk Management” sections found later in this report. See also Note 5 "Allowance for Credit Losses" to the consolidated financial statements.
NON-INTEREST INCOME
Table 4—Non-Interest Income

	Year Ended December 31			Change 2023 vs. 2022
	2023	2022	2021	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$592	$641	$648	$(49)	(7.6)%
Card and ATM fees	504	513	499	(9)	(1.8)%
Capital markets income	222	339	331	(117)	(34.5)%
Investment management and trust fee income	313	297	278	16	5.4%
Mortgage income	109	156	242	(47)	(30.1)%
Investment services fee income	138	122	104	16	13.1%
Commercial credit fee income	105	96	91	9	9.4%
Bank-owned life insurance	78	62	82	16	25.8%
Market valuation adjustments on employee benefit assets	15	(45)	20	60	133.3%
Insurance proceeds (1)	—	50	—	(50)	(100.0)%
Securities gains (losses), net	(5)	(1)	3	(4)	(400.0)%
Gain on equity investment	—	—	3	—	NM
Other miscellaneous income	185	199	223	(14)	(7.0)%
	$2,256	$2,429	$2,524	$(173)	(7.1)%
_______
NM - Not Meaningful
(1) In the third quarter of 2022, the Company settled a previously disclosed matter with the CFPB. The Company received an insurance reimbursement in the fourth quarter of 2022 related to the settlement.
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, treasury management fees and other customer transaction-related service charges, and, prior to mid-2022, non-sufficient fund fees. Service charges decreased in 2023 compared to 2022, primarily as a result of overdraft-related policy enhancements that eliminated non-sufficient fund fees in mid-June 2022. Additionally, in the second quarter of 2023, the Company added an overdraft grace feature, which compliments the overdraft-related policy enhancements and contributed to the decrease. An increase in fees from treasury management services partially offset the overall decline in service charges.
On October 25, 2023, the Federal Reserve issued a proposal for public comment that, if finalized, would lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. Under the proposed rule the maximum interchange fee would be subject to adjustments every other year based upon issuer cost data. The Company is studying the proposal and evaluating its impact.
On January 17, 2024, the CFPB issued a proposal for public comment that, if finalized, would cap overdraft fees in line with established benchmarks ranging between $3-$14 or their actual costs. Alternatively, an institution could calculate its own fee to break even. The Company is studying the proposal and evaluating its impact.
Capital Markets Income
Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income decreased in 2023 compared to 2022, driven primarily by negative credit/debit valuation adjustments in 2023 due to rate and spread movements. To a lesser degree, capital markets income was negatively impacted by declines in merger and acquisition advisory services and syndication revenue. Partially offsetting these decreases were increases in securities underwriting and placement fees and real estate capital markets revenue in 2023 compared to 2022.

Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income in 2023 was due primarily to lower mortgage production and sales as a result of higher market interest rates. The decrease was also a result of amortization of mortgage servicing rights. Additionally, mortgage income for 2022 included approximately $12 million in gains associated with the re-securitization and sale of Ginnie Mae loans previously repurchased from their pools. Partially offsetting the declines was an increase in servicing income associated with a bulk purchase of the rights to service $6.2 billion of residential mortgage loans in the third quarter of 2023.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased during 2023 compared to 2022 due primarily to the rising interest rate environment, which has driven increases in fixed annuity rates and the related investment income. Also contributing were increases in assets under management due to additional financial advisors.
Bank-owned Life Insurance
Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Bank-owned life insurance income increased during 2023 compared to 2022 driven primarily by improvement in underlying crediting rates as a result of an overall increase in interest rates.
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
NON-INTEREST EXPENSE
Table 5—Non-Interest Expense

	Year Ended December 31			Change 2023 vs. 2022
	2023	2022	2021	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$2,416	$2,318	$2,205	$98	4.2%
Equipment and software expense	412	392	365	20	5.1%
Net occupancy expense	289	300	303	(11)	(3.7)%
Outside services	163	157	156	6	3.8%
Marketing	110	102	106	8	7.8%
Professional, legal and regulatory expenses	85	263	98	(178)	(67.7)%
Credit/checkcard expenses	60	66	62	(6)	(9.1)%
FDIC insurance assessments	228	61	45	167	273.8%
Visa class B shares expense	28	24	22	4	16.7%
Operational losses	212	56	46	156	278.6%
Early extinguishment of debt	(4)	—	20	(4)	NM
Branch consolidation, property and equipment charges	7	3	5	4	133.3%
Other miscellaneous expenses	410	326	314	84	25.8%
	$4,416	$4,068	$3,747	$348	8.6%
_______
NM - Not Meaningful
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during 2023 compared to 2022 primarily due to increases in base salaries, higher benefit expenses, and, to a lesser degree, an increase in severance costs in the second half of the year. These increases were offset by a decline in incentive compensation. Full-time equivalent headcount was relatively flat at December 31, 2023 as compared to December 31, 2022.
Professional, legal and regulatory expenses
Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal, and regulatory expenses decreased during 2023 compared to 2022 due to a settled matter with the CFPB in 2022. See Note 23 "Commitments, Contingencies and Guarantees" in the Annual Report on Form 10-K for the year ended December 31, 2022 for more detail.
FDIC Insurance Assessments
FDIC insurance assessments increased in 2023 compared to 2022 primarily resulting from a special assessment recorded in 2023 (discussed below) and a two basis point increase in the quarterly assessment rate schedules charged to all financial institutions effective for the first quarter of 2023.
Federal law requires that any losses to the FDIC’s DIF related to the protection of uninsured depositors under the Systemic Risk Exception be repaid by a special assessment on IDIs. In the fourth quarter of 2023, the FDIC finalized a special assessment related to the two March 2023 bank failures, totaling an estimated $16.3 billion. The rule requires the estimated amount of the entire special assessment be recognized as the accrual of a liability and related expense in the fourth quarter of 2023 pursuant to accounting guidance. The special assessment for Regions is estimated at approximately $119 million to be paid in eight quarterly installments beginning in the first quarter of 2024, which was accrued in the fourth quarter and should be deductible for income taxes.
Operational Losses
Operational losses include losses related to fraud, execution, delivery and process management, and damage to physical assets. Operational losses increased in 2023 compared to 2022 due to elevated check-related fraud losses experienced primarily during the second and third quarters of 2023.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses increased in 2023 compared to 2022 primarily due to higher non-service based pension-related expenses and, to a lesser degree, higher fees associated with licenses and taxes.
INCOME TAXES
The Company’s income tax expense for the year ended 2023 was $533 million compared to $631 million for the same period in 2022, resulting in effective tax rates of 20.5% and 22.0%, respectively. The decrease in the effective tax rate for 2023 is due to lower pre-tax income for the year as compared to 2022 causing the impact of tax preferential items to increase, as well as increased tax benefits related to investments in affordable housing in 2023 as compared to 2022. See the "Executive Overview" for the Company's expectations for the 2024 effective tax rate.
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
At December 31, 2023, the Company reported a net deferred tax asset of $741 million compared to $943 million at December 31, 2022. The change in the net deferred tax position was due primarily to the deferred tax impact of decreases in unrealized losses on securities for sale and derivative instruments arising during the period.
See Note 1 "Summary of Significant Accounting Policies" and Note 19 "Income Taxes" to the consolidated financial statements for additional information about income taxes.

BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and shareholders' equity categories.
CASH AND CASH EQUIVALENTS
At December 31, 2023, cash and cash equivalents totaled $6.8 billion compared to $11.2 billion at December 31, 2022. The decrease was due primarily to a decrease in cash balances on deposit with the Federal Reserve Bank driven by an expected decline in deposits and growth in loans. See the "Loans", "Deposits", and "Liquidity" sections for more information.
DEBT SECURITIES
Debt securities available for sale, comprising 21 percent of earning assets, constitute approximately 97 percent of the securities portfolio. Regions maintains a highly-rated securities portfolio consisting primarily of agency MBS. Regions’ investment policy emphasizes credit quality and liquidity. Debt securities rated in the highest category by nationally recognized rating agencies and debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 96 percent of the investment portfolio at December 31, 2023. All other debt securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 4 percent of total debt securities at December 31, 2023. Debt securities increased $124 million from year-end 2022, as detailed below in Table 6 . In 2023, Regions temporarily slowed reinvestment but returned to full reinvestment in the fourth quarter of 2023.
The average life of the debt securities portfolio at December 31, 2023 was estimated to be 5.5 years, with a duration of approximately 4.5 years. These metrics compare with an estimated average life of 5.8 years and a duration of approximately 4.8 years for the portfolio at December 31, 2022.
Debt securities are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company, as much of the portfolio is highly liquid. Additionally, some of the securities portfolio is eligible to be used as collateral for funding of various types of borrowings. See the "Liquidity" section for more information on these arrangements. See Note 3 "Debt Securities" to the consolidated financial statements for additional information. Also see the "Market Risk-Interest Rate Risk" section for more information.
The following table details the carrying values of debt securities, including both available for sale and held to maturity as of December 31:
Table 6—Debt Securities

	2023	2022
	(In millions)
U.S. Treasury securities	$1,223	$1,187
Federal agency securities	1,043	836
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	17,611	17,233
Residential non-agency	—	1
Commercial agency	7,822	8,135
Commercial non-agency	83	186
Corporate and other debt securities	1,074	1,154
	$28,858	$28,734
Subsequent to December 31, 2023, the Company sold approximately $1.3 billion of debt securities available for sale, realizing $50 million in pre-tax losses. Proceeds were reinvested at higher current market yields. The portfolio mix, duration, and liquidity profile were largely unchanged.

Table 7 "Relative Contractual Maturities" details the contractual maturities of debt securities, including held to maturity and available for sale, and the related weighted-average yields.
Table 7— Relative Contractual Maturities

	Debt Securities Maturing as of December 31, 2023
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
U.S. Treasury securities	$91	$1,123	$1	$8	$1,223
Federal agency securities	—	597	322	124	1,043
Obligations of states and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Residential agency	—	141	840	16,630	17,611
Residential non-agency	—	—	—	—	—
Commercial agency	104	4,389	2,932	397	7,822
Commercial non-agency	—	—	—	83	83
Corporate and other debt securities	272	735	62	5	1,074
	$467	$6,985	$4,157	$17,249	$28,858
Weighted-average yield (1)	2.63%	2.50%	2.98%	2.46%	2.55%
_________
(1)The weighted-average yields are calculated on the basis of the yield to maturity based on the carrying value of each debt security. The yields presented in Table 2 are calculated based on the amortized cost of each debt security and yields earned throughout each year. Yields are calculated based on whole dollar amounts.
LOANS HELD FOR SALE
The following table presents Regions’ loans held for sale by type as of December 31:
Table 8—Loans Held for Sale

	2023	2022
	(In millions)
Commercial	$208	$153
Residential first mortgage	184	160
Consumer and other performing	5	38
Non-performing	3	3
	$400	$354
Commercial loans held for sale include commercial loans originated for sale to third parties and commercial loans originally recorded as held for investment when management has the intent to sell. Levels of commercial loans held for sale fluctuate based on timing of sale to third parties. The levels of residential first mortgage loans held for sale that are part of the Company's mortgage originations fluctuate depending on the timing of origination and sale to third parties.
LOANS
GENERAL
Loans, net of unearned income, represented 74 percent of interest-earning assets as of December 31, 2023 compared to 71 percent as of December 31, 2022. Lending at Regions is generally organized along three portfolio segments: commercial loans (including commercial and industrial, and owner-occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity lines and loans, consumer credit card, other consumer—exit portfolios, and other consumer loans). See the "Executive Overview" for expectations for loans in 2024.

Table 9 illustrates a year-over-year comparison of loans, net of unearned income, by portfolio segment and class as of December 31, 2023 and 2022 and Table 10 provides information on selected loan maturities as of December 31, 2023:
Table 9—Loan Portfolio

	2023	2022
	(In millions, net of unearned income)
Commercial and industrial	$50,865	$50,905
Commercial real estate mortgage—owner-occupied	4,887	5,103
Commercial real estate construction—owner-occupied	281	298
Total commercial	56,033	56,306
Commercial investor real estate mortgage	6,605	6,393
Commercial investor real estate construction	2,245	1,986
Total investor real estate	8,850	8,379
Residential first mortgage	20,207	18,810
Home equity lines	3,221	3,510
Home equity loans	2,439	2,489
Consumer credit card	1,341	1,248
Other consumer—exit portfolios	43	570
Other consumer	6,245	5,697
Total consumer	33,496	32,324
	$98,379	$97,009
Table 10— Loan Maturities

	Loans Maturing as of December 31, 2023
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
	(In millions)
Commercial and industrial	$8,930	$33,710	$6,861	$1,364	$50,865
Commercial real estate mortgage—owner-occupied	270	1,835	2,614	168	4,887
Commercial real estate construction—owner-occupied	17	94	156	14	281
Total commercial	9,217	35,639	9,631	1,546	56,033
Commercial investor real estate mortgage	2,977	3,396	232	—	6,605
Commercial investor real estate construction	493	1,734	18	—	2,245
Total investor real estate	3,470	5,130	250	—	8,850
Residential first mortgage	15	209	2,935	17,048	20,207
Home equity lines	141	1,433	1,637	10	3,221
Home equity loans	6	197	1,624	612	2,439
Consumer credit card	1,341	—	—	—	1,341
Other consumer—exit portfolios	21	21	1	—	43
Other consumer	171	953	1,872	3,249	6,245
Total consumer	1,695	2,813	8,069	20,919	33,496
	$14,382	$43,582	$17,950	$22,465	$98,379

Table 11- Loan Distribution by Rate Type
The following table shows the distribution of those loans with maturities greater than one year between predetermined and variable interest rate loans as of December 31, 2023:

	Predetermined Rate	Variable Rate (1)
	(In millions)
Commercial and industrial	$13,415	$28,520
Commercial real estate mortgage—owner-occupied	2,758	1,859
Commercial real estate construction—owner-occupied	166	98
Total commercial	16,339	30,477
Commercial investor real estate mortgage	226	3,402
Commercial investor real estate construction	2	1,750
Total investor real estate	228	5,152
Residential first mortgage	17,362	2,830
Home equity lines	—	3,080
Home equity loans	2,433	—
Other consumer—exit portfolios	22	—
Other consumer	5,834	240
Total consumer	25,651	6,150
	$42,218	$41,779
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
PORTFOLIO CHARACTERISTICS
Loans, net of unearned income, increased $1.4 billion year over year, primarily due to increases in the investor real estate, residential first mortgage and other consumer portfolio classes. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital. See the "Executive Overview" section for details on average loan growth expectations for 2024.
The following sections describe the composition of the portfolio segments and classes disclosed in Table 9, explain changes in balances from year-end 2022 and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, and certain loan products. See Note 4 "Loans" and Note 5 "Allowance for Credit Losses" to the consolidated financial statements for additional discussion.
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
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in Table 12. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry. In 2023, total commercial loans decreased $273 million. The decline in commercial loan activity was the result of soft loan demand and was broad-based across industries as shown in Table 12.

The following tables provide detail of Regions' commercial lending balances in selected industries as of December 31:
Table 12—Commercial Industry Exposure

	2023
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,461	$916	$2,377
Agriculture	239	208	447
Educational services	3,502	827	4,329
Energy	1,484	3,349	4,833
Financial services	7,562	8,428	15,990
Government and public sector	3,161	414	3,575
Healthcare	3,216	2,478	5,694
Information	2,791	1,250	4,041
Manufacturing	4,789	5,122	9,911
Professional, scientific and technical services	2,328	1,799	4,127
Real estate (1)	9,166	9,219	18,385
Religious, leisure, personal and non-profit services	1,562	630	2,192
Restaurant, accommodation and lodging	1,408	289	1,697
Retail trade	2,764	2,327	5,091
Transportation and warehousing	3,486	1,858	5,344
Utilities	3,044	2,732	5,776
Wholesale goods	4,006	3,768	7,774
Other (2)	64	1,511	1,575
Total commercial	$56,033	$47,125	$103,158

	2022 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,531	$930	$2,461
Agriculture	332	251	583
Educational services	3,311	978	4,289
Energy	1,559	3,132	4,691
Financial services	6,923	7,681	14,604
Government and public sector	3,196	456	3,652
Healthcare	3,650	2,359	6,009
Information	2,767	1,470	4,237
Manufacturing	5,323	4,941	10,264
Professional, scientific and technical services	2,604	1,626	4,230
Real estate (1)	9,097	8,809	17,906
Religious, leisure, personal and non-profit services	1,611	648	2,259
Restaurant, accommodation and lodging	1,360	356	1,716
Retail trade	2,501	2,297	4,798
Transportation and warehousing	3,303	1,832	5,135
Utilities	2,510	2,793	5,303
Wholesale goods	4,394	3,876	8,270
Other (2)	334	2,201	2,535
Total commercial	$56,306	$46,636	$102,942
_______
(1)Real estate includes REITs, which are unsecured commercial and industrial products that are real estate related. This portfolio, which accounts for approximately 18 percent of the total commercial exposure, is well diversified, generally has low leverage with strong access to liquidity, and the REITs included in this portfolio are primarily investment or near investment grade.
(2)Other contains balances related to non-classifiable and invalid business industry codes offset by payments in process and fee accounts that are not available at the loan level.
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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $471 million in comparison to year-end 2022, primarily due to increases in fundings under previous commitments.
The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following table provides detail of these loans:
Table 13— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	December 31, 2023
	Loan Balance	Percent of Total (1)
	(In millions)
Residential homebuilders	$1,011	6.5%
Apartments (2)	4,042	25.9%
Industrial	2,180	13.9%
Condominium	1	—%
Data center	348	2.2%
Diversified	2,204	14.1%
Business offices (3)	1,517	9.7%
Residential land	90	0.6%
Retail	1,467	9.4%
Healthcare (4)	1,376	8.8%
Hotel	760	4.9%
Commercial land	19	0.1%
Other	607	3.9%
Total (5)	$15,622	100%
_______
(1)Amounts calculated based on whole dollar values.
(2)Apartments, often referred to as multi-family, represented 4.1 percent of total loans at December 31, 2023. Approximately 90 percent of these loans were secured, with approximately 80 percent of the secured loans located in the Sunbelt region of the U.S.
(3)Business offices represented 1.5 percent of total loans at December 31, 2023. Approximately 90 percent of these loan were secured, with approximately 60 percent of the secured loans located in the Sunbelt region of the U.S.
(4)Senior housing loans are included within the Healthcare portfolio and represented 1.4 percent of total loans at December 31, 2023.
(5)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.

Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Total residential first mortgage loans increased $1.4 billion in comparison to year-end 2022 balances, driven by approximately $2.8 billion in new loan originations retained on the balance sheet in 2023.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased $289 million in comparison to year-end 2022 balances, as payoffs and paydowns continue to outpace production. Substantially all of this portfolio was originated through Regions’ branch network.
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

The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of December 31, 2023. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 14—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2024	$91	2.82%	$61	1.91%	$152
2025	85	2.65%	87	2.70%	172
2026	116	3.59%	123	3.83%	239
2027	295	9.16%	243	7.54%	538
2028	283	8.77%	190	5.90%	473
2029-2033	666	20.68%	892	27.68%	1,558
2034-2038	2	0.07%	3	0.07%	5
Thereafter	5	0.16%	3	0.08%	8
Revolving Loans Converted to Amortizing	44	1.38%	32	1.01%	76
Total	$1,587	49.28%	$1,634	50.72%	$3,221
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

Table 15—Estimated Current Loan to Value Ranges

	December 31, 2023
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$57	$2	$—	$2	$—
Above 80% - 100%	1,822	3	2	5	7
80% and below	17,981	1,567	1,619	2,055	365
Data not available	347	15	13	5	—
	$20,207	$1,587	$1,634	$2,067	$372

	December 31, 2022
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:					`
Above 100%	$64	$2	$—	$2	$1
Above 80% - 100%	1,456	3	3	9	8
80% and below	17,015	1,830	1,627	2,205	233
Data not available	275	20	25	28	3
	$18,810	$1,855	$1,655	$2,244	$245
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.
Other Consumer—Exit Portfolios
Other consumer—exit portfolios include lending initiatives through third parties consisting of loans made through automotive dealerships and other point of sale lending. Regions ceased originating new loans related to these businesses prior to 2020 and therefore the portfolio balances have been in run-off. Additionally, in the fourth quarter of 2023, the Company sold substantially all of its unsecured consumer loans in this portfolio totaling approximately $300 million, which was the primary driver of the $527 million decrease from year-end 2022.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $548 million from year-end 2022 primarily driven by increases in consumer home improvement loans.
Regions considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for most consumer loans. For more information on credit quality indicators refer to Note 5 "Allowance for Credit Losses".
ALLOWANCE
The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. The allowance totaled $1.7 billion as of December 31, 2023 compared to $1.6 billion at December 31, 2022, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance by quarter are presented in Table 16 below. While many of these items overlap regarding impact, they are included in the category most relevant.

Table 16— Allowance Changes

Allowance for Credit Losses
(In millions)
Allowance for credit losses, December 31, 2022	$1,582
Cumulative change in accounting guidance (1)	(38)
Allowance for credit losses, January 1, 2023	$1,544
Net charge-offs	(83)
Provision:
Economic/Qualitative	19
Other portfolio changes (2)	116
135
Allowance for credit losses, March 31, 2023	$1,596

Allowance for credit losses, April 1, 2023	$1,596
Net charge-offs	(81)
Provision:
Economic/Qualitative	30
Other portfolio changes (2)	88
118
Allowance for credit losses, June 30, 2023	$1,633

Allowance for credit losses, July 1, 2023	$1,633
Net charge-offs	(101)
Provision:
Economic/Qualitative	15
Other portfolio changes (2)	130
145
Allowance for credit losses, September 30, 2023	$1,677

Allowance for credit losses, October 1, 2023	$1,677
Net charge-offs	(132)
Provision:
Economic/Qualitative	(9)
Sale of unsecured consumer loans (3)	(27)
Other portfolio changes (2)	191
155
Allowance for credit losses, December 31, 2023	$1,700
_______
(1)See Note 1 for additional information.
(2)This line item includes the net impact of portfolio growth, portfolio run-off, pay-downs, charge-offs, changes in the mix of total outstanding loans, changes to specific reserves and credit quality changes.
(3)In the fourth quarter of 2023, the Company sold substantially all of its portfolio of a third-party relationship with an associated allowance of $27 million at the time of the sale. As discussed before Table 18 below, there was a $35 million fair value mark recorded through charge-offs, which resulted in a net provision expense of $8 million associated with the sale.

The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of December 31, 2023. The unemployment rate is the most significant macroeconomic factor among the allowance models and continues to be at a normalized level with forecasted periods expected to remain relatively consistent.
Table 17— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		December 31, 2023
	4Q2023	1Q2024	2Q2024	3Q2024	4Q2024	1Q2025	2Q2025	3Q2025	4Q2025
Real GDP, annualized % change	1.2%	1.3%	1.4%	1.8%	2.1%	2.4%	2.5%	2.5%	2.3%
Unemployment rate	3.8%	3.8%	3.9%	4.0%	4.1%	4.1%	4.1%	4.0%	3.9%
HPI, year-over-year % change	4.6%	4.1%	3.1%	1.5%	1.5%	1.9%	2.5%	2.8%	3.0%
CPI, year-over-year % change	3.2%	2.7%	2.6%	2.4%	2.4%	2.5%	2.6%	2.5%	2.5%
In deriving any forecast, Regions benchmarks its internal forecast with external forecasts and external data available. Regions' December 2023 baseline forecast indicated overall improvement compared to the September 2023 forecast. Slower growth in consumer spending and reduced business investment in equipment, machinery and structures were drags on real GDP growth in the fourth quarter of 2023. The trend of job growth is slowing, and the baseline forecast anticipates further deceleration into 2024. The unemployment rate is expected to increase modestly over the forecast horizon, with the increase constrained by the labor force participation rate remaining below pre-pandemic levels. As measured by CPI, inflation is expected to slow further but remain above the FOMC's 2.0 percent target through 2024. The risks to the baseline forecast are considered to be balanced. See the Economic Environment in Regions' Banking Markets discussion in the "Executive Overview" section for additional information.
Credit metrics are monitored throughout each quarter in order to understand external macro-views, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. In the fourth quarter of 2023, asset quality continued to normalize, as expected. Commercial and investor real estate criticized balances increased approximately $492 million, which included an increase in classified balances of $135 million compared to the third quarter of 2023. Non-performing loans, excluding held for sale, and non-performing assets increased approximately $163 million and $164 million, respectively, compared to the third quarter of 2023. Total net charge-offs increased by 14 basis points to 0.54% of average loans; however, excluding the impact of charge-offs associated with the fourth quarter sale of unsecured consumer loans, adjusted net charge-offs (non-GAAP) decreased one basis point compared to the third quarter of 2023. See Table 1 "GAAP to Non-GAAP Reconciliations" for further details, and Table 20 for more details regarding non-performing assets.
While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. In the fourth quarter of 2023, the general imprecision remained stable.
Based upon the factors discussed above, the December 31, 2023 allowance increased compared to the third quarter of 2023 due to adverse risk migration and continued credit normalization, as well as a build in qualitative adjustments for incremental risk in higher risk portfolios (see further discussion in Table 20 below). Based on the overall analysis performed, management deemed an allowance of $1.7 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of December 31, 2023.
Net charge-offs increased $134 million year-over-year, primarily driven by an increase in commercial and industrial net charge-offs resulting from expected normalization. The increase in other consumer—exit portfolios charge-offs includes $35 million in net charge-offs from the sale of unsecured consumer loans. Additionally, net charge-offs for 2022 include $63 million in net charge-offs in the other consumer portfolio due to the sale of unsecured consumer loans. See Table 1 "GAAP to Non-GAAP Reconciliations" for further details. As noted, economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics in 2024 and beyond. See the "Executive Overview" section for details on expectations for net charge-offs in 2024.

Details regarding the allowance and net charge-offs, including an analysis of activity from previous years' totals, are included in Table 18 "Allowance for Credit Losses".
Table 18—Allowance for Credit Losses

	2023	2022	2021
	(Dollars in millions)
Allowance for loan losses at January 1	$1,464	$1,479	$2,167
Cumulative effect from change in accounting guidance (1)	(38)	—	—
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	1,426	1,479	2,167

Loans charged-off:
Commercial and industrial	195	102	124
Commercial real estate mortgage—owner-occupied	2	5	3
Commercial real estate construction—owner-occupied	—	—	1
Commercial investor real estate mortgage	—	5	20
Residential first mortgage	1	1	2
Home equity lines	3	5	6
Home equity loans	1	1	1
Consumer credit card	52	40	43
Other consumer—exit portfolios	50	18	31
Other consumer	186	198	97
	490	375	328
Recoveries of loans previously charged-off:
Commercial and industrial	50	47	56
Commercial real estate mortgage—owner-occupied	2	3	3
Commercial investor real estate mortgage	—	2	3
Residential first mortgage	1	5	5
Home equity lines	7	12	14
Home equity loans	1	2	4
Consumer credit card	8	8	11
Other consumer—exit portfolios	3	5	5
Other consumer	21	28	23
	93	112	124
Net charge-offs (recoveries):
Commercial and industrial	145	55	68
Commercial real estate mortgage—owner-occupied	—	2	—
Commercial real estate construction—owner-occupied	—	—	1
Commercial investor real estate mortgage	—	3	17
Residential first mortgage	—	(4)	(3)
Home equity lines	(4)	(7)	(8)
Home equity loans	—	(1)	(3)
Consumer credit card	44	32	32
Other consumer—exit portfolios	47	13	26
Other consumer	165	170	74
	397	263	204
Provision for (benefit from) loan losses	547	248	(493)
Initial allowance on acquired PCD loans	—	—	9
Allowance for loan losses at December 31	1,576	1,464	1,479

Reserve for unfunded credit commitments at January 1	118	95	126
Provision for (benefit from) unfunded credit losses	6	23	(31)
Reserve for unfunded credit commitments at December 31	124	118	95
Allowance for credit losses at December 31	$1,700	$1,582	$1,574
Loans, net of unearned income, outstanding at end of period	$98,379	$97,009	$87,784
Average loans, net of unearned income, outstanding for the period	$98,239	$92,282	$84,802

	2023	2022	2021
Net loan charge-offs (recoveries) as a % of average loans, annualized (2):
Commercial and industrial	0.28%	0.11%	0.16%
Commercial real estate mortgage—owner-occupied	—%	0.04%	—%
Commercial real estate construction—owner-occupied	(0.09)%	(0.03)%	0.42%
Total commercial	0.26%	0.11%	0.14%
Commercial investor real estate mortgage	—%	0.06%	0.30%
Commercial investor real estate construction	(0.01)%	—%	—%
Total investor real estate	(0.01)%	0.04%	0.23%
Residential first mortgage	—%	(0.02)%	(0.02)%
Home equity lines	(0.10)%	(0.19)%	(0.20)%
Home equity loans	(0.02)%	(0.05)%	(0.11)%
Consumer credit card	3.58%	2.72%	2.83%
Other consumer—exit portfolios	12.79%	1.75%	1.70%
Other consumer	2.74%	2.99%	2.41%
Total	0.40%	0.29%	0.24%
Ratios (2):
Allowance for credit losses at end of period to loans, net of unearned income	1.73%	1.63%	1.79%
Allowance for loan losses to loans, net of unearned income	1.60%	1.51%	1.69%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	211%	317%	349%
Allowance for loan losses to non-performing loans, excluding loans held for sale	196%	293%	328%
_______
(1)See Note 1 for additional information.
(2)Amounts have been calculated using whole dollar values.
Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 19—Allowance Allocation

	2023			2022
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)
Commercial and industrial	$50,865	$697	1.37%	$50,905	$628	1.23%
Commercial real estate mortgage—owner-occupied	4,887	110	2.25	5,103	102	2.00
Commercial real estate construction—owner-occupied	281	7	2.38	298	7	2.29
Total commercial	56,033	814	1.45	56,306	737	1.31
Commercial investor real estate mortgage	6,605	169	2.56	6,393	114	1.78
Commercial investor real estate construction	2,245	36	1.63	1,986	28	1.38
Total investor real estate	8,850	205	2.32	8,379	142	1.69
Residential first mortgage	20,207	100	0.50	18,810	124	0.66
Home equity lines	3,221	80	2.49	3,510	77	2.18
Home equity loans	2,439	23	0.94	2,489	29	1.17
Consumer credit card	1,341	138	10.24	1,248	134	10.75
Other consumer—exit portfolios	43	1	3.09	570	39	6.84
Other consumer	6,245	339	5.43	5,697	300	5.27
Total consumer	33,496	681	2.03	32,324	703	2.18
Total	$98,379	$1,700	1.73%	$97,009	$1,582	1.63%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of December 31:
Table 20—Non-Performing Assets

	2023	2022
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$471	$347
Commercial real estate mortgage—owner-occupied	36	29
Commercial real estate construction—owner-occupied	8	6
Total commercial	515	382
Commercial investor real estate mortgage	233	53
Total investor real estate	233	53
Residential first mortgage	22	31
Home equity lines	29	28
Home equity loans	6	6
Total consumer	57	65
Total non-performing loans, excluding loans held for sale	805	500
Non-performing loans held for sale	3	3
Total non-performing loans(1)	808	503
Foreclosed properties	15	13
Total non-performing assets(1)	$823	$516
Accruing loans 90+ days past due:
Commercial and industrial	$11	$30
Commercial real estate mortgage—owner-occupied	—	1
Total commercial	11	31
Commercial investor real estate mortgage	23	40
Total investor real estate	23	40
Residential first mortgage(2)	61	47
Home equity lines	20	15
Home equity loans	7	8
Consumer credit card	20	15
Other consumer—exit portfolios	—	1
Other consumer	29	17
Total consumer	137	103
Total accruing loans 90+ days past due	$171	$174
Non-performing loans(1) to loans and non-performing loans held for sale	0.82%	0.52%
Non-performing loans, excluding loans held for sale(1) to loans	0.82%	0.52%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.84%	0.53%
_________
(1)Excludes accruing loans 90+ days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90+ days or more past due guaranteed loans excluded were $34 million at December 31, 2023 and $34 million at December 31, 2022.
Non-performing loans at December 31, 2023 increased $305 million as compared to year-end 2022 levels as a result of continued asset quality normalization and downgrades within industries previously identified as higher risk such as information, healthcare, transportation and warehousing, and office industries partially offset by improvement in agriculture. The same economic trends that impact net charge-offs, as discussed above, will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 21— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Year Ended December 31, 2023
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$382	$53	$65	$500
Additions	581	189	—	770
Net payments/other activity	(145)	(9)	(8)	(162)
Return to accrual	(107)	—	—	(107)
Charge-offs on non-accrual loans(2)	(188)	—	—	(188)
Transfers to held for sale(3)	(8)	—	—	(8)
Balance at end of year	$515	$233	$57	$805

	Non-Accrual Loans, Excluding Loans Held for Sale for the Year Ended December 31, 2022
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$368	$3	$80	$451
Additions	440	58	—	498
Net payments/other activity	(156)	(1)	(15)	(172)
Return to accrual	(156)	—	—	(156)
Charge-offs on non-accrual loans(2)	(97)	(5)	—	(102)
Transfers to held for sale(3)	(13)	—	—	(13)
Transfers to real estate owned	(4)	—	—	(4)
Sales	—	(2)	—	(2)
Balance at end of year	$382	$53	$65	$500
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
OTHER EARNING ASSETS
Other earning assets consist primarily of investments in Federal Reserve Bank and FHLB stock, marketable equity securities, and other miscellaneous earning assets. The balance at December 31, 2023 totaled $1.4 billion, increasing from $1.3 billion at December 31, 2022 primarily due to an increase in marketable equity securities partially offset by a decline in certificates of deposits held at other institutions. Refer to Note 7 "Other Earning Assets" to the consolidated financial statements for additional information.
RESIDENTIAL MORTGAGE SERVICING RIGHTS AT FAIR VALUE
Residential MSRs increased approximately $94 million from December 31, 2022 to December 31, 2023. The year-over-year increase was primarily due to a bulk purchase of the rights to service $6.2 billion of residential mortgage loans in the third quarter of 2023. Partially offsetting the increase was higher amortization of servicing rights. An analysis of residential MSRs is presented in Note 6 "Servicing of Financial Assets" to the consolidated financial statements.
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
Deposits are Regions’ primary source of funds, providing funding for 92 percent of average earning assets in 2023 and 95 percent of average earning assets in 2022. Regions' deposit base composition is a key component of the Company's franchise value. Table 22 "Deposits" provides a year-over-year comparison of deposit balances on a period-ending basis.
The cost of deposits rose in 2023 as expected in an elevated interest rate environment. Deposit costs increased to 99 basis points for 2023, compared to 14 basis points for 2022. The rate paid on interest-bearing deposits increased to 156 basis points in 2023 compared to 25 basis points for 2022. The increase in deposit costs also reflected remixing as customers moved into higher interest-bearing categories. See the “Market Risk-Interest Rate Risk” section for further discussion of these balances.

The following table summarizes deposits by category and by segment as of December 31:
Table 22—Deposits

	2023	2022
	(In millions)
Non-interest-bearing demand	$42,368	$51,348
Interest-bearing checking	24,480	25,676
Savings	12,604	15,662
Money market—domestic	33,364	33,285
Time deposits	14,972	5,772
	$127,788	$131,743

Consumer Bank segment	$80,031	$83,487
Corporate Bank segment	36,883	37,145
Wealth Management segment	7,694	9,111
Other (1)(2)	3,180	2,000
	$127,788	$131,743
____
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, Eurodollar trade deposits, selected deposits and brokered time deposits).
(2) Includes brokered deposits totaling $2.4 billion at December 31, 2023 and $1.2 billion at December 31, 2022.
Total deposits at December 31, 2023 decreased approximately $4.0 billion compared to year-end 2022 levels, with all deposit categories and segments impacted by remixing as customers continued to exhibit rate-seeking behavior. Non-interest-bearing demand products decreased $9.0 billion to $42.4 billion and represented 33 percent of total deposits at year-end 2023 compared to 39 percent at year-end 2022. Interest-bearing checking also decreased $1.2 billion to $24.5 billion at year-end 2023 and accounted for 19 percent of total deposits at year-end 2023 and 2022. Savings accounts decreased $3.1 billion to $12.6 billion at year-end 2023 and accounted for 10 percent of total deposits at year-end 2023 compared to 12 percent at year-end 2022. Money market balances remained stable compared to the prior year.
Growth in time deposits partially offset decreases in other categories with time deposit balances increasing $9.2 billion to $15.0 billion in 2023, as customers moved into higher interest rate products. The increase in time deposit balances also reflects additional brokered deposits in the Other segment entered into to maintain diversified funding sources. Time deposits represented 12 percent of total deposits at year-end 2023 compared to 4 percent at year-end 2022.
Regions' deposits are granular and diversified including insured and collateralized deposits, with consumer deposits making up more than 60 percent of the total deposit base. Furthermore, corporate deposits include those that are operational in nature (where the primary use is certain operational services such as clearing, custody, payments or other cash management activities). A significant amount of the Company's deposit base is insured by the FDIC or collateralized, with approximately $11.2 billion in deposits collateralized in public funds or in trusts at December 31, 2023. The amount of estimated uninsured deposits totaled $47.8 billion at December 31, 2023, therefore over 60 percent of total deposits are insured by the FDIC. The Company's deposits are also granular in nature as evidenced by an average deposit account balance of approximately $18 thousand at December 31, 2023. The estimates of uninsured deposits and average account size were based on methodologies used in the Company's Call Report, which is prepared on an unconsolidated bank basis.
See the "Executive Overview" section for details on expectations for deposits in 2024. See also the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion.
Time deposit accounts with balances of $250,000 or more totaled $2.6 billion and $790 million at December 31, 2023 and 2022, respectively.
The following table shows scheduled maturities of estimated uninsured time deposits as of December 31, 2023:
Table 23—Maturity of Uninsured Time Deposits

2023
(In millions)
Uninsured time deposits, maturing in:
3 months or less	$594
Over 3 through 6 months	352
Over 6 through 12 months	508
Over 12 months	127
$1,581

BORROWED FUNDS
Total long-term borrowings increased approximately $46 million to $2.3 billion at December 31, 2023 due entirely to valuation adjustments. Regions and Regions Bank did not issue or redeem any debt in 2023.
During 2023, the Company utilized short-term and long-term FHLB borrowings as a part of its liquidity management. All of these borrowings were redeemed prior to year-end resulting in a $4 million pre-tax gain associated with the extinguishment. Funding from the FHLB and Federal Reserve Bank is secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and Federal Reserve Bank. As of December 31, 2023, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $95 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB and Federal Reserve Bank is contingent on a subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
See Note 11 "Borrowed Funds" to the consolidated financial statements for further discussion of both short-term and long-term borrowings.
RATINGS
    Table 24 "Credit Ratings" reflects the debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and DBRS as of December 31, 2023.
Table 24—Credit Ratings

As of December 31, 2023
	S&P	Moody’s	Fitch	DBRS(1)
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa1	A-	A
Subordinated debt	BBB	Baa1	BBB+	AL
Regions Bank
Short-term	A-2	P-1	F1	R-1M
Long-term bank deposits	N/A	A1	A	AH
Senior unsecured debt	A-	Baa1	A-	AH
Subordinated debt	BBB+	Baa1	BBB+	A
Outlook	Stable	Negative	Stable	Stable
____
(1) On February 1, 2024, DBRS announced plans to withdraw the credit ratings on Regions Financial Corporation and its bank subsidiary, Regions Bank, on or about March 4, 2024 due to business reasons; however, DBRS may elect to continue coverage based on investor feedback.

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
SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $17.4 billion at December 31, 2023 as compared to $15.9 billion at December 31, 2022. During 2023, net income increased shareholders' equity by $2.1 billion, cash dividends on common stock reduced shareholders' equity by $822 million, and cash dividends on preferred stock reduced shareholders' equity by $98 million. Changes in AOCI increased shareholders' equity by $531 million, primarily due to available for sale securities and derivative instruments as a result of changes in market interest rates during 2023. Common stock repurchased during 2023 decreased shareholders' equity by $252 million. These shares were immediately retired upon repurchase and therefore were not included in treasury stock. The cumulative effect from the adoption of new accounting guidance that eliminated TDRs and created modifications to troubled borrowers increased shareholders' equity by $28 million.
Total equity includes noncontrolling interest of $64 million and $4 million at December 31, 2023 and December 31, 2022, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at December 31, 2023 and December 31, 2022.

Subsequent to December 31, 2023, the Company purchased 4.3 million shares of common stock for $79 million through February 21, 2024. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
See Note 14 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" section for additional information.
REGULATORY REQUIREMENTS
CAPITAL RULES
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and selected off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Under the Basel III Rules, Regions is designated as a standardized approach bank. Regions is a "Category IV" institution under the Federal Reserve's Tailoring Rules.
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022. At December 31, 2023, the net impact of the addback on CET1 was approximately $204 million or approximately 16 basis points. The add-back amount will decrease by approximately $100 million each year, or approximately 8 basis points, in the first quarters of 2024 and 2025.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 14 "Shareholders' Equity and Accumulated Other Comprehensive Income" to the consolidated financial statements for further details regarding CCAR results.
See the "Executive Overview" section for details on expectations for CET1.
In July 2023, U.S. federal banking regulators issued a proposal for long-term debt requirements that, if finalized, would require the Company to maintain minimum long-term debt requirements. If the proposal becomes effective, banks would be allowed a three-year phase-in period. The Company is studying the proposal and evaluating its impact.
In August 2023, the U.S. banking regulators proposed new rules for U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the Basel III "Endgame". These proposed rules include broad-based changes to the risk weighting framework for various credit exposures and operational risk capital requirements. The Company is studying the proposals and evaluating their impacts.
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
•1st Line of Defense activities include the proactive identification, management (including mitigation and risk acceptance), and ownership of risks.
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
EFFECTS OF INFLATION
The majority of assets and liabilities of a financial institution are monetary in nature; therefore, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets or inventories that are greatly impacted by inflation. While the implications differ for a bank, inflation does have influence on the growth of total assets and deposits in the banking industry and the resulting level of profitability and capitalization. Inflation also affects the level of market interest rates, and therefore, the pricing of financial instruments.
Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. The Company’s interest rate risk positioning was mostly neutral as of December 31, 2023, and therefore, net interest income increases or declines only modestly from higher or lower interest rates. Hedging activity has reduced the exposure to net interest income late in the rising interest rate cycle as intended. Refer to Table 25 "Interest Rate Sensitivity" for additional details on Regions’ interest rate sensitivity.
Additionally, inflation has the potential to impact credit risk. Periods of inflation could influence asset prices and business input costs which could affect the ability of borrowers to repay loans. The Company has sound credit risk management practices to maintain a credit portfolio through the economic cycle. Refer to the "Credit Risk" section for further details on Regions' credit risk management process.
EFFECTS OF DEFLATION
A period of deflation would affect all industries, including financial institutions. Deflation potentially could lead to lower profits, higher unemployment, lower production and deterioration in overall economic conditions. In addition, deflation could depress economic activity and impair bank earnings through reduced balance sheet growth and less favorable product pricing, as well as impairment in the ability of borrowers to repay loans.
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
In addition to net interest income simulations, Regions also utilizes an EVE analysis as a measurement tool to estimate risk exposure over a longer-term horizon. EVE measures the extent to which the economic value of assets, liabilities and derivative instruments may change in response to fluctuations in interest rates. Importantly, EVE values only the current balance sheet, excluding the growth assumptions used in net interest income sensitivity analyses. Additionally, the results are highly dependent on imprecise assumptions for products with embedded prepay optionality and indeterminate maturities. The uncertainty surrounding important assumptions used in EVE analysis may limit its efficacy.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” See the "Executive Overview" section for details on expectations for net interest income in 2024. The set of alternative interest rate scenarios includes instantaneous parallel rate shifts of various magnitudes. In addition to parallel rate shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—Regions' balance sheet is naturally asset sensitive, with net interest income increasing with higher interest rates, and decreasing with lower interest rates. This is the result of approximately half of the loan portfolio floating contractually with market rate indices, and funding from a large, mostly stable retail deposit portfolio. Importantly, the stability and rate sensitivity of Regions' deposit portfolio has been proven over multiple interest rate cycles. With this natural balance sheet profile, the ability to utilize discretionary asset duration strategies within the investment portfolio and through derivative hedges is critical in mitigating the Bank’s naturally asset sensitive position.
As of December 31, 2023, Regions evidenced a mostly balanced, or "neutral" asset/liability position, with an asset duration of approximately 2.6 years and a liability duration of approximately 2.8 years, using historically-informed approximations. The securities portfolio duration was approximately 4.5 years and is appropriate for Regions' risk profile in order to offset the long-duration deposit liabilities. While the derivative hedging portfolio is recorded on the balance sheet including current unrealized losses, deposit value increases have more than offset these losses through the rising rate environment. The additional value of deposits in a higher rate environment is realized in the form of lower-cost funding when compared with wholesale sources. While balance sheet analysis, particularly EVE analysis, does contemplate the economic value of deposits, the estimated fair value of deposits is equal to their carrying value for certain financial statement footnote disclosures, consistent with industry practices. See Note 21 "Fair Value Measurements" to the consolidated financial statements for additional information.
As of December 31, 2023, Regions' net interest income profile was mostly neutral to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending December 2024. The estimated exposure associated with the rising and falling rate scenarios in Table 25 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves, and SOFR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. In either scenario, it is expected that changes in funding costs and balance sheet hedging income will offset the change in asset yields, resulting in little change to net interest income.
Net interest income remains exposed to intermediate and long-term yield curve tenors. While this was a headwind to net interest income during a low rate environment, it represents a tailwind to net interest income growth as the yield curve rises and remains elevated. Elevated, or increasing intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swaps and mortgage rates) will drive yields higher on certain fixed-rate, newly originated or renewed loans, increase prospective yields on certain investment portfolio purchases, and reduce amortization of premium expense on existing securities in the investment portfolio. The opposite is true in an environment where intermediate and long-term interest rates fall.
The interest rate sensitivity analysis presented below in Table 25 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with monetary policy on industry liquidity levels and the cost of that liquidity, management evaluates the impacts from these key assumptions through sensitivity analysis. Sensitivity calculations are hypothetical and should not be considered predictive of future results.
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet changes in the coming 12 months. In 2023, Regions experienced a decline in deposit balances, both from the normalization of balances acquired from stimulative policies, as well as from late-cycle rate seeking behavior by higher-balance customers, yet those declines slowed during the second half of the year. The baseline scenario projects deposit balances to be stable to modestly lower over the forecast horizon. Additional deposit balance outflow of $1 billion would reduce net interest income by $21 million over 12 months in the parallel, instantaneous +100 basis point scenario in Table 25. Conversely, if an additional $1 billion are retained, a positive benefit of $21 million would be expected over 12 months in the parallel, instantaneous +100 basis point scenario Table 25.
While the base case estimates mostly stable deposit balances in aggregate, additional remixing of approximately $2 billion to $3 billion out of low-cost deposit categories and into high-cost deposit categories is anticipated through mid-2024. In rising rate scenarios only, management assumes that the mix of deposits will further change versus the base case as informed by analyses of prior rate cycles. Currently, however, much of the anticipated mix shift has already occurred or is expected to occur within the baseline scenario, mitigating the amount of additional remixing in higher rate scenarios. The magnitude of the remixing shift is rate dependent and equates to approximately $1.6 billion over 12 months in the parallel, instantaneous +100 basis point scenario in Table 25. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $27 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $27 million in the parallel, instantaneous +100 basis point scenario.
The interest-bearing deposit beta is calibrated using the experience from prior rate cycles and is dynamic across both interest rate level and time. The base case scenario anticipates a peak in deposit rates by mid-year 2024. The parallel, instantaneous +100 basis point shock scenario in Table 25 incorporates an incremental beta between 40 and 45 percent when compared to the base case scenario, while the parallel, instantaneous -100 basis point shock scenario incorporates an incremental beta between 35 and 40 percent when compared to the base case scenario. Incremental deposit pricing outperformance or underperformance of 5 percent in a parallel, instantaneous 100 basis point shock would increase or decrease net interest income by approximately $42 million.
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 26 and its accompanying description.
Table 25—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income December 31, 2023(1)(2)
(in millions)
Gradual Change in Interest Rates
+ 200 basis points	$54
+ 100 basis points	30
- 100 basis points	(50)
- 200 basis points	(109)

Instantaneous Change in Interest Rates
+ 200 basis points	$—
+ 100 basis points	13
- 100 basis points	(55)
- 200 basis points	(128)
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
During the fourth quarter of 2023, the Company added $250 million of 3 year maturity, forward starting swaps hedging floating rate loan cash flows, with a receive fixed rate of 3.26 percent becoming active in 2028. Additionally, the Company added $1.2 billion of pay fixed fair value swaps on available for sale securities and $252 million of receive fixed fair value swaps on brokered CDs. The pay fixed fair value swaps had a weighted average fixed rate of 4.9 percent with a weighted average maturity of fourteen months, and the received fixed fair value swaps had a weighted average fixed rate of 4.9 percent with a weighted average maturity of twelve months. All trades were executed with overnight SOFR as the floating leg benchmark rate.
Subsequent to December 31, 2023, the Company terminated approximately $500 million of receive fixed cash flow swaps with a fixed rate of 2.86% and original maturity of January 2025.
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

The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 26—Hedging Derivatives by Interest Rate Risk Management Strategy

	December 31, 2023
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)(3)	$1,323	1.4	5.3%	4.8%
Receive fixed/pay variable swaps - borrowings and time deposits(3)	1,652	2.5	1.3%	5.4%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)(3)	$29,550	3.1	3.0%	4.8%
Interest rate options(4)	2,000	4.5
Total derivatives designated as hedging instruments	$34,525

_________
(1)Floating rates represent the most recent fixing for active derivatives and the first forward fixing for future starting derivatives.
(2)Includes forward starting notional. For more information on notional by year, see Table 27.
(3)All floating rates are SOFR based and may include SOFR conversion spread.
(4)Interest rate options have an average cap strike of 6.22% and a floor of 1.86%.
The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly and annual periods. Asset hedge notional amounts mature prior to the end of 2032, with an immaterial amount of notional maturing in early 2032.
Table 27—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount
	Quarter Ended	Years Ended
	12/31/2023	2024	2025	2026	2027	2028	2029	2030	2031
	(in millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$18,018	$20,411	$18,989	$16,653	$12,205	$6,611	$636	$252	$1
Receive variable/pay fixed swaps	259	1,029	300	249	15	23	23	23	23
Net receive fixed/pay variable swaps	$17,759	$19,382	$18,689	$16,404	$12,190	$6,588	$613	$229	$(22)

Interest rate options	$—	$1,001	$1,999	$2,000	$2,000	$999	$1	$—	$—
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
LIQUIDITY
Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the needs of the Company and its customers. Regions’ goal in liquidity management is to maintain diverse liquidity sources and reserves sufficient to satisfy the cash flow requirements of depositors and borrowers, under normal and stressed conditions. Accordingly, Regions maintains a variety of liquidity sources to fund its obligations, as further described below. See also Note 23 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for additional discussion of the Company’s funding requirements. Furthermore, Regions performs specific procedures, including scenario analyses and stress testing to evaluate and maintain appropriate levels of available liquidity in alignment with liquidity risk.
Regions' operation of its business provides a generally balanced liquidity base which is comprised of customer assets, consisting principally of loans, and funding provided by customer deposits and borrowed funds. Maturities in the loan portfolio provide a steady flow of funds, and are supplemented by Regions' deposit base.
Cash reserves, liquid assets and secured borrowing capabilities aid in the management of liquidity in normal and stressed conditions, and/or meeting the need of contingent events such as obligations related to potential litigation. As part of its normal management practice, Regions maintains collateral and operational readiness to utilize secured funding sources such as the FHLB and the Federal Reserve Bank on a same-day basis (subject to any practical constraints affecting these market participants). While the securities portfolio is a primary source of liquidity, the secured borrowing capabilities, in addition to cash reserves on hand, assist in alleviating the Company's need to sell securities for funding purposes. Liquidity needs can also be met by borrowing funds in national money markets, though Regions does maintain limits on short-term unsecured funding due to the volatility that can affect such markets.
The following table summarizes the Company's available sources of liquidity as of December 31, 2023:
Table 28—Liquidity Sources

Availability as of December 31, 2023
(in billions)
Cash at the Federal Reserve Bank(1)	$4.2
Unencumbered investment securities(2)	18.9
FHLB borrowing availability	15.1
Federal Reserve Bank borrowing availability through the discount window	21.3
Total liquidity sources	$59.5
____
(1) Includes small in transit items that may not yet be reflected in the Fed master account closing balance.
(2) Unencumbered investment securities comprise securities that are eligible as collateral for secured transactions through market channels or are eligible to be pledged to the FHLB or the Federal Reserve Discount Window.
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At December 31, 2023, Regions had approximately $4.2 billion in cash on deposit with the Federal Reserve Bank and other depository institutions, a decrease from approximately $9.2 billion at December 31, 2022, partially driven by the expected decline in deposits during the period. Refer to the "Cash and Cash Equivalents" and "Deposits" sections for more information.
The securities portfolio also serves as a primary source and storehouse of liquidity. Proceeds from maturities and principal and interest payments of securities provide a continual flow of funds available for cash needs (see Note 3 "Debt Securities" to the consolidated financial statements). Furthermore, the highly liquid nature of the available for sale securities portfolio (for example, the agency guaranteed MBS portfolio) can be readily used as a source of cash through various secured borrowing arrangements. Regions' securities portfolio consists of U.S. Treasury securities, federal agency securities, MBS and corporate and other debt. In evaluating the liquidity within the securities portfolio, unencumbered investment securities are primarily comprised of U.S Treasury securities and agency MBS. Unencumbered investment securities also includes certain corporate bonds considered to be highly liquid and other securities, primarily non-agency commercial MBS.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of December 31, 2023, Regions had borrowing capacity as shown in Table 28 and no outstanding borrowings. FHLB borrowing capacity was determined based on eligible securities and loan amounts, as of December 31, 2023, that can be pledged as collateral for future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

Regions has additional borrowing availability with the Federal Reserve Bank through the discount window as shown in Table 28. Federal Reserve Bank borrowing capacity is determined based on eligible loan amounts that can be used as collateral for future borrowing capacity.
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
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.9 billion at December 31, 2023. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
LIBOR TRANSITION AND REFERENCE RATE REFORM
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
In the fourth quarter of 2023, Bloomberg Index Services Limited announced the permanent cessation of the BSBY index and all tenors effective November 15, 2024. Regions is in the process of evaluating exposure to BSBY and planning for cessation, and will not rely on accounting relief during transition.
MARKET RISK—PREPAYMENT RISK
Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income. For example, mortgage loans and other financial assets may be prepaid by a borrower, so that the borrower may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Prepayment risk can also impact the value of securities and the carrying value of equity. Regions’ greatest exposures to prepayment risks primarily rest in its MBS portfolio, the mortgage fixed-rate loan portfolio and the residential MSR, all of which tend to be sensitive to interest rate movements. Each of these assets is also exposed to prepayment risk due to factors which are not necessarily the result of interest rates, but rather due to changes in policies or programs related, either directly or indirectly, to the U.S. Government's governance over certain lending and financing within the mortgage market. Such policies can work to either encourage or discourage financing dynamics and represent a risk that is extremely difficult to forecast and may be the result of non-economic factors. The Company attempts to monitor and manage such exposures within reasonable expectations while acknowledging all such risks cannot be foreseen or avoided. Further, Regions has prepayment risk that would be reflected in non-interest income in the form of servicing income on the residential MSRs. Regions actively monitors prepayment exposure as part of its overall net interest income forecasting and interest rate risk management.
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
For a discussion of the process and methodology used to calculate the allowance for credit losses refer to the “Critical Accounting Estimates and Related Policies” section found earlier in this report, Note 1 “Summary of Significant Accounting Policies” and Note 5 "Allowance for Credit Losses" to the consolidated financial statements. Details regarding the allowance for credit losses, including an analysis of activity from the previous year’s total, are included in Table 18 "Allowance for Credit Losses". Also, refer to Table 19 "Allowance Allocation" for details pertaining to management’s allocation of the allowance to each loan category.
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
See Part I Item1C. Cybersecurity found earlier in this report for further information.

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
COMPARISON OF 2022 WITH 2021
Refer to the “2022 Results” and "Operating Results" sections of Management's Discussion and Analysis of the Annual Report on Form 10-K for the year ended December 31, 2022, for comparisons of 2022 with 2021.
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
Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.
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
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Regions Financial Corporation

Opinion on Internal Control over Financial Reporting
We have audited Regions Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Regions Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Regions Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for credit losses
Description of the Matter	The Company’s loan and lease portfolio and the associated allowance for credit losses (ACL), were $98.4 billion and $1.7 billion as of December 31, 2023, respectively. The provision for credit losses was $553 million for the year ended December 31, 2023. As discussed in Notes 1 and 5 to the consolidated financial statements, the ACL is established to absorb expected credit losses over the contractual life of the loans measured at amortized cost, including unfunded commitments. Management’s measurement of expected losses is driven by loss forecasting models which utilize relevant quantitative information about historical experience, current conditions and the reasonable and supportable economic forecast that affects the collectability of the reported amount. Management’s estimate for the expected credit losses is established through these quantitative factors, as well as qualitative considerations to account for the imprecision inherent in the estimation process. As a result, management may adjust the ACL for the potential impact of qualitative factors through their established framework. Management’s qualitative framework provides for specific model and general imprecision adjustments for such factors as the economic forecast imprecision, potential model imprecision, process imprecision and specific issues or events that Management believes are not adequately captured in the modeled outcomes.

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

With respect to the identification of qualitative factors, we evaluated the potential impact of imprecision in the quantitative models and hence the need to consider a qualitative adjustment to the ACL for factors which may not be directly measured in the modeled calculations. Regarding measurement of the qualitative factors, we evaluated the methodology applied and data utilized by management to estimate the appropriate level of the qualitative factors. We also considered if qualitative adjustments were consistent with external macroeconomic factors and the results produced by the Company’s Credit Review, Internal Audit and Model Validation groups.

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

Birmingham, Alabama
February 23, 2024

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2023	2022
	(In millions, except share data)
Assets
Cash and due from banks	$2,635	$1,997
Interest-bearing deposits in other banks	4,166	9,230
Debt securities held to maturity (estimated fair value of $716 and $751, respectively)	754	801
Debt securities available for sale (amortized cost of $30,864 and $31,367, respectively)	28,104	27,933
Loans held for sale (includes $201 and $196 measured at fair value, respectively)	400	354
Loans, net of unearned income	98,379	97,009
Allowance for loan losses	(1,576)	(1,464)
Net loans	96,803	95,545
Other earning assets	1,417	1,308
Premises, equipment and software, net	1,642	1,718
Interest receivable	614	511
Goodwill	5,733	5,733
Residential mortgage servicing rights at fair value	906	812
Other identifiable intangible assets, net	205	249
Other assets	8,815	9,029
Total assets	$152,194	$155,220
Liabilities and Equity
Deposits:
Non-interest-bearing	$42,368	$51,348
Interest-bearing	85,420	80,395
Total deposits	127,788	131,743
Borrowed funds:
Long-term borrowings	2,330	2,284
Total borrowed funds	2,330	2,284
Other liabilities	4,583	5,242
Total liabilities	134,701	139,269
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,403,500 shares	1,659	1,659
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—963,375,681 and 975,524,168 shares, respectively	10	10
Additional paid-in capital	11,757	11,988
Retained earnings	8,186	7,004
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(2,812)	(3,343)
Total shareholders’ equity	17,429	15,947
Noncontrolling interest	64	4
Total equity	17,493	15,951
Total liabilities and equity	$152,194	$155,220

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2023	2022	2021
	(In millions, except per share data)
Interest income on:
Loans, including fees	$5,733	$4,088	$3,452
Debt securities	749	688	533
Loans held for sale	40	36	37
Other earning assets	375	290	59
Total interest income	6,897	5,102	4,081
Interest expense on:
Deposits	1,255	197	64
Short-term borrowings	96	—	—
Long-term borrowings	226	119	103
Total interest expense	1,577	316	167
Net interest income	5,320	4,786	3,914
Provision for (benefit from) credit losses	553	271	(524)
Net interest income after provision for credit losses	4,767	4,515	4,438
Non-interest income:
Service charges on deposit accounts	592	641	648
Card and ATM fees	504	513	499
Investment management and trust fee income	313	297	278
Capital markets income	222	339	331
Mortgage income	109	156	242
Securities gains (losses), net	(5)	(1)	3
Other	521	484	523
Total non-interest income	2,256	2,429	2,524
Non-interest expense:
Salaries and employee benefits	2,416	2,318	2,205
Equipment and software expense	412	392	365
Net occupancy expense	289	300	303
Other	1,299	1,058	874
Total non-interest expense	4,416	4,068	3,747
Income before income taxes	2,607	2,876	3,215
Income tax expense	533	631	694
Net income	$2,074	$2,245	$2,521
Net income available to common shareholders	$1,976	$2,146	$2,400
Weighted-average number of shares outstanding:
Basic	936	935	956
Diluted	938	942	963
Earnings per common share:
Basic	$2.11	$2.29	$2.51
Diluted	2.11	2.28	2.49
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2023	2022	2021
	(In millions)
Net income	$2,074	$2,245	$2,521
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero, zero and zero tax effect, respectively)	—	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1), ($1) and ($2) tax effect, respectively)	(1)	(2)	(5)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	2	5
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $168, ($927) and ($212) tax effect, respectively)	501	(2,725)	(629)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($1), zero and $1 tax effect, respectively)	(4)	(1)	2
Net change in unrealized gains (losses) on securities available for sale, net of tax	505	(2,724)	(631)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($43), ($292) and ($89) tax effect, respectively)	(124)	(866)	(265)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($60), $36 and $108 tax effect, respectively)	(176)	104	318
Net change in unrealized gains (losses) on derivative instruments, net of tax	52	(970)	(583)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of ($21), $7 and $46 tax effect, respectively)	(61)	33	134
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($11), ($11) and ($16) tax effect, respectively)	(34)	(27)	(49)
Net change from defined benefit pension plans and other post employment benefits, net of tax	(27)	60	183
Other comprehensive income (loss), net of tax	531	(3,632)	(1,026)
Comprehensive income (loss)	$2,605	$(1,387)	$1,495
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2021	2	$1,656	960	$10	$12,731	$3,770	$(1,371)	$1,315	$18,111	$—
Net income	—	—	—	—	—	2,521	—	—	2,521	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1,026)	(1,026)	—
Cash dividends declared	—	—	—	—	—	(620)	—	—	(620)	—
Preferred stock dividends	—	—	—	—	—	(108)	—	—	(108)	—
Net proceeds from issuance of Series E preferred stock	—	390	—	—	—	—	—	—	390	—
Redemption of Series A preferred stock	—	(387)	—	—	(100)	(13)	—	—	(500)	—
Impact of common stock share repurchases	—	—	(21)	—	(467)	—	—	—	(467)	—
Impact of common stock transactions under compensation plans, net	—	—	3	—	25	—	—	—	25	—
BALANCE AT DECEMBER 31, 2021	2	$1,659	942	$10	$12,189	$5,550	$(1,371)	$289	$18,326	$—
Net income	—	—	—	—	—	2,245	—	—	2,245	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(3,632)	(3,632)	—
Cash dividends declared	—	—	—	—	—	(692)	—	—	(692)	—
Preferred stock dividends	—	—	—	—	—	(99)	—	—	(99)	—
Impact of common stock share repurchases	—	—	(8)	—	(230)	—	—	—	(230)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	29	—	—	—	29	—
Other	—	—	—	—	—	—	—	—	—	4
BALANCE AT DECEMBER 31, 2022	2	$1,659	934	$10	$11,988	$7,004	$(1,371)	$(3,343)	$15,947	$4
Cumulative effect from change in accounting guidance	—	—	—	—	—	28	—	—	28	—
Net income	—	—	—	—	—	2,074	—	—	2,074	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	531	531	—
Cash dividends declared	—	—	—	—	—	(822)	—	—	(822)	—
Preferred stock dividends	—	—	—	—	—	(98)	—	—	(98)	—
Impact of common stock share repurchases	—	—	(16)	—	(252)	—	—	—	(252)	—
Impact of common stock transactions under compensation plans, net	—	—	6	—	21	—	—	—	21	—
Other	—	—	—	—	—	—	—	—	—	60
BALANCE AT DECEMBER 31, 2023	2	$1,659	924	$10	$11,757	$8,186	$(1,371)	$(2,812)	$17,429	$64
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2023	2022	2021
	(In millions)
Operating activities:
Net income	$2,074	$2,245	$2,521
Adjustments to reconcile net income to net cash from operating activities:
Provision for (benefit from) credit losses	553	271	(524)
Depreciation, amortization and accretion, net	236	353	371
Securities (gains) losses, net	5	1	(3)
Deferred income tax expense	32	22	165
Originations and purchases of loans held for sale	(4,496)	(4,630)	(6,747)
Proceeds from sales of loans held for sale	4,440	5,221	7,728
(Gain) loss on sale of loans, net	(45)	(30)	(273)
Early extinguishment of debt	(4)	—	20
Net change in operating assets and liabilities:
Other earning assets	(109)	(124)	13
Interest receivable and other assets	194	(2,242)	(231)
Other liabilities	(659)	2,092	(76)
Other	87	(77)	66
Net cash from operating activities	2,308	3,102	3,030
Investing activities:
Proceeds from maturities of debt securities held to maturity	47	98	222
Proceeds from sales of debt securities available for sale	70	1,309	83
Proceeds from maturities of debt securities available for sale	2,930	4,433	5,848
Purchases of debt securities available for sale	(2,610)	(8,991)	(8,360)
Net (payments for) proceeds from bank-owned life insurance	(5)	(4)	(2)
Proceeds from sales of loans	485	1,793	522
Purchases of loans	(426)	(876)	(1,314)
Net change in loans	(1,755)	(10,325)	1,481
Purchases of mortgage servicing rights	(157)	(288)	(72)
Net purchases of other assets	(186)	(90)	(91)
Payment for acquisition of businesses, net of cash received	—	—	(1,182)
Net cash from investing activities	(1,607)	(12,941)	(2,865)
Financing activities:
Net change in deposits	(3,955)	(7,329)	13,836
Net change in short-term borrowings	—	—	(102)
Proceeds from long-term borrowings	2,000	—	647
Payments on long-term borrowings	(2,000)	—	(1,779)
Cash dividends on common stock	(787)	(663)	(608)
Cash dividends on preferred stock	(98)	(99)	(108)
Net proceeds from issuance of preferred stock	—	—	390
Payment for redemption of preferred stock	—	—	(500)
Repurchases of common stock	(252)	(230)	(467)
Taxes paid related to net share settlement of equity awards	(35)	(24)	(22)
Other	—	—	3
Net cash from financing activities	(5,127)	(8,345)	11,290
Net change in cash and cash equivalents	(4,426)	(18,184)	11,455
Cash and cash equivalents at beginning of year	11,227	29,411	17,956
Cash and cash equivalents at end of period	$6,801	$11,227	$29,411
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
During 2023, the Company adopted new accounting guidance related to several topics. All prior period amounts impacted by guidance that required retrospective application have been revised.
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, except as otherwise noted. These reclassifications are immaterial and have no effect on net income, comprehensive income (loss), total assets, total liabilities, total shareholders’ equity or cash flows as previously reported.
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
The following table summarizes supplemental cash flow information for the years ended December 31:

	2023	2022	2021
	(In millions)
Cash paid during the period for:
Interest on deposits and borrowed funds	$1,441	$303	$185
Income taxes, net	376	336	367
Non-cash transfers:
Loans held for sale and loans transferred to other real estate	21	21	14
Loans transferred to loans held for sale	15	22	240
Loans held for sale transferred to loans	18	24	277
Properties transferred to held for sale	79	6	38

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. It is Regions’ policy to take possession of securities purchased under resell agreements either through direct delivery or a tri-party agreement.
DEBT SECURITIES
Management determines the appropriate accounting classification of debt securities at the time of purchase, based on intent, and periodically re-evaluates such designations. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Debt securities held to maturity are presented at amortized cost. Debt securities not classified as held to maturity are classified as available for sale and may be sold prior to maturity. Debt securities available for sale are presented at estimated fair value with changes in unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (loss). See the “Fair Value Measurements” section below for discussion of determining fair value.
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
Regions also transfers loans that were originally recorded as held for investment to held for sale when management has the intent to sell in the near term. These loans held for sale are recorded at the lower of cost or estimated fair value. The amount is then considered the new cost basis of the loan. At the time of transfer, write-downs on the loans that are credit related are recorded as charge-offs. All other write-downs and gains and losses on the sale of these loans are included in other non-interest expense or other non-interest income (dependent on the type of loan). See the “Fair Value Measurements” section below for discussion of determining estimated fair value.
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
Non-accrual and charge-off decisions for consumer loans are dictated by the FFIEC's Uniform Retail Credit Classification and Account Management Policy which establishes standards for the classification and treatment of consumer loans. The charge-off process drives consumer non-accrual status. If a consumer loan secured by real estate in a first lien position (residential first mortgage or home equity) becomes 180 days past due, Regions evaluates the loan for non-accrual status and potential charge-off based on collateral value. For home equity loans and lines of credit in a second lien position, the non-accrual evaluation is performed at 120 days past due and the potential charge-off evaluation is performed at 180 days past due. If a loan is secured by collateral having a net realizable value sufficient to fully discharge the obligation, then a partial write-down is not necessary and the loan remains on accrual status, provided it is in the process of legal collection. If a partial charge-off is necessary as a result of the evaluation, then the remaining balance is placed on non-accrual. Consumer loans not secured by real estate are generally charged-off at either 120 days past due for closed-end loans, 180 days past due for open-end loans other than credit cards or the end of the month in which the loan becomes 180 days past due for credit cards.
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
Modifications to Borrowers Experiencing Financial Difficulty
On January 1, 2023, the Company adopted new accounting guidance that eliminated the recognition and measurement guidance for TDRs while enhancing disclosure requirements for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty, also referred to as modifications to troubled borrowers. Modifications to troubled borrowers are considered in the allowance the same as all other portfolio loans as described in the allowance section below. The guidance also requires disclosure of current-period gross write-offs by year of origination. Regions applied the guidance prospectively, except Regions used the modified-retrospective transition method related to the recognition and measurement of TDRs. The cumulative effect of the modified-retrospective application was a decrease in the allowance of $38 million and an increase to retained earnings of $28 million, net of taxes.
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
Modifications to troubled borrowers are subject to policies governing accrual/non-accrual evaluation consistent with all other loans of the same product types. As such, modifications to troubled borrowers may include loans remaining on non-accrual, moving to non-accrual, or continuing on accrual status, depending on the individual facts and circumstances.
TDRs
Prior to January 1, 2023, the Company accounted for loans in which the borrower was experiencing financial difficulty at the modification date and wherein Regions had granted a concession to the borrower as a TDR. Refer to Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2022 for a description of accounting policies related to TDRs.
ALLOWANCE
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
Regions does not estimate an allowance on interest receivable balances because the Company has non-accrual polices in place that provide for the accrual of interest to cease on a timely basis when all contractual amounts due are not expected.
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
Contractual life
Regions estimates expected credit losses over the contractual life of a loan. Regions defines contractual life for non-revolving loans as contractual maturity, net of estimated prepayments and excluding expected extensions, renewals and modifications unless an extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by Regions.
Prior to 2023, the Company also deviated from contractual maturity for loans where the Company had a reasonable expectation at the reporting date that it would execute a TDR with the borrower ("RETDR"). See Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of RETDRs.
Contractual life of credit card receivables
Regions estimates the life of credit card receivables based on the amount and timing of payments expected to be collected. Regions' credit card allowance estimate only considers the amount of debt outstanding at the reporting date (the current position) because undrawn balances are unconditionally cancellable. Regions classifies credit card accounts into one of three payment patterns: dormant, transacting or revolving. The dormant accounts are idle, carry no balance, and do not contribute to the allowance. The transacting account holders tend to pay the entire balance due every month and are, therefore, subject to practically no interest charges. For transactor accounts, the current position balance is expected to be paid off in one quarter. The revolving accounts tend to be subject to interest charges, and their current position balance liquidates over time. The majority of Regions' credit card portfolio balances are categorized as revolvers for the purpose of the allowance.
Collateral-dependent loans
A loan is considered to be collateral-dependent if the borrower is experiencing financial difficulty and management expects substantial repayment of the loan through the sale or operation of the collateral. Regions' collateral-dependent consumer loans are loans secured by collateral (primarily real estate) that meet the partial charge-down requirements disclosed within this section. Regions defines significant commercial and investor real estate non-accrual loans wherein repayment is expected to be substantially from the sale or operation of collateral as collateral dependent.
For any collateral-dependent loans that meet Regions' specific allowance criteria (see below), Regions will calculate the allowance based on the fair value of collateral, less estimated cost to sell (if applicable). For collateral-dependent consumer, commercial and investor real estate loans that do not meet Regions' specific allowance criteria (as described below), Regions considers the value of the collateral through the LGD component of the loss model based on collateral type.
Credit enhancements
Regions' estimate of credit losses reflects how credit enhancements, other than those that are freestanding contracts, mitigate expected credit losses on financial assets. In the event that a credit enhancement arrangement is considered to be a freestanding contract, Regions excludes the credit enhancement from the related loan when estimating expected credit losses.
Unfunded commitments and other off-balance sheet items
Regions records a liability or allowance for credit losses for the unfunded portion of a loan commitment in the event that Regions does not have the unconditional right to cancel the commitment. For an unfunded commitment to be considered unconditionally cancellable, Regions must be able to, at any time, with or without cause, refuse to extend credit. The liability is measured over the full contractual period for which Regions is exposed to credit risk through a current obligation to extend credit. In determining the liability, management considers the likelihood that funding will occur, and if funded, the related expected credit losses under the allowance model.
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
CALCULATION OF ALLOWANCE FOR CREDIT LOSSES
Pooled allowances
The allowance is measured on a collective (pool) basis when similar risk characteristics exist. Segmentation variables for commercial and investor real estate segments include product, loan size, collateral type, risk rating and term. Segmentation variables considered for consumer segments include product, FICO, LTV, age, etc. The allowance is estimated for most portfolios and classes using econometric models to estimate expected credit losses. In general, discounted cash flow models are not used for the purpose of estimating expected losses for the purpose of the ACL. Most of the econometric models include PD, LGD, and EAD components. Less complex estimation methods are used for smaller loan portfolios.
Specific allowances
Due to their size, complexity and individualized risk characteristics and monitoring, the allowance for significant non-accrual commercial and investor real estate loans and unfunded commitments is measured on an individual basis. Loans evaluated individually are not included in the collective evaluation. Regions generally measures the allowance for these loans based on the present value of estimated cash flows, considering all facts and circumstances specific to the borrower and market and economic conditions. The allowance measurement for collateral-dependent loans that meet the individually evaluated threshold is based on the fair value less cost to sell, if applicable.
TDRs and RETDRs
In periods prior to 2023, loans identified as TDRs and RETDRs were included in their respective loan pools (if they did not qualify for specific evaluation) and losses were determined by allowance models. The effect of the interest rate concession on these loans was considered through a post-model adjustment.
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
LEASES
LESSEES
Regions' lease portfolio is primarily composed of property leases that are classified as operating leases. Property leases, which primarily include office locations and retail branches, typically have original lease terms ranging from 1 year to 20 years, some of which may also include an option to extend the lease beyond the original lease term. In some circumstances, Regions may also have an option to terminate the lease early with advance notice. Regions includes renewal and termination options within the lease term if deemed reasonably certain of exercise. As most leases do not state an implicit rate, Regions utilizes the incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. Leases with a term of 12 months or less are not recorded on the balance sheet. Regions continues to recognize lease payments as an expense over the lease term as appropriate.
Operating leases vary in term and, from time to time, include incentives and/or rent escalations. Examples of incentives include periods of “free” rent and leasehold improvement incentives. Regions recognizes incentives and escalations on a straight-line basis over the lease term as a reduction of or increase to rent expense, as applicable, within net occupancy expense in the consolidated statements of income. See Note 13 for additional information.
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

Sales-type, direct financing, and leveraged leases are recorded within loans on the consolidated balance sheet. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Lease contracts are structured with either fixed or variable lease payment terms. Variable lease payments are based on an index provided within the leasing agreement. Unearned income is recognized over the terms of the leases to produce a constant effective yield. The net investment in leveraged leases is the sum of all lease payments (less non-recourse debt payments) and estimated residual values, less unearned income. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment. See Note 13 for additional information.
OTHER EARNING ASSETS
Other earning assets consist of investments in Federal Reserve Bank stock, FHLB stock, marketable equity securities and other miscellaneous earning assets. Ownership of Federal Reserve Bank and FHLB stock is a requirement for all banks seeking membership into and access to the services provided by these banking systems. These shares are accounted for at amortized cost, which approximates fair value. Marketable equity securities are recorded at fair value with changes in fair value reported in net income. See Note 7 for additional information.
PREMISES, EQUIPMENT AND SOFTWARE
Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Land is carried at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the leases, if shorter). Generally, premises and leasehold improvements are depreciated or amortized over 7-40 years. Furniture and equipment are generally depreciated or amortized over 3-10 years. Software is generally depreciated over 3 years (or over a longer estimated life of 5-20 years for larger software systems). Premises, equipment, and software are evaluated for impairment at least annually, or more often if events or circumstances indicate that the carrying value of the asset may not be recoverable. Maintenance and repairs are charged to non-interest expense in the consolidated statements of income. Improvements that either add functionality or extend the useful life of the asset are capitalized to the carrying value and depreciated. See Note 8 for detail of premises and equipment.
INTANGIBLE ASSETS
Intangible assets include goodwill, which is the excess of cost over the fair value of net assets of acquired businesses, and other identifiable intangible assets. Other identifiable intangible assets primarily include relationship assets, which are amortized over their expected useful lives, and agency commercial real estate licenses, which are non-amortizing.
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
Adverse changes in the economic environment, declining operations of the reporting unit, or other factors could result in a decline in the implied estimated fair value of goodwill. Accounting guidance permits the Company to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If, based on the weight of the evidence, the Company determines it is more likely than not that the fair value exceeds book value, then an impairment test is not necessary. If the Company elects to bypass the qualitative assessment, or concludes that it is more likely than not that the fair value is less than the carrying value, a goodwill impairment test is performed. The Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized in non-interest expense in an amount equal to that excess.
For purposes of performing the qualitative assessment, Regions' evaluation may include, but is not limited to, events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors, and trends in the banking industry to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.
For purposes of performing the goodwill impairment test, if applicable, Regions uses both income and market approaches to value its reporting units. The income approach, which is the primary valuation approach, consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The significant inputs to the income approach include expected future cash flows, the long-term target equity ratios, and the discount rate. The market approaches incorporate comparable public company information, valuation multiples, and consideration of a market control premium along with data related to comparable observed purchase transactions in the financial services industry for the reporting units.
Other identifiable intangible assets are reviewed at least annually (usually in the fourth quarter) for events or circumstances that could impact the recoverability of the intangible asset. These events could include loss of relationships, increased competition, or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in non-interest expense and reduce the carrying amount of the asset.
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

OTHER INVESTMENT ASSETS
Regions has investments of approximately $262 million and $223 million at December 31, 2023 and 2022, respectively, that are recognized in other assets and accounted for using either the equity method of accounting or the measurement alternative to fair value for equity investments without a readily determinable fair value.
Equity method investments consist primarily of investments in SBICs and private equity funds. Under the equity method of accounting, Regions records its proportionate share of the profits or losses of the investment entity as an adjustment to the carrying value of the investment and as a component of other non-interest income. Dividends and distributions received or receivables from these investments are recorded as reductions to the carrying value of the investments. The net balances of equity method investments were approximately $192 million and $153 million at December 31, 2023 and 2022, respectively.
Equity investments that do not meet the criteria to be accounted for under the equity method and do not have a readily determinable fair value are accounted for at cost under the measurement alternative to fair value with adjustments for impairment and observable price changes as applicable. Dividends received or receivable and observable price changes from these investments are included as components of other non-interest income. These investments consist primarily of investments in strategic partners and certain CRA projects. The carrying amounts of these investments was $70 million at both December 31, 2023 and 2022.
DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps, options on interest rate swaps, options including interest rate caps, floors and collars, forward rate contracts and forward sale commitments. All derivative financial instruments are recognized as other assets or other liabilities, as applicable, at estimated fair value. Regions enters into master netting agreements with counterparties and/or requires collateral to cover exposures. Where legally enforceable, these master netting agreements give the Company, in the event of default by the counterparty, the right to liquidate securities held as collateral and to offset receivables and payables with the same counterparty. For purposes of the consolidated balance sheets, the Company offsets derivative assets and liabilities and cash collateral held with the same counterparty where it has such a legally enforceable master netting agreement. In at least some cases, counterparties post collateral at a zero threshold regardless of credit rating. The majority of interest rate derivatives traded by Regions with dealing counterparties are subject to mandatory clearing through a central clearinghouse. The variation margin payments made for derivatives cleared through a central clearinghouse are legally characterized as settlements of the derivatives. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse.
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
Derivative assets and liabilities are included in other assets and liabilities as operating cash flows in the consolidated statements of cash flows.
On March 5, 2021, the FCA announced that LIBOR would not be available for use after December 31, 2021 and would not be published after June 30, 2023. In the third quarter of 2020, Regions adopted temporary accounting relief for affected transactions that reference LIBOR. In the second quarter of 2023, the Company entered into additional trades to transition remaining derivative exposures from LIBOR to SOFR. As part of this transition, the Company applied certain optional practical expedients exceptions in the previously-adopted accounting relief for hedges, specifically in applying contract modification guidance on hedges for the change in reference rate. See Note 1 in Regions' Annual Report on Form 10-K for the year ended December 31, 2020 for details.
Refer to Note 20 for further discussion and details of derivative financial instruments and hedging activities.
INCOME TAXES
The Company accounts for income taxes using the asset and liability method. Accrued income taxes and the net balance of deferred tax assets and liabilities are reported in other assets or other liabilities in the consolidated balance sheets, as appropriate. The Company reflects the expected amount of income tax to be paid or refunded during the year as current income tax expense or benefit, as applicable. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that the Company expects will apply at the time when the deferred tax assets and liabilities are expected to be realized. Deferred tax assets are also recorded for any tax attributes, such as tax credits and net operating loss carryforwards. The Company determines the realization of deferred tax assets by considering all positive and negative evidence available, and a valuation allowance is recorded for any deferred tax assets that are not more-likely-than-not to be realized. Any effect of a change in federal and state tax rates on deferred tax assets and liabilities is recognized in income tax expense in the period that includes the enactment date.
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
TREASURY STOCK AND SHARE REPURCHASES
The purchase of the Company’s common stock is recorded at cost. At the date of repurchase, shareholders' equity is reduced by the repurchase price, which, in 2023, includes any required excise tax payments on share repurchases. The Inflation Reduction Act of 2022 provides for a stock buyback excise tax equal to one percent of the fair market value of stock repurchased during the period less the fair market value of any stock issued during the period, including compensatory stock issuances. Treasury stock would be reduced by the cost of such stock with the excess of repurchase price over par or stated value recorded in additional paid-in capital. If the Company subsequently reissues treasury shares, treasury stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable.
Pursuant to past practice, shares repurchased were immediately retired, and therefore were not included in treasury stock. The Company's policy related to these share repurchases is to reduce its common stock based on the par value of the shares repurchased and to reduce its additional paid-in capital for the excess of the repurchase price over the par value.
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
REVENUE RECOGNITION
The Company records revenue when control of the promised products or services is transferred to the customer (or performance obligations have been met), in an amount that reflects the consideration Regions expects to be entitled to receive in exchange for those products or services. Related to contract costs, Regions expenses sales commissions and any related contract costs when incurred because the amortization period would be one year or less. Related to remaining performance obligations, Regions does not disclose the value of unsatisfied performance obligations for 1) contracts with an original expected length of one year or less and 2) contracts for which revenue is recognized at the amount to which Regions has the right to invoice for services performed.
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
PER SHARE AMOUNTS
Earnings per common share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, plus the effect of restricted and performance stock awards, if dilutive. Refer to Note 15 for additional information.
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
Debt securities available for sale consist of U.S. Treasuries, MBS (including agency securities), obligations of states and political subdivisions, and other debt securities.
•U.S. Treasuries are valued based on quoted market prices of identical assets on active exchanges. Pricing received for U.S. Treasuries from third-party services is based on a market approach using dealer quotes from multiple active market makers and real-time trading systems. These valuations are Level 1 measurements.
•MBS are valued primarily using data from third-party pricing services for similar securities as applicable. Pricing from these third-party services is generally based on a market approach using observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities, TBA prices, issuer spreads, bids and offers, monthly payment information, and collateral performance, as applicable. These valuations are Level 2 measurements. Where such comparable data is not available, the Company develops valuations based on assumptions that are not readily observable in the market place; these valuations are Level 3 measurements.
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
The majority of Regions' debt securities available for sale are valued using third-party pricing services. To validate pricing related to liquid investment securities, which represent the vast majority of the available for sale portfolio (e.g., MBS), Regions compares price changes received from the third-party pricing service to overall changes in market factors in order to validate the pricing received. To validate pricing received on less liquid investment securities in the available for sale portfolio, Regions receives pricing from third-party brokers-dealers on a sample of securities that are then compared to the pricing received. The pricing service uses standard observable inputs when available, for example: benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, and bids and offers, among others. For certain security types, additional inputs may be used, or some inputs may not be applicable. It is not customary for Regions to adjust the pricing received for the available for sale portfolio. In the event that prices are adjusted, Regions classifies the measurement as a Level 3 measurement.
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
Other earning assets (excluding equity investments): The carrying amounts reported in the consolidated balance sheets approximate the estimated fair values. When available, the fair values of these other earning assets are estimated using quoted market prices of identical instruments traded in active markets and are considered Level 1 measurements. Other instruments utilize valuation inputs that are actively quoted and can be validated through external sources or are reported at par as required by regulatory guidelines, and are considered Level 2 valuations.
Deposits: The fair value of non-interest-bearing demand accounts, interest-bearing checking accounts, savings accounts, money market accounts and certain other time deposit accounts is the amount payable on demand at the reporting date (i.e., the carrying amount) and are considered Level 2 valuations. Fair values for certificates of deposit are estimated by using discounted cash flow analyses, based on market spreads to benchmark rates, and are considered Level 2 valuations.
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

RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of accounting standards adopted in 2023 and those that could have a material impact to Regions’ consolidated financial statements upon adoption in the future.

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
The amendments in this Update were applied prospectively, except for the transition method related to the recognition and measurement of TDRs for which there was an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.
		January 1, 2023	The adoption of this guidance did not have a material impact. See Note 1 Basis of Presentation for additional information.
ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
This Update clarifies how the fair value of equity securities subject to contractual sale restrictions is determined.
ASU 2022-03 clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities.
		January 1, 2023	The adoption of this guidance did not have a material impact.
ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)	This Update amends or supersedes various SEC paragraphs within the Codification to conform to past SEC staff announcements and guidance issued by the SEC. The Update does not provide any new guidance so there is no transition guidance or effective date associated with it.	Effective upon issuance	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted After 2023
ASU 2023-02, Investments —Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	This Update allows entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions were met.

The Update also sets forth the conditions needed to apply the proportional amortization method.

	The Update further eliminates certain low income housing tax credit-specific guidance to align the accounting more closely for low income housing tax credits with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution apply only to tax equity investments accounted for using the proportional amortization method.	January 1, 2024	Regions adopted this guidance as of January 1, 2024 with no material impact.
ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60)	This Update requires certain joint ventures, upon formation, to use a new basis of accounting by applying most aspects of the acquisition method for business combinations. New joint ventures generally will recognize and initially measure assets and liabilities at fair value. The Update is effective for all joint ventures with a formation date on or after January 1, 2025. Early adoption is permitted.	January 1, 2025	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative	This Update incorporates into the Codification 14 of the 27 disclosures referred by the SEC in Release No. 33‐10532, Disclosure Update and Simplification. This Update clarifies and improves the disclosure and presentation requirements of a variety of Topics in the Codification to align with the SEC's regulations.	The date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective.	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The Board is issuing this Update to improve the disclosures about a public entity's reportable segments on an annual and interim basis and address requests from investors for additional, more detailed information about a reportable segment's expenses.	January 1, 2024	Regions adopted this guidance as of January 1, 2024 with no material impact.
ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures	The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.	January 1, 2025	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.

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
AFFORDABLE HOUSING TAX CREDIT INVESTMENTS
Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. These partnerships meet the definition of a VIE. Regions uses the proportional amortization method to account for these investments. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships. See Note 1 for additional details. Additionally, Regions has loans or letters of credit commitments with certain limited partnerships. The funded portion of the loans and letters of credit are classified as commercial and industrial loans or investor real estate loans as applicable in Note 4 .
A summary of Regions’ affordable housing tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2023	2022
	(In millions)
Affordable housing tax credit investments included in other assets	$1,415	$1,238
Unfunded affordable housing tax credit commitments included in other liabilities	592	511
Loans and letters of credit commitments	730	598
Funded portion of loans and letters of credit commitments	395	282

	2023	2022	2021
	(In millions)
Tax credits and other tax benefits recognized	$207	$180	$165
Tax credit amortization expense included in income tax expense	166	149	139
In addition to the investments discussed above, Regions also syndicates affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. The affordable housing funds meet the definition of a VIE. As Regions is not the primary beneficiary and does not have a significant interest, these investments are not consolidated. At December 31, 2023 and 2022, the value of Regions’ general partnership interest in affordable housing investments was immaterial.

NOTE 3. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	December 31, 2023
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$247	$—	$(8)	$239	$—	$(16)	$223
Commercial agency	516	—	(1)	515	—	(22)	493
	$763	$—	$(9)	$754	$—	$(38)	$716

Debt securities available for sale:
U.S. Treasury securities	$1,322	$—	$(99)	$1,223			$1,223
Federal agency securities	1,085	4	(46)	1,043			1,043
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,450	52	(2,130)	17,372			17,372
Commercial agency	7,807	2	(502)	7,307			7,307
Commercial non-agency	93	—	(10)	83			83
Corporate and other debt securities	1,105	4	(35)	1,074			1,074
	$30,864	$62	$(2,822)	$28,104			$28,104

	December 31, 2022
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$289	$—	$(10)	$279	$—	$(21)	$258
Commercial agency	523	—	(1)	522	—	(29)	493
	$812	$—	$(11)	$801	$—	$(50)	$751

Debt securities available for sale:
U.S. Treasury securities	$1,310	$—	$(123)	$1,187			$1,187
Federal agency securities	898	—	(62)	836			836
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,477	—	(2,523)	16,954			16,954
Residential non-agency	1	—	—	1			1
Commercial agency	8,262	—	(649)	7,613			7,613
Commercial non-agency	198	—	(12)	186			186
Corporate and other debt securities	1,219	1	(66)	1,154			1,154
	$31,367	$1	$(3,435)	$27,933			$27,933
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.
Debt securities with carrying values of $24.0 billion and $8.8 billion at December 31, 2023 and December 31, 2022, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements.

The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$247	$223
Commercial agency	516	493
	$763	$716
Debt securities available for sale:
Due in one year or less	$369	$363
Due after one year through five years	2,600	2,455
Due after five years through ten years	390	384
Due after ten years	155	140
Mortgage-backed securities:
Residential agency	19,450	17,372
Commercial agency	7,807	7,307
Commercial non-agency	93	83
	$30,864	$28,104
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at December 31, 2023 and December 31, 2022. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below compares the securities' original amortized cost to its current estimated fair value. All securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$223	$(23)	$223	$(23)
Commercial agency	—	—	493	(23)	493	(23)
	$—	$—	$716	$(46)	$716	$(46)

Debt securities available for sale:
U.S Treasury securities	$6	$—	$1,201	$(99)	$1,207	$(99)
Federal agency securities	237	(5)	666	(41)	903	(46)
Mortgage-backed securities:
Residential agency	241	(3)	15,144	(2,127)	15,385	(2,130)
Commercial agency	612	(7)	6,583	(495)	7,195	(502)
Commercial non-agency	—	—	82	(10)	82	(10)
Corporate and other debt securities	23	—	879	(35)	902	(35)
	$1,119	$(15)	$24,555	$(2,807)	$25,674	$(2,822)

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$251	$(29)	$7	$(1)	$258	$(30)
Commercial agency	469	(26)	24	(4)	493	(30)
	$720	$(55)	$31	$(5)	$751	$(60)

Debt securities available for sale:
U.S. Treasury securities	$276	$(8)	$903	$(115)	$1,179	$(123)
Federal agency securities	766	(50)	53	(12)	819	(62)
Mortgage-backed securities:
Residential agency	9,350	(1,005)	7,578	(1,518)	16,928	(2,523)
Commercial agency	6,110	(400)	1,503	(249)	7,613	(649)
Commercial non-agency	141	(8)	45	(4)	186	(12)
Corporate and other debt securities	736	(36)	354	(30)	1,090	(66)
	$17,379	$(1,507)	$10,436	$(1,928)	$27,815	$(3,435)
The number of individual debt positions in an unrealized loss position in the tables above decreased to 1,703 at December 31, 2023 from 1,806 at December 31, 2022. The decrease in the number of securities and the total amount of unrealized losses from year-end 2022 was due to maturities in the portfolio along with no reinvestment for a portion of 2023. The decrease in the total amount of unrealized losses was also impacted by changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. At December 31, 2023, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost bases, which may be at maturity.
Gross realized gains and gross realized losses on sales of debt securities available for sale were immaterial for 2023, 2022 and 2021. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, credit-related impairment identified by management was immaterial for 2023. No credit-related impairment was identified by management for 2022 and 2021.

NOTE 4. LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income as of December 31:

	2023	2022
	(In millions)
Commercial and industrial	$50,865	$50,905
Commercial real estate mortgage—owner-occupied	4,887	5,103
Commercial real estate construction—owner-occupied	281	298
Total commercial	56,033	56,306
Commercial investor real estate mortgage	6,605	6,393
Commercial investor real estate construction	2,245	1,986
Total investor real estate	8,850	8,379
Residential first mortgage	20,207	18,810
Home equity lines	3,221	3,510
Home equity loans	2,439	2,489
Consumer credit card	1,341	1,248
Other consumer—exit portfolio	43	570
Other consumer	6,245	5,697
Total consumer	33,496	32,324
Total loans, net of unearned income (1)	$98,379	$97,009
_________
(1)Loans are presented net of unearned income, unamortized discounts and premiums and deferred loan fees and costs of $965 million and $894 million at December 31, 2023 and December 31, 2022.
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
Reflected in the 2023 allowance is the impact of the sale of $284 million of consumer loans in a portfolio of third party relationship loans in the fourth quarter of 2023. In conjunction with the sale, the Company recognized a $35 million fair value mark recorded through charge-offs resulting in a net provision benefit of $27 million and a loss on sale of $8 million.
Reflected in the 2022 allowance is the impact of the sale of $1.2 billion of unsecured consumer loans at the end of the third quarter of 2022 with an associated allowance of $94 million. In conjunction with the sale, the Company recognized a $63 million fair value mark recorded through charge-offs resulting in a net provision benefit of $31 million.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for December 31, 2023, 2022 and 2021.

	2023
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2022	$665	$121	$678	$1,464
Cumulative effect of accounting guidance (1)	(3)	(3)	(32)	(38)
Allowance for loan losses, January 1, 2023 (adjusted for change in accounting guidance)	662	118	646	$1,426
Provision for loan losses	205	74	268	547
Loan losses:
Charge-offs	(197)	—	(293)	(490)
Recoveries	52	—	41	93
Net loan (losses) recoveries	(145)	—	(252)	(397)
Allowance for loan losses, December 31, 2023	722	192	662	1,576
Reserve for unfunded credit commitments, January 1, 2023	72	21	25	118
Provision for (benefit from) unfunded credit losses	20	(8)	(6)	6
Reserve for unfunded credit commitments, December 31, 2023	92	13	19	124
Allowance for credit losses, December 31, 2023	$814	$205	$681	$1,700

	2022
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2022	$682	$79	$718	$1,479
Provision for loan losses	40	45	163	248
Loan losses:
Charge-offs	(107)	(5)	(263)	(375)
Recoveries	50	2	60	112
Net loan (losses) recoveries	(57)	(3)	(203)	(263)
Allowance for loan losses, December 31, 2022	665	121	678	1,464
Reserve for unfunded credit commitments, January 1, 2022	58	8	29	95
Provision for (benefit from) unfunded credit losses	14	13	(4)	23
Reserve for unfunded credit commitments, December 31, 2022	72	21	25	118
Allowance for credit losses, December 31, 2022	$737	$142	$703	$1,582

	2021
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2021	$1,196	$183	$788	$2,167
Provision for (benefit from) loan losses	(445)	(87)	39	(493)
Initial allowance on acquired PCD loans	—	—	9	9
Loan losses:
Charge-offs	(128)	(20)	(180)	(328)
Recoveries	59	3	62	124
Net loan (losses) recoveries	(69)	(17)	(118)	(204)
Allowance for loan losses, December 31, 2021	682	79	718	1,479
Reserve for unfunded credit commitments, January 1, 2021	97	14	15	126
Provision for (benefit from) unfunded credit losses	(39)	(6)	14	(31)
Reserve for unfunded credit commitments, December 31, 2021	58	8	29	95
Allowance for credit losses, December 31, 2021	$740	$87	$747	$1,574
_____
(1) See Note 1 for additional information.
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
Consumer—The consumer portfolio segment includes residential first mortgage, home equity lines, home equity loans, consumer credit card, other consumer—exit portfolios and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Consumer credit card lending includes Regions branded consumer credit card accounts. Other consumer—exit portfolios includes lending initiatives through third parties consisting of loans made through automotive dealerships. Regions ceased originating new loans related to these businesses prior to 2020. Other consumer loans include other revolving consumer accounts, indirect and direct consumer loans, and overdrafts. Loans in this portfolio segment are sensitive to unemployment, inflation, and other key consumer economic measures.

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2023 and 2022.
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
The disclosure of credit quality indicators for loan portfolio segments and classes, excluding loans held for sale, is presented by credit quality indicator by vintage year. Gross charge-offs are also presented by vintage year for the twelve months ended December 31, 2023 as a result of the prospective adoption of new accounting guidance. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals are categorized as new credit decisions and reflect the renewal date as the vintage date. Prior to the adoption of new accounting guidance, 2022 disclosures reflect loans that are modified as a TDR are considered to be a continuation of the original loan, therefore the origination date of the original loan is reflected as the vintage date. The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2023 and 2022. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores.

	December 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2023	2022	2021	2020	2019	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$8,272	$9,123	$5,267	$2,326	$1,376	$3,210	$18,561	$—	$53	$48,188
Special Mention	87	186	71	109	26	90	484	—	—	1,053
Substandard Accrual	141	212	74	38	7	3	678	—	—	1,153
Non-accrual	128	102	37	6	20	10	168	—	—	471
Total commercial and industrial	$8,628	$9,623	$5,449	$2,479	$1,429	$3,313	$19,891	$—	$53	$50,865
Gross charge-offs	$12	$57	$55	$28	$15	$16	$12	$—	$—	$195

	December 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2023	2022	2021	2020	2019	Prior
	(In millions)
Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$799	$954	$988	$658	$343	$801	$76	$—	$(5)	$4,614
Special Mention	21	13	33	20	7	13	14	—	—	121
Substandard Accrual	3	34	32	14	8	24	1	—	—	116
Non-accrual	4	3	10	8	3	8	—	—	—	36
Total commercial real estate mortgage—owner-occupied:	$827	$1,004	$1,063	$700	$361	$846	$91	$—	$(5)	$4,887
Gross charge-offs	$1	$—	$—	$—	$—	$1	$—	$—	$—	$2

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$89	$53	$44	$24	$11	$38	$3	$—	$—	$262
Special Mention	—	7	—	—	—	1	—	—	—	8
Substandard Accrual	—	1	—	1	—	1	—	—	—	3
Non-accrual	2	—	—	2	—	4	—	—	—	8
Total commercial real estate construction—owner-occupied:	$91	$61	$44	$27	$11	$44	$3	$—	$—	$281
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial	$9,546	$10,688	$6,556	$3,206	$1,801	$4,203	$19,985	$—	$48	$56,033
Gross commercial charge-offs	$13	$57	$55	$28	$15	$17	$12	$—	$—	$197

Commercial investor real estate mortgage:
Risk rating:
Pass	$1,130	$1,587	$1,135	$488	$296	$110	$383	$—	$(4)	$5,125
Special Mention	269	247	52	59	30	—	90	—	—	747
Substandard Accrual	134	197	—	67	67	3	32	—	—	500
Non-accrual	99	57	37	—	12	28	—	—	—	233
Total commercial investor real estate mortgage	$1,632	$2,088	$1,224	$614	$405	$141	$505	$—	$(4)	$6,605
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor real estate construction:
Risk rating:
Pass	$256	$836	$280	$26	$2	$1	$649	$—	$(15)	$2,035
Special Mention	—	122	—	—	—	—	59	—	—	181
Substandard Accrual	—	25	—	—	—	—	4	—	—	29
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$256	$983	$280	$26	$2	$1	$712	$—	$(15)	$2,245
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total investor real estate	$1,888	$3,071	$1,504	$640	$407	$142	$1,217	$—	$(19)	$8,850
Gross investor real estate charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential first mortgage:
FICO scores:
Above 720	$1,939	$2,863	$4,358	$4,390	$816	$2,353	$—	$—	$—	$16,719
681-720	226	298	355	255	52	294	—	—	—	1,480
620-680	86	153	153	112	43	270	—	—	—	817
Below 620	21	90	122	87	53	389	—	—	—	762
Data not available	33	16	49	46	11	92	1	—	181	429
Total residential first mortgage	$2,305	$3,420	$5,037	$4,890	$975	$3,398	$1	$—	$181	$20,207
Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$—	$1

	December 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2023	2022	2021	2020	2019	Prior
	(In millions)
Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,399	$45	$—	$2,444
681-720	—	—	—	—	—	—	346	11	—	357
620-680	—	—	—	—	—	—	184	9	—	193
Below 620	—	—	—	—	—	—	97	7	—	104
Data not available	—	—	—	—	—	—	85	5	33	123
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,111	$77	$33	$3,221
Gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$—	$—	$3

Home equity loans:
FICO scores:
Above 720	$322	$370	$397	$205	$93	$529	$—	$—	$—	$1,916
681-720	53	62	49	22	14	60	—	—	—	260
620-680	19	27	23	8	8	52	—	—	—	137
Below 620	2	8	12	5	7	35	—	—	—	69
Data not available	1	4	5	3	3	25	—	—	16	57
Total home equity loans	$397	$471	$486	$243	$125	$701	$—	$—	$16	$2,439
Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$—	$1

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$780	$—	$—	$780
681-720	—	—	—	—	—	—	254	—	—	254
620-680	—	—	—	—	—	—	210	—	—	210
Below 620	—	—	—	—	—	—	95	—	—	95
Data not available	—	—	—	—	—	—	20	—	(18)	2
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,359	$—	$(18)	$1,341
Gross charge-offs	$—	$—	$—	$—	$—	$—	$52	$—	$—	$52

Other consumer—exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$—	$2	$22	$—	$—	$—	$24
681-720	—	—	—	—	1	4	—	—	—	5
620-680	—	—	—	—	—	5	—	—	—	5
Below 620	—	—	—	—	1	7	—	—	—	8
Data not available	—	—	—	—	—	1	—	—	—	1
Total other consumer—exit portfolios	$—	$—	$—	$—	$4	$39	$—	$—	$—	$43
Gross charge-offs	$—	$—	$—	$—	$19	$31	$—	$—	$—	$50

	December 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2023	2022	2021	2020	2019	Prior
	(In millions)
Other consumer(2):
FICO scores:
Above 720	$1,312	$1,519	$501	$284	$155	$118	$119	$—	$—	$4,008
681-720	270	409	136	74	34	29	67	—	—	1,019
620-680	178	294	103	50	21	20	53	—	—	719
Below 620	52	147	65	31	14	13	30	—	—	352
Data not available	94	10	7	5	114	65	1	—	(149)	147
Total other consumer	$1,906	$2,379	$812	$444	$338	$245	$270	$—	$(149)	$6,245
Gross charge-offs	$59	$57	$32	$17	$9	$12	$—	$—	$—	$186

Total consumer loans	$4,608	$6,270	$6,335	$5,577	$1,442	$4,383	$4,741	$77	$63	$33,496
Gross consumer charge-offs	$59	$57	$32	$17	$28	$45	$55	$—	$—	$293

Total Loans	$16,042	$20,029	$14,395	$9,423	$3,650	$8,728	$25,943	$77	$92	$98,379
Total Gross charge-offs	$72	$114	$87	$45	$43	$62	$67	$—	$—	$490

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$11,948	$7,167	$3,277	$2,297	$1,026	$3,283	$19,599	$—	$313	$48,910
Special Mention	85	120	70	30	32	1	282	—	—	620
Substandard Accrual	248	114	39	57	53	17	500	—	—	1,028
Non-accrual	95	55	11	9	36	6	135	—	—	347
Total commercial and industrial	$12,376	$7,456	$3,397	$2,393	$1,147	$3,307	$20,516	$—	$313	$50,905

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$1,058	$1,175	$929	$479	$519	$626	$89	$—	$(5)	$4,870
Special Mention	7	32	17	10	15	12	2	—	—	95
Substandard Accrual	10	16	36	35	5	6	1	—	—	109
Non-accrual	1	2	9	1	5	11	—	—	—	29
Total commercial real estate mortgage—owner-occupied:	$1,076	$1,225	$991	$525	$544	$655	$92	$—	$(5)	$5,103

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$115	$79	$22	$15	$15	$38	$1	$—	$—	$285
Special Mention	—	—	—	—	2	—	—	—	—	2
Substandard Accrual	2	—	2	—	—	1	—	—	—	5
Non-accrual	—	—	1	1	—	4	—	—	—	6
Total commercial real estate construction—owner-occupied:	$117	$79	$25	$16	$17	$43	$1	$—	$—	$298
Total commercial	$13,569	$8,760	$4,413	$2,934	$1,708	$4,005	$20,609	$—	$308	$56,306

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Commercial investor real estate mortgage:
Risk rating:
Pass	$2,332	$1,321	$634	$466	$257	$94	$490	$—	$(7)	$5,587
Special Mention	229	75	—	18	—	3	38	—	—	363
Substandard Accrual	107	—	74	138	68	3	—	—	—	390
Non-accrual	52	—	—	—	—	1	—	—	—	53
Total commercial investor real estate mortgage	$2,720	$1,396	$708	$622	$325	$101	$528	$—	$(7)	$6,393

Commercial investor real estate construction:
Risk rating:
Pass	$458	$402	$205	$112	$—	$1	$722	$—	$(16)	$1,884
Special Mention	25	52	—	—	—	—	5	—	—	82
Substandard Accrual	3	—	17	—	—	—	—	—	—	20
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$486	$454	$222	$112	$—	$1	$727	$—	$(16)	$1,986
Total investor real estate	$3,206	$1,850	$930	$734	$325	$102	$1,255	$—	$(23)	$8,379

Residential first mortgage:
FICO scores:
Above 720	$2,485	$4,455	$4,765	$899	$327	$2,445	$—	$—	$—	$15,376
681-720	337	412	313	83	42	300	—	—	—	1,487
620-680	168	183	129	53	34	295	—	—	—	862
Below 620	42	92	77	52	40	379	—	—	—	682
Data not available	27	45	47	13	4	98	2	—	167	403
Total residential first mortgage	$3,059	$5,187	$5,331	$1,100	$447	$3,517	$2	$—	$167	$18,810

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,620	$47	$—	$2,667
681-720	—	—	—	—	—	—	369	12	—	381
620-680	—	—	—	—	—	—	212	11	—	223
Below 620	—	—	—	—	—	—	99	8	—	107
Data not available	—	—	—	—	—	—	97	4	31	132
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,397	$82	$31	$3,510

Home equity loans
FICO scores:
Above 720	$436	$466	$250	$117	$106	$582	$—	$—	$—	$1,957
681-720	75	62	26	17	14	67	—	—	—	261
620-680	29	28	11	12	9	58	—	—	—	147
Below 620	4	8	4	5	7	38	—	—	—	66
Data not available	4	3	3	3	4	24	—	—	17	58
Total home equity loans	$548	$567	$294	$154	$140	$769	$—	$—	$17	$2,489

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$719	$—	$—	$719
681-720	—	—	—	—	—	—	246	—	—	246
620-680	—	—	—	—	—	—	204	—	—	204
Below 620	—	—	—	—	—	—	86	—	—	86
Data not available	—	—	—	—	—	—	9	—	(16)	(7)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,264	$—	$(16)	$1,248

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Other consumer- exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$102	$172	$96	$—	$—	$—	$370
681-720	—	—	—	30	40	23	—	—	—	93
620-680	—	—	—	17	30	17	—	—	—	64
Below 620	—	—	—	7	17	10	—	—	—	34
Data not available	—	—	—	1	3	3	—	—	2	9
Total other consumer- exit portfolios	$—	$—	$—	$157	$262	$149	$—	$—	$2	$570

Other consumer(2):
FICO scores:
Above 720	$2,072	$674	$382	$215	$99	$80	$119	$—	$—	$3,641
681-720	493	200	106	50	23	20	66	—	—	958
620-680	348	153	73	34	19	15	55	—	—	697
Below 620	102	69	38	20	12	8	23	—	—	272
Data not available	61	6	5	130	73	5	2	—	(153)	129
Total other consumer	$3,076	$1,102	$604	$449	$226	$128	$265	$—	$(153)	$5,697
Total consumer loans	$6,683	$6,856	$6,229	$1,860	$1,075	$4,563	$4,928	$82	$48	$32,324
Total Loans	$23,458	$17,466	$11,572	$5,528	$3,108	$8,670	$26,792	$82	$333	$97,009
________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Other consumer class includes overdrafts and related gross charge-offs. Overdrafts are included in the current vintage year and the majority of overdraft gross charge-offs for the twelve months ended December 31, 2023 are also included in the current vintage year.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of December 31, 2023 and December 31, 2022. Loans on non-accrual status with no related allowance totaled $280 million comprised of commercial and investor real estate loans at December 31, 2023. Loans on non-accrual status with no related allowance totaled $151 million comprised of commercial loans at December 31, 2022. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	2023
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$43	$21	$11	$75	$50,394	$471	$50,865
Commercial real estate mortgage—owner-occupied	3	2	—	5	4,851	36	4,887
Commercial real estate construction—owner-occupied	—	1	—	1	273	8	281
Total commercial	46	24	11	81	55,518	515	56,033
Commercial investor real estate mortgage	—	—	23	23	6,372	233	6,605
Commercial investor real estate construction	—	—	—	—	2,245	—	2,245
Total investor real estate	—	—	23	23	8,617	233	8,850
Residential first mortgage	104	48	95	247	20,185	22	20,207
Home equity lines	17	10	20	47	3,192	29	3,221
Home equity loans	10	4	7	21	2,433	6	2,439
Consumer credit card	11	8	20	39	1,341	—	1,341
Other consumer—exit portfolios	2	1	—	3	43	—	43
Other consumer	60	31	29	120	6,245	—	6,245
Total consumer	204	102	171	477	33,439	57	33,496
	$250	$126	$205	$581	$97,574	$805	$98,379

	2022
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$36	$20	$30	$86	$50,558	$347	$50,905
Commercial real estate mortgage—owner-occupied	7	2	1	10	5,074	29	5,103
Commercial real estate construction—owner-occupied	—	—	—	—	292	6	298
Total commercial	43	22	31	96	55,924	382	56,306
Commercial investor real estate mortgage	—	—	40	40	6,340	53	6,393
Commercial investor real estate construction	—	—	—	—	1,986	—	1,986
Total investor real estate	—	—	40	40	8,326	53	8,379
Residential first mortgage	87	45	81	213	18,779	31	18,810
Home equity lines	18	12	15	45	3,482	28	3,510
Home equity loans	8	3	8	19	2,483	6	2,489
Consumer credit card	9	7	15	31	1,248	—	1,248
Other consumer—exit portfolios	7	3	1	11	570	—	570
Other consumer	46	21	17	84	5,697	—	5,697
Total consumer	175	91	137	403	32,259	65	32,324
	$218	$113	$208	$539	$96,509	$500	$97,009

At December 31, 2023 and December 31, 2022, the Company had collateral-dependent commercial loans of $220 million and $162 million, respectively. At December 31, 2023, the Company had collateral-dependent investor real estate loans of $92 million. The collateral for commercial and investor real estate loans generally consists of business assets including real estate, receivables and equipment. At December 31, 2023 and December 31, 2022, the Company had collateral-dependent residential mortgage and home equity loans and lines totaling $93 million and $105 million, respectively. The collateral for these loans are secured by residential real estate.
MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
The majority of Regions' commercial and investor real estate modifications to troubled borrowers are the result of renewals of classified loans wherein there has been an interest rate reduction and/or maturity extension (that is considered other than insignificant). Similarly, Regions works to meet the individual needs of troubled consumer borrowers through its CAP. Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modifications may be offered to any borrower experiencing financial hardship regardless of the borrower's payment status. Consumer modifications to troubled borrowers primarily involve an interest rate reduction and/or a payment deferral or maturity extension that is considered other than insignificant. All CAP modifications that involve an interest rate reduction, principal forgiveness, other than insignificant payment deferral or term extension and/or a combination of these are disclosed as modifications to troubled borrowers because the customer documents a financial hardship in order to participate. Refer to Note 1 for additional information regarding the Company's modifications to troubled borrowers.
For each portfolio segment and class, the following table presents the end of period balance of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification in the twelve months ended December 31, 2023. During 2023, the Company did not make any modifications of principal forgiveness.

	2023
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Term Extension and Payment Deferral		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$379	0.75%	$139	0.27%	$—	—%	$37	0.07%	$555	1.09%
Commercial real estate mortgage—owner-occupied	3	0.05%	—	—%	—	—%	—	—%	3	0.06%
Commercial real estate construction—owner-occupied	2	0.67%	1	0.15%	—	—%	—	—%	3	0.81%
Total commercial	384	0.68%	140	0.25%	—	—%	37	0.07%	561	1.00%
Commercial investor real estate mortgage	213	3.23%	—	—%	—	—%	—	—%	213	3.23%
Total investor real estate	213	2.41%	—	—%	—	—%	—	—%	213	2.41%
Residential first mortgage	94	0.46%	2	0.01%	3	0.02%	—	—%	99	0.49%
Home equity lines	1	0.02%	—	—%	4	0.11%	—	—%	5	0.13%
Home equity loans	4	0.17%	—	—%	5	0.18%	—	—%	9	0.35%
Total consumer	99	0.29%	2	0.01%	12	0.03%	—	—%	113	0.34%
	$696	0.71%	$142	0.14%	$12	0.01%	$37	0.04%	$887	0.90%
____
(1) Amounts calculated based upon whole dollar values.
The end of period balance of unfunded commitments related to modifications to troubled borrowers in the twelve months ended December 31, 2023, was $106 million for commercial borrowers. Unfunded commitment balances for modifications to troubled borrowers for investor real estate and consumer loans were immaterial.

The following table presents the financial impact of modifications to troubled borrowers during 2023 by portfolio segment, class of financing receivable, and the type of modification. The table includes new modifications to troubled borrowers, as well as renewals of existing modifications to troubled borrowers.

	2023
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification		Term Extension and Payment Deferral
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate	Weighted-Average Term Extension	Weighted-Average Payment Deferral
	(In years, except for percentage data)
Commercial and industrial	1	0.5	—	—	3	3
Commercial real estate mortgage—owner-occupied	1.50	—	—	—	—	—
Commercial real estate construction—owner-occupied	0.25	—	—	—	—	—
Commercial investor real estate mortgage	0.83	—	—	—	—	—
Residential first mortgage	6	0.83	7	1%	—	—
Home equity lines	18	—	21	1%	—	—
Home equity loans	14	—	17	2%	—	—
In addition to the financial impacts in the table above, during the twelve months ended December 31, 2023, there were instances of commercial and industrial payment deferrals in which the amortization period was doubled to maturity.

The following table includes the end of period balances of aging and non-accrual performance for modifications to troubled borrowers modified in the twelve-month period since the adoption of related accounting guidance by portfolio segment and class.

	2023
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$355	$—	$5	$195	$555
Commercial real estate mortgage—owner-occupied	1	—	—	2	3
Commercial real estate construction—owner-occupied	—	—	—	3	3
Total commercial	356	—	5	200	561
Commercial investor real estate mortgage	151	—	—	62	213
Total investor real estate	151	—	—	62	213
Residential first mortgage	75	16	5	3	99
Home equity lines	5	—	—	—	5
Home equity loans	6	1	—	2	9
Total consumer	86	17	5	5	113
	$593	$17	$10	$267	$887
For modifications to troubled borrowers, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified as non-accrual status during the reporting period. As of December 31, 2023, subsequent defaults of the loans restructured as a modification to a troubled borrower during the twelve-month period ended December 31, 2023 totaled $116 million.
Prior to the Company’s adoption of new guidance related to modifications to borrowers experiencing financial difficulty, Regions accounted for loans in which the borrower was experiencing financial difficulty at the modification date and wherein Regions had granted a concession to the borrower as a TDR. Like modifications to troubled borrowers, TDRs were undertaken in order to improve the likelihood of repayment of a loan. However, TDR modifications were different because they may have had a stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fell outside of normal underwriting policies and procedures, or in limited circumstances forgiveness of principal and/or interest. Refer to Note 1 and Note 5 in the Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

The following table presents the end of period balance for loans modified in a TDR during the period presented by portfolio segment and class, and the financial impact of those modifications. The table includes modifications made to new TDRs, as well as renewals of existing TDRs.

	Twelve Months Ended December 31, 2022
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	50	$174	$—
Commercial real estate mortgage—owner-occupied	11	5	—
Commercial real estate construction—owner-occupied	—	3	—
Total commercial	61	182	—
Commercial investor real estate mortgage	5	48	—
Commercial investor real estate construction	—	—	—
Total investor real estate	5	48	—
Residential first mortgage	983	135	6
Home equity lines	94	6	4
Home equity loans	208	14	—
Consumer credit card	4	—	—
Other consumer—exit portfolios	—	—	—
Other consumer	5	—	—
Total consumer	1,294	155	10
	1,360	$385	$10
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
The table below presents an analysis of residential MSRs under the fair value measurement method for the years ended December 31:

	2023	2022	2021
	(In millions)
Carrying value, beginning of year	$812	$418	$296
Additions	27	44	77
Purchases (1)	158	301	72
Increase (decrease) in fair value(2):
Due to change in valuation inputs or assumptions	17	127	43
Economic amortization associated with borrower repayments (3)	(108)	(78)	(70)
Carrying value, end of year	$906	$812	$418
_________
(1)Purchases of residential MSRs can be structured with cash hold back provisions, therefore the timing of payment may be made in future periods.
(2)Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.
(3)Includes both total loan payoffs as well as partial paydowns. Regions' MSR decay methodology is a discounted net cash flow approach.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) as of December 31 are as follows:

	2023	2022
	(Dollars in millions)
Unpaid principal balance	$62,059	$54,603
Weighted-average CPR (%)	8.2%	7.4%
Estimated impact on fair value of a 10% increase	$(43)	$(50)
Estimated impact on fair value of a 20% increase	$(79)	$(89)
Option-adjusted spread (basis points)	482	507
Estimated impact on fair value of a 10% increase	$(19)	$(19)
Estimated impact on fair value of a 20% increase	$(39)	$(37)
Weighted-average coupon interest rate	3.8%	3.6%
Weighted-average remaining maturity (months)	302	308
Weighted-average servicing fee (basis points)	27.4	27.1
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $165 million, $137 million, and $102 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Regions' DUS portfolio totaled $87 million, $81 million and $86 million at December 31, 2023, 2022, and 2021, respectively. Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS MSRs was approximately $109 million at December 31, 2023 and $96 million at both December 31, 2022 and 2021.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $23 million, $24 million, and $25 million for the years ended December 31, 2023, 2022, and 2021 .
NOTE 7. OTHER EARNING ASSETS
Other earning assets consist of investments in Federal Reserve Bank stock, FHLB stock, marketable equity securities and other miscellaneous earning assets.
FEDERAL RESERVE BANK AND FHLB STOCK
The following table presents the amount of Regions' investments in Federal Reserve Bank and FHLB stock as of December 31:

	2023	2022
	(In millions)
Federal Reserve Bank stock	$434	$438
FHLB stock	18	15

MARKETABLE EQUITY SECURITIES
Marketable equity securities carried at fair value, which primarily consist of assets held for certain employee benefits and money market funds, are reported in other earning assets. Total marketable equity securities were $813 million and $529 million at December 31, 2023 and 2022, respectively. Unrealized gains recognized in earnings for marketable equity securities still being held by the Company were $15 million during 2023. Unrealized losses recognized in earnings for marketable equity securities still being held by the Company were $45 million during 2022. Unrealized gains recognized in earnings for marketable equity securities still being held by the Company were $20 million during 2021.
OTHER MISCELLANEOUS EARNING ASSETS
Other miscellaneous earning assets consist of long-term certificates of deposit at other institutions and other receivables, and, in periods prior to 2022, included operating lease assets. Other miscellaneous earning assets were $152 million and $326 million at December 31, 2023 and 2022, respectively.
NOTE 8. PREMISES, EQUIPMENT AND SOFTWARE, NET
A summary of premises, equipment and software, net at December 31 is as follows:

	2023	2022
	(In millions)
Land	$409	$420
Premises and improvements	1,555	1,680
Furniture and equipment	1,103	1,056
Software	1,034	969
Leasehold improvements	449	455
Construction in progress	150	101
	4,700	4,681
Accumulated depreciation and amortization	(3,058)	(2,963)
	$1,642	$1,718

NOTE 9. INTANGIBLE ASSETS
GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) at December 31 is presented as follows:

	2023	2022
	(In millions)
Corporate Bank	$3,006	$3,006
Consumer Bank	2,334	2,334
Wealth Management	393	393
	$5,733	$5,733
Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2023 by performing a quantitative assessment of goodwill at the reporting unit level. See Note 1 for additional information on the quantitative assessment. The results of the annual test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, the goodwill of each reporting unit is considered not impaired as of the testing date.
The Company continued to assess indicators of goodwill impairment through the date of the filing of this Annual Report, by performing a qualitative assessment of goodwill at the reporting unit level. In performing the qualitative assessment, the Company evaluated events and circumstances since the annual impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors and trends in the banking industry. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of each reporting unit exceeded its carrying amount through the date of the filing of this Annual Report; therefore, quantitative goodwill impairment tests were deemed unnecessary.

OTHER IDENTIFIABLE INTANGIBLE ASSETS
The following table presents other identifiable intangible assets and related accumulated amortization as of December 31:

	2023	2022	2023	2022	2023	2022
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(In millions)
Core deposit intangibles	$1,011	$1,011	$1,010	$1,006	$1	$5
Purchased credit card relationship assets	175	175	169	164	6	11
Relationship assets (1)	267	267	90	58	177	209
Other—amortizing (2)	26	26	24	21	2	5
Agency commercial real estate licenses (3)	16	16	—	—	16	16
Other—non-amortizing (4)	3	3	—	—	3	3
	$1,498	$1,498	$1,293	$1,249	$205	$249
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
The aggregate amount of amortization expense for amortizing intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2024	$36
2025	30
2026	25
2027	21
2028	18
Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. Regions concluded that no impairment for any identifiable intangible assets occurred during 2023, 2022 or 2021.

NOTE 10. DEPOSITS
The following schedule presents a detail of interest-bearing deposits at December 31:

	2023	2022
	(In millions)
Interest-bearing checking	$24,480	$25,676
Savings	12,604	15,662
Money market—domestic	33,364	33,285
Time deposits	14,972	5,772
Total interest-bearing deposits	$85,420	$80,395
At December 31, 2023, the aggregate amounts of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

December 31, 2023
(In millions)
2024	$12,900
2025	1,551
2026	269
2027	194
2028	40
Thereafter	18
$14,972

NOTE 11. BORROWED FUNDS
LONG-TERM BORROWINGS
Long-term borrowings at December 31 consist of the following:

	2023	2022
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$747	$747
1.80% senior notes due August 2028	646	646
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	153	153
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	(112)	(158)
	1,832	1,786
Regions Bank:
6.45% subordinated notes due June 2037	496	496
Other long-term debt	2	2
	498	498
	$2,330	$2,284
As disclosed above, Regions and Regions Bank had subordinated notes outstanding at December 31, 2023, which are by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines, subject to diminishing credit as the respective maturity dates approach and subject to certain transition provisions. None of the subordinated notes are redeemable prior to maturity, unless there is an occurrence of a qualifying capital event.
Regions Bank utilized long-term FHLB advances during 2023, but redeemed the advances prior to December 31, 2023 and recorded a $4 million pre-tax gain on the extinguishment. In 2022, neither Regions nor Regions Bank issued or redeemed any debt.
Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 6.5 percent, 5.1 percent, and 3.6 percent for the years ended December 31, 2023, 2022 and 2021, respectively. Further discussion of derivative instruments is included in Note 20.
The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank
	(In millions)
2024	$100	$—
2025	859	—
2026	—	—
2027	—	—
2028	575	—
Thereafter	298	498
	$1,832	$498
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

NOTE 12. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and selected off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Under the Basel III Rules, Regions is designated as a standardized approach bank. Regions is a "Category IV" institution under the Federal Reserve's rules for tailoring enhanced prudential standards.
Banking regulations identify five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2023 and 2022, Regions and Regions Bank exceeded all current regulatory requirements, and were classified as "well-capitalized." Management believes that no events or changes have occurred subsequent to December 31, 2023 that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require institutions to maintain minimum ratios of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (the "Leverage" ratio).
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022. At December 31, 2023, the net impact of the add-back on CET1 was approximately $204 million or approximately 16 basis points. The add-back amounts will decrease by approximately $100 million each year, or approximately 8 basis points, in the first quarters of 2024 and 2025.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 14 to the consolidated financial statements for further details regarding CCAR results.
The following tables summarize the applicable holding company and bank regulatory capital requirements:

	December 31, 2023(1)		Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Common equity Tier 1 capital:
Regions Financial Corporation	$12,976	10.26%	4.50%	7.00%	N/A
Regions Bank	14,136	11.22	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	$14,635	11.57%	6.00%	8.50%	6.00%
Regions Bank	14,136	11.22	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	$16,885	13.35%	8.00%	10.50%	10.00%
Regions Bank	16,057	12.74	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	$14,635	9.72%	4.00%	4.00%	N/A
Regions Bank	14,136	9.44	4.00	4.00	5.00%

	December 31, 2022		Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Common equity Tier 1 capital:
Regions Financial Corporation	$12,066	9.60%	4.50%	7.00%	N/A
Regions Bank	13,509	10.77	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	$13,725	10.91%	6.00%	8.50%	6.00%
Regions Bank	13,509	10.77	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	$15,767	12.54%	8.00%	10.50%	10.00%
Regions Bank	15,172	12.10	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	$13,725	8.90%	4.00%	4.00%	N/A
Regions Bank	13,509	8.80	4.00	4.00	5.00%
 _________
(1)The 2023 Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated
(2)Reflects Regions' SCB of 2.50%. SCB does not apply to leverage capital ratios.

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
In addition, Regions must adhere to various HUD regulatory guidelines including required minimum capital to maintain their HUD approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2023, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.
NOTE 13. LEASES
LESSEE
As of December 31, 2023, assets and liabilities recorded under operating leases for properties were $462 million and $535 million, respectively, and $474 million and $553 million, respectively, as of December 31, 2022. The difference between the asset and liability balance is largely driven by increases in rent over the lease term and any strategic decisions to exit a lease location early, resulting in derecognition of the asset. The asset is recorded within other assets, and the lease liability is recorded within other liabilities on the consolidated balance sheets. Lease expense, which is operating lease costs recorded within net occupancy expense, was $85 million, $86 million, and $87 million for the years ended December 31, 2023, 2022, and 2021 respectively.
Other information related to operating leases at December 31 is as follows:

	2023	2022
Weighted-average remaining lease term (years)	9.6 years	10.0 years
Weighted-average discount rate (%)	2.9%	2.6%
Future, undiscounted minimum lease payments on operating leases are as follows:

December 31, 2023
(In millions)
2024	$92
2025	88
2026	75
2027	63
2028	51
Thereafter	262
Total lease payments	631
Less: Imputed interest	96
Total present value of lease liabilities	$535

LESSOR
The following tables present a summary of Regions' sales-type, direct financing and leveraged leases for the years ended December 31.

	Net Interest Income
	2023	2022	2021
	(In millions)
Sales-Type and Direct Financing	$65	$52	$59
Leveraged(1)	2	12	14
	$67	$64	$73
_________
(1)Leveraged lease income is shown pre-tax and related tax expense is immaterial for all periods presented. Leveraged lease termination gains excluded from amounts presented above were immaterial for all periods presented.

	As of December 31, 2023
	Sales-Type and Direct Financing	Leveraged	Total
	(In millions)
Lease receivable	$1,397	$123	$1,520
Unearned income	(211)	(47)	(258)
Guaranteed residual	96	—	96
Unguaranteed residual	188	118	306
Total net investment	$1,470	$194	$1,664

	As of December 31, 2022
	Sales-Type and Direct Financing	Leveraged	Total
	(In millions)
Lease receivable	$1,236	$140	$1,376
Unearned income	(189)	(62)	(251)
Guaranteed residual	71	—	71
Unguaranteed residual	173	134	307
Total net investment	$1,291	$212	$1,503
The following table presents the minimum future payments due from customers for sales-type and direct financing leases:

December 31, 2023
Sales-Type and Direct Financing
(In millions)
2024	$332
2025	268
2026	228
2027	159
2028	103
Thereafter	307
$1,397

NOTE 14. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										2023	2022
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series B	4/29/2014	9/15/2024	6.375%	(2)	$500	$1,000	$25	1/40th	500,000	$433	$433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	500,000	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	3,500	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
					$1,750				1,403,500	$1,659	$1,659
_________
(1)Dividends on all series of preferred stock, if declared, accrue and are payable quarterly in arrears.
(2)Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2024, 6.375%, and (ii) for each period beginning on or after September 15, 2024, three-month CME Term SOFR plus 3.536%.
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
The Board of Directors declared a total of $98 million and $99 million in cash dividends on all series of preferred stock during years 2023 and 2022, respectively.
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
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of December 31, 2023, Regions had repurchased approximately 17 million shares of common stock at a total cost of $267 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Regions declared $0.88 per share in cash dividends for 2023, $0.74 for 2022, and $0.65 for 2021.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the years ended December 31 :

	2023
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,481)	$1,138	$(3,343)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(11)	$2	$(9)
Reclassification adjustments for amortization on unrealized losses (2)	2	(1)	1
Ending balance	$(9)	$1	$(8)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,433)	$872	$(2,561)
Unrealized gains (losses) arising during the period	669	(168)	501
Reclassification adjustments for securities (gains) losses realized in net income (3)	5	(1)	4
Change in AOCI from securities available for sale activity in the period	674	(169)	505
Ending balance	$(2,759)	$703	$(2,056)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(468)	$119	$(349)
Unrealized gains (losses) on derivatives arising during the period	(167)	43	(124)
Reclassification adjustments for (gains) losses realized in net income (2)	236	(60)	176
Change in AOCI from derivative activity in the period	69	(17)	52
Ending balance	$(399)	$102	$(297)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(569)	$145	$(424)
Net actuarial gains (losses) arising during the period	(82)	21	(61)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	45	(11)	34
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	(37)	10	(27)
Ending balance	$(606)	$155	$(451)

Total other comprehensive income (loss)	708	(177)	531
Total accumulated other comprehensive income (loss), end of period	$(3,773)	$961	$(2,812)

	2022
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$387	$(98)	$289

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(14)	$3	$(11)
Reclassification adjustments for amortization on unrealized (gains) losses (2)	3	(1)	2
Ending balance	$(11)	$2	$(9)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$218	$(55)	$163
Unrealized gains (losses) arising during the period	(3,652)	927	(2,725)
Reclassification adjustments for securities losses realized in net income (3)	1	—	1
Change in AOCI from securities available for sale activity in the period	(3,651)	927	(2,724)
Ending balance	$(3,433)	$872	$(2,561)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$830	$(209)	$621
Unrealized gains (losses) on derivatives arising during the period	(1,158)	292	(866)
Reclassification adjustments for (gains) losses realized in net income (2)	(140)	36	(104)
Change in AOCI from derivative activity in the period	(1,298)	328	(970)
Ending balance	$(468)	$119	$(349)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(647)	$163	$(484)
Net actuarial gains (losses) arising during the period	40	(7)	33
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	38	(11)	27
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	78	(18)	60
Ending balance	$(569)	$145	$(424)

Total other comprehensive income (loss)	(4,868)	1,236	(3,632)
Total accumulated other comprehensive income (loss), end of period	$(4,481)	$1,138	$(3,343)

	2021
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$1,759	$(444)	$1,315

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(21)	$5	$(16)
Reclassification adjustments for amortization on unrealized (gains) losses (2)	7	(2)	5
Ending balance	$(14)	$3	$(11)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$1,062	$(268)	$794
Unrealized gains (losses) arising during the period	(841)	212	(629)
Reclassification adjustments for securities (gains) losses realized in net income (3)	(3)	1	(2)
Change in AOCI from securities available for sale activity in the period	(844)	213	(631)
Ending balance	$218	$(55)	$163
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,610	$(406)	$1,204
Unrealized gains (losses) on derivatives arising during the period	(354)	89	(265)
Reclassification adjustments for (gains) losses realized in net income (2)	(426)	108	(318)
Change in AOCI from derivative activity in the period	(780)	197	(583)
Ending balance	$830	$(209)	$621
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(892)	$225	$(667)
Net actuarial gains (losses) arising during the period	180	(46)	134
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	65	(16)	49
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	245	(62)	183
Ending balance	$(647)	$163	$(484)

Total other comprehensive income (loss)	(1,372)	346	(1,026)
Total accumulated other comprehensive income (loss), end of period	$387	$(98)	$289
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

NOTE 15. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

		2023	2022	2021
	(In millions, except per share data)
Numerator:
Net income	Net income	$2,074	$2,245	$2,521
Preferred stock dividends and other (1)		(98)	(99)	(121)
Net income available to common shareholders		$1,976	$2,146	$2,400
Denominator:
Weighted-average common shares outstanding—basic		$936	$935	$956
Potential common shares		2	7	7
Weighted-average common shares outstanding—diluted		$938	$942	963
Earnings per common share:
Basic		$2.11	$2.29	$2.51
Diluted		$2.11	$2.28	$2.49
________
(1)Preferred stock dividends and other for the year ended December 31, 2021 includes $13 million of issuance costs associated with the redemption of Series A preferred shares in 2021.

The effects from the assumed exercise of restricted stock units and awards and performance stock units totaling 6 million for year ended December 31, 2023 and 4 million for both years ended December 31, 2022 and December 31, 2021 were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
On April 23, 2015, the shareholders of the Company approved the Regions Financial Corporation 2015 LTIP, which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the CHR Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 24 million at December 31, 2023.
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
The following table summarizes the elements of compensation cost recognized in the consolidated statements of income for the years ended December 31:

	2023	2022	2021
	(In millions)
Compensation cost of share-based compensation awards:
Restricted and performance stock awards	$61	$60	$57
Tax benefits related to share-based compensation cost	(16)	(15)	(14)
Compensation cost of share-based compensation awards, net of tax	$45	$45	$43
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During 2023, 2022 and 2021, Regions made restricted stock grants that vest upon satisfaction of service conditions and restricted stock award and performance stock award grants that vest based upon service conditions and performance conditions. Incremental shares earned above the performance target associated with previous performance stock awards are included when and if performance targets are achieved. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

Activity related to restricted stock awards and performance stock awards for 2023, 2022 and 2021 is summarized as follows:

	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2020	11,682,160	$12.14
Granted	2,984,065	21.18
Vested	(3,227,513)	15.91
Forfeited	(231,818)	13.24
Non-vested at December 31, 2021	11,206,894	$13.39
Granted	2,831,304	21.39
Vested	(3,543,152)	14.24
Forfeited	(331,283)	14.73
Non-vested at December 31, 2022	10,163,763	$15.23
Granted	3,943,474	17.54
Vested	(5,844,477)	10.25
Forfeited	(262,719)	18.08
Non-vested at December 31, 2023	8,000,041	$19.90
As of December 31, 2023, the pre-tax amount of non-vested restricted stock, restricted stock units and performance stock units not yet recognized was $60 million, which will be recognized over a weighted-average period of 1.68 years. The total fair value of shares vested during the years ended December 31, 2023, 2022, and 2021, was $109 million, $76 million, and $75 million, respectively. No share-based compensation costs were capitalized during the years ended December 31, 2023, 2022, or 2021.
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
The following table sets forth the plans’ change in benefit obligation, plan assets and funded status, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Qualified Plans		Non-qualified Plans		Total
	2023	2022	2023	2022	2023	2022
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of year	$1,623	$2,281	$127	$156	$1,750	$2,437
Service cost	21	34	1	2	22	36
Interest cost	86	56	6	3	92	59
Actuarial (gains) losses	49	(568)	14	(17)	63	(585)
Benefit payments	(132)	(108)	(8)	(8)	(140)	(116)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	(69)	(58)	(9)	(58)	(78)
Projected benefit obligation, end of year	$1,644	$1,623	$82	$127	$1,726	$1,750
Change in plan assets
Fair value of plan assets, beginning of year	$1,970	$2,554	$—	$—	$1,970	$2,554
Actual return on plan assets	101	(404)	—	—	101	(404)
Company contributions	—	—	66	17	66	17
Benefit payments	(132)	(108)	(8)	(8)	(140)	(116)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	(69)	(58)	(9)	(58)	(78)
Fair value of plan assets, end of year	$1,936	$1,970	$—	$—	$1,936	$1,970
Funded status and accrued benefit (cost) at measurement date	$292	$347	$(82)	$(127)	$210	$220
Amount recognized in the Consolidated Balance Sheets:
Other assets	$292	$347	$—	$—	$292	$347
Other liabilities	—	—	(82)	(127)	(82)	(127)
	$292	$347	$(82)	$(127)	$210	$220
Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss	$580	$537	$29	$36	$609	$573

The accumulated benefit obligation for the qualified plans was $1.6 billion and $1.5 billion as of December 31, 2023 and 2022, respectively. Total plan assets exceeded the corresponding accumulated benefit obligation for the qualified plans as of December 31, 2023 and 2022. The accumulated benefit obligation for the non-qualified plans was $82 million and $127 million as of December 31, 2023 and 2022, respectively, which exceeded all corresponding plan assets for each period. As of December 31, 2023 and 2022, the actuarial (gains) losses related to the change in the benefit obligation were primarily driven by changes in the discount rate.
Net periodic pension cost (benefit) included the following components for the years ended December 31:

	Qualified Plans			Non-qualified Plans			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	(In millions)
Service cost	$21	$34	$38	$1	$2	$3	$22	$36	$41
Interest cost	86	56	49	6	3	2	92	59	51
Expected return on plan assets	(120)	(139)	(142)	—	—	—	(120)	(139)	(142)
Amortization of actuarial loss	24	25	46	4	7	8	28	32	54
Settlement charge	—	4	—	17	2	11	17	6	11
Net periodic pension (benefit) cost	$11	$(20)	$(9)	$28	$14	$24	$39	$(6)	$15
The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
The assumptions used to determine benefit obligations at December 31 are as follows:

	Qualified Plans		Non-qualified Plans
	2023	2022	2023	2022
Discount rate	5.15%	5.42%	5.08%	5.38%
Rate of annual compensation increase	4.00%	4.00%	3.00%	3.00%

The weighted-average assumptions used to determine net periodic pension (benefit) cost for the years ended December 31 are as follows:

	Qualified Plans			Non-qualified Plans
	2023	2022	2021	2023	2022	2021
Discount rate	5.42%	2.85%	2.48%	5.42%	2.72%	2.20%
Expected long-term rate of return on plan assets	6.37%	5.62%	5.87%	N/A	N/A	N/A
Rate of annual compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%
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
The expected long-term rate of return on the qualified plans' assets is based on an estimated reasonable range of probable returns. The assumption is established by considering historical and anticipated returns of the asset classes invested in by the qualified plans and the allocation strategy currently in place among those classes. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management. For 2024, the weighted-average expected long-term rate of return on plan assets is 6.37 percent, using the weighted fair value of plan assets as of December 31, 2023.
The qualified plans' investment strategy is continuing to shift from focusing on maximizing asset returns to minimizing funding ratio volatility, with a planned increase in the allocation to fixed income securities. The combined target asset allocation is 33 percent equities, 62 percent fixed income securities and 5 percent in all other types of investments. Equity securities include investments in large and small/mid cap companies primarily located in the U.S., international equities, and private equities. Fixed income securities include investments in corporate and government bonds, asset-backed securities and any other fixed income investments as allowed by respective prospectuses and other offering documents. Other types of investments may include hedge funds and real estate funds that follow several different strategies. The plans' assets are highly diversified with respect to asset class, security and manager. Investment risk is controlled with the plans' assets rebalancing to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.
Regions’ qualified plans have a portion of their investments in Regions' common stock. At December 31, 2023, the plans held 2,855,618 shares, which represents a total market value of approximately $55 million, or approximately 3 percent of the plans' assets.

The following table presents the fair value of Regions’ qualified pension plans’ financial assets as of December 31:

	2023				2022
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Cash and cash equivalents	$74	$—	$—	$74	$34	$—	$—	$34
Fixed income securities:
U.S. Treasury securities	$359	$—	$—	$359	$280	$—	$—	$280
Federal agency securities	—	7	—	7	—	15	—	15
Corporate bonds and other debt	—	603	—	603	—	354	—	354
Total fixed income securities	$359	$610	$—	$969	$280	$369	$—	$649
Equity securities:
Domestic	$132	$—	$—	$132	$135	$—	$—	$135
International	—	—	—	—	130	—	—	130
Total equity securities	$132	$—	$—	$132	$265	$—	$—	$265
International mutual funds	$103	$—	$—	$103	$125	$—	$—	$125
Total assets in the fair value hierarchy	$668	$610	$—	$1,278	$704	$369	$—	$1,073
Collective trust funds:
Fixed income fund (1)				$111				$340
Common stock fund (1)				119				168
International fund (1)				117				40
Total collective trust funds				$347				$548
Real estate funds measured at NAV (1)				$144				$177
Private equity funds measured at NAV (1)				$167				$172
				$1,936				$1,970
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

Information about the expected cash flows for the qualified and non-qualified plans is as follows:

	Qualified Plans	Non-qualified Plans
	(In millions)
Expected Employer Contributions:
2024	$—	$9
Expected Benefit Payments:
2024	$122	$9
2025	124	9
2026	125	10
2027	127	9
2028	126	9
Next five years	602	35
OTHER PLANS
Regions has a defined-contribution 401(k) plan that includes a Company match of eligible employee contributions. Eligible employees include those who have been employed for one year and have worked a minimum of 1,000 hours. The Company match is invested based on the employees' allocation elections. Regions provides an automatic 2 percent cash 401(k) contribution to eligible employees regardless of whether or not they are contributing to the 401(k) plan. To receive this contribution, employees must be employed at the end of the year and not actively accruing a benefit in the Regions’ pension plans. Regions’ cash contribution was approximately $24 million for 2023 and $22 million for 2022 and 2021. For 2023, 2022 and 2021, eligible employees who were already contributing to the 401(k) plan received up to a 5 percent Company match plus the automatic 2 percent cash contribution. Regions’ match to the 401(k) plan on behalf of employees totaled $72 million in 2023, $67 million in 2022, and $63 million in 2021. Regions’ 401(k) plan held 16 million shares of Regions' common stock at both December 31, 2023 and 2022. The 401(k) plan received approximately $13 million, $12 million and $11 million in dividends on Regions' common stock for the years ended December 31, 2023, 2022 and 2021, respectively.
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
NOTE 18. OTHER NON-INTEREST INCOME AND EXPENSE
The following is a detail of other non-interest income for the years ended December 31:

	2023	2022	2021
	(In millions)
Investment services fee income	$138	$122	$104
Commercial credit fee income	105	96	91
Bank-owned life insurance	78	62	82
Market value adjustments on employee benefit assets	15	(45)	20
Insurance proceeds (1)	—	50	—
Gain on equity investment (2)	—	—	3
Other miscellaneous income	185	199	223
	$521	$484	$523
______
(1)In 2022, the Company settled a previously disclosed matter with the CFPB and received an insurance reimbursement related to the settlement.
(2)This amount represents a gain on the sale of an equity investment that was sold in the first quarter of 2021.

The following is a detail of other non-interest expense for the years ended December 31:

	2023	2022	2021
	(In millions)
Outside services	$163	$157	$156
Marketing	110	102	106
Professional, legal and regulatory expenses	85	263	98
Credit/checkcard expenses	60	66	62
FDIC insurance assessments	228	61	45
Operational losses	212	56	46
Branch consolidation, property and equipment charges	7	3	5
Visa class B shares expense	28	24	22
Early extinguishment of debt	(4)	—	20
Other miscellaneous expenses	410	326	314
	$1,299	$1,058	$874
NOTE 19. INCOME TAXES
The components of income tax expense for the years ended December 31 were as follows:

	2023	2022	2021
	(In millions)
Current income tax expense:
Federal	$417	$493	$456
State	84	116	73
Total current expense	$501	$609	$529
Deferred income tax expense (benefit):
Federal	$25	$26	$132
State	7	(4)	33
Total deferred expense	$32	$22	$165
Total income tax expense	$533	$631	$694
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
The Company accounts for investment tax credits using the deferral method. Investment tax credits generated totaled $94 million, $67 million and $64 million for 2023, 2022, and 2021, respectively.
Income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 21 percent as shown in the following table:

	2023	2022	2021
	(Dollars in millions)
Tax on income computed at statutory federal income tax rate	$547	$604	$675
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	72	88	83
Non-deductible expenses	33	34	18
Tax-exempt interest	(38)	(33)	(30)
Affordable housing credits, net of amortization	(42)	(32)	(25)
Bank-owned life insurance	(19)	(16)	(20)
Other, net	(20)	(14)	(7)
Income tax expense(1)	$533	$631	$694
Effective tax rate	20.5%	22.0%	21.6%
__________
(1) Income tax expense includes gross amortization of affordable housing investments of $166 million, $149 million, and $139 million for 2023, 2022 and 2021, respectively.

Significant components of the Company’s net deferred tax asset at December 31 are listed below:

	2023	2022
	(In millions)
Deferred tax assets:
Unrealized losses included in shareholders' equity	$961	$1,138
Allowance for credit losses	430	401
Right of use liability	129	136
Accrued expenses	87	61
Other	20	47
Federal and state net operating losses, net of federal tax effect	31	40
Total deferred tax assets	1,658	1,823
Less: valuation allowance	(21)	(21)
Total deferred tax assets less valuation allowance	1,637	1,802
Deferred tax liabilities:
Lease financing	439	403
Right of use asset	121	128
Mortgage servicing rights	95	122
Goodwill and intangibles	112	103
Fixed assets	30	52
Employee benefits and deferred compensation	37	29
Other	62	22
Total deferred tax liabilities	896	859
Net deferred tax asset	$741	$943
The following table provides details of the Company’s net operating loss carryforwards at December 31, 2023, including the expiration dates and related valuation allowance:

	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance
	(In millions)
Net operating losses-federal	None	9	—	9
Net operating losses-states	2024-2028	13	13	—
Net operating losses-states	2029-2035	3	2	1
Net operating losses-states	2036-2043	3	2	1
Net operating losses-states	None	3	2	1
		$31	$19	$12

The Company believes that a portion of the state net operating loss carryforwards will not be realized due to certain state statutory limitations. Accordingly, a valuation allowance has been established in the amount of $19 million against such benefits at December 31, 2023 compared to $21 million at December 31, 2022.
A reconciliation of the beginning and ending amount of UTB is as follows:

	2023	2022	2021
	(In millions)
Balance at beginning of year	$8	$9	$12
Additions based on tax positions taken in a prior period	3	—	—
Settlements	—	—	(2)
Expiration of statute of limitations	—	(1)	(1)
Balance at end of year	$11	$8	$9
The Company files U.S. federal, state, and local income tax returns. The Company is in the IRS’s Compliance Assurance Process program and examinations of the U.S federal consolidated income tax return for tax years through 2021 have been completed. With limited exceptions, the Company is no longer subject to state and local tax examinations for tax years prior to 2019. Currently, there are no material disputed tax positions with federal or state taxing authorities. Accordingly, the Company does not anticipate that any adjustments relating to federal or state tax examinations will result in material changes to its business, financial position, results of operations or cash flows.
There are no expected decreases to the potential liability for UTBs during the next twelve months.
As of December 31, 2023, 2022 and 2021, the balances of the Company’s UTBs that would reduce the effective tax rates, if recognized, were $11 million, $8 million and $7 million, respectively.

Interest and penalties related to UTBs are recorded in the provision for income taxes. During the years ended December 31, 2023, 2022 and 2021, the Company recognized an immaterial expense (benefit) for gross interest and penalties. As of December 31, 2023 and 2022, the Company had an immaterial gross liability for interest and penalties related to UTBs.
NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments.

	2023			2022
	Notional Amount(1)	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)(2)	Loss(1)(2)		Gain(2)	Loss(2)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,975	$1	$121	$1,423	$1	$158
Derivatives in cash flow hedging relationships:
Interest rate swaps	29,550	43	580	30,600	19	668
Interest rate options	2,000	21	13	—	—	—
Total derivatives in cash flow hedging relationships	31,550	64	593	30,600	19	668
Total derivatives designated as hedging instruments	$34,525	$65	$714	$32,023	$20	$826
Derivatives not designated as hedging instruments:
Interest rate swaps	$99,892	$1,769	$1,718	$94,220	$2,315	$2,335
Interest rate options	13,497	66	57	12,506	94	85
Interest rate futures and forward commitments	655	7	12	985	8	5
Other contracts	12,007	198	190	12,173	172	127
Total derivatives not designated as hedging instruments	$126,051	$2,040	$1,977	$119,884	$2,589	$2,552
Total derivatives	$160,576	$2,105	$2,691	$151,907	$2,609	$3,378

Total gross derivative instruments, before netting		$2,105	$2,691		$2,609	$3,378
Less: Netting adjustments (3)		2,029	1,560		2,504	1,925
Total gross derivative instruments, after netting		$76	$1,131		$105	$1,453
_________
(1)In the second quarter of 2023, the Company entered into additional trades to transition remaining derivative exposure from LIBOR to SOFR. As a part of this transition, the Company applied certain optional expedients and exceptions in previously adopted accounting relief for hedges.
(2)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. Includes accrued interest as applicable.
(3)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements, and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral. Cash collateral, all of which is included as a netting adjustment, totaled $243 million and $185 million for derivative assets at December 31, 2023 and 2022, respectively. Cash collateral totaled $43 million and $90 million for derivative liabilities at December 31, 2023 and 2022, respectively.
HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. See Note 1 for additional information regarding accounting policies for derivatives.
FAIR VALUE HEDGES
Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment.
Regions enters into interest rate swap agreements to manage interest rate exposure on the Company’s fixed-rate borrowings and time deposits. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreements. Regions also enters into interest rate swap agreements to manage interest rate exposure on certain of the Company's fixed-rate prepayable and non-prepayable debt securities available for sale. These agreements involve the payment of fixed-rate amounts in exchange for floating-rate interest receipts.
CASH FLOW HEDGES
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions.
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay SOFR interest rate swaps and interest rate options. As of December 31, 2023, Regions is hedging its exposure to the variability in future cash flows into 2031.
As of December 31, 2023, cash flow hedges were held at a pre-tax net loss of $399 million, which includes pre-tax net gains of $90 million related to terminated cash flow floors and swaps. Regions expects to reclassify into earnings approximately $309 million in pre-tax expenses due to the net receipt/ payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $61 million in pre-tax net gains related to the amortization of terminated cash flow floors and swaps.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	2023
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$749	$5,733	$(226)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$—	$(64)
Recognized on derivatives	(6)	—	46
Recognized on hedged items	6	—	(46)
Income (expense) recognized on fair value hedges	$(1)	$—	$(64)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(236)	$—
Income (expense) recognized on cash flow hedges	$—	$(236)	$—

	2022
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$688	$4,088	$(119)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$41	$—	$(16)
Recognized on derivatives	—	—	(124)
Recognized on hedged items	—	—	124
Income (expense) recognized on fair value hedges	$41	$—	$(16)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$140	$—
Income (expense) recognized on cash flow hedges	$—	$140	$—

	2021
	Interest Income	Interest Expense
	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$3,452	$(103)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$19
Recognized on derivatives	—	(51)
Recognized on hedged items	—	51
Income (expense) recognized on fair value hedges	$—	$19

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$426	$—
Income (expense) recognized on cash flow hedges	$426	$—
____
(1)See Note 14 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax
The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	2023		2022
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale(1)(2)	$1,653	$5	$23	$—
Long-term borrowings	(1,286)	112	(1,239)	158
Time deposits	(252)	—	—	—
_____
(1) As of December 31, 2023, the Company designated interest rate swaps as fair value hedges of debt securities available for sale under the portfolio layer method under which the Company designated $1.0 billion as the hedged amount from a closed portfolio of prepayable financial assets with a carrying amount of $1.3 billion.
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2023 and December 31, 2022, Regions had $124 million and $118 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At December 31, 2023 and December 31, 2022, Regions had $267 million and $233 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions uses various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of December 31, 2023 and December 31, 2022, the total notional amount related to these contracts was $3.3 billion and $3.4 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

Derivatives Not Designated as Hedging Instruments	2023	2022	2021
	(In millions)
Capital markets income:
Interest rate swaps	$(17)	$108	$46
Interest rate options	42	23	28
Interest rate futures and forward commitments	13	10	15
Other contracts	11	11	4
Total capital markets income	49	152	93
Mortgage income:
Interest rate swaps	(14)	(118)	(45)
Interest rate options	1	(14)	(32)
Interest rate futures and forward commitments	(10)	(4)	13
Total mortgage income	(23)	(136)	64
	$26	$16	$29
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2024 and 2029. Swap participations, whereby Regions has sold credit protection have maturities between 2024 and 2035. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of December 31, 2023 was approximately $418 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2023 and 2022 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2023 and December 31, 2022, were $29 million and $17 million, respectively, for which Regions had posted collateral of $32 million and $20 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis as of December 31:

	2023				2022
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$1,223	$—	$—	$1,223	$1,187	$—	$—	$1,187
Federal agency securities	—	1,043	—	1,043	—	836	—	836
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities:
Residential agency	—	17,372	—	17,372	—	16,954	—	16,954
Residential non-agency	—	—	—	—	—	—	1	1
Commercial agency	—	7,307	—	7,307	—	7,613	—	7,613
Commercial non-agency	—	83	—	83	—	186	—	186
Corporate and other debt securities	—	1,073	1	1,074	—	1,153	1	1,154
Total debt securities available for sale	$1,223	$26,880	$1	$28,104	$1,187	$26,744	$2	$27,933
Loans held for sale	$—	$201	$—	$201	$—	$177	$19	$196
Marketable equity securities in other earning assets	$813	$—	$—	$813	$529	$—	$—	$529
Residential mortgage servicing rights	$—	$—	$906	$906	$—	$—	$812	$812
Derivative assets (2):
Interest rate swaps	$—	$1,813	$—	$1,813	$—	$2,335	$—	$2,335
Interest rate options	—	83	4	87	—	91	3	94
Interest rate futures and forward commitments	—	7	—	7	—	8	—	8
Other contracts	—	198	—	198	3	169	—	172
Total derivative assets	$—	$2,101	$4	$2,105	$3	$2,603	$3	$2,609
Derivative liabilities (2):
Interest rate swaps	$—	$2,419	$—	$2,419	$—	$3,161	$—	$3,161
Interest rate options	—	70	—	70	—	85	—	85
Interest rate futures and forward commitments	—	12	—	12	—	5	—	5
Other contracts	—	189	1	190	2	124	1	127
Total derivative liabilities	$—	$2,690	$1	$2,691	$2	$3,375	$1	$3,378
_________
(1)All following disclosures related to Level 3 recurring assets do not include those deemed to be immaterial at December 31, 2023 and 2022.
(2)As permitted under U.S. GAAP, variation margin collateral payments made or received for derivatives that are centrally cleared are legally characterized as settled. As such, these derivative assets and derivative liabilities and the related variation margin collateral are presented on a net basis on the balance sheet.

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. See Note 6 for a reconciliation of beginning and ending balances of residential MSRs for the years ended December 31, 2023 and 2022.

RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS
Residential mortgage servicing rights
The significant unobservable inputs used in the fair value measurement of residential MSRs are OAS and CPR. This valuation requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk-adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs including servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 6 .
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2023 and 2022. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at December 31, 2023 and 2022 2021. are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	December 31, 2023
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$906	Discounted cash flow	Weighted-average CPR (%)	5.6% - 21.5% (8.2%)
			OAS (%)	4.5% - 8.2% (4.8%)

	December 31, 2022
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$812	Discounted cash flow	Weighted-average CPR (%)	6.1% - 15.1% (7.4%)
			OAS (%)	4.8% -8.2% (5.1%)
_______
(1)See Note 6 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

FAIR VALUE OPTION
The Company has elected the option to measure certain commercial mortgage loans held for sale at fair value. Commercial mortgage loans held for sale are valued based on traded market prices for comparable commercial mortgage-backed securitizations, into which the loans will be placed, adjusted for movements of interest rates and credit spreads. At December 31, 2023 and December 31, 2022, the balance of these loans was immaterial.
The Company has elected the option to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at December 31, 2023 and December 31, 2022.
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale. At December 31, 2023, the aggregate fair value of these loans totaled $184 million compared to aggregate unpaid principal of $177 million. At December 31, 2022, the aggregate fair value of these loans totaled $160 million compared to aggregate unpaid principal of $157 million.

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. The following details net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the years ended December 31, 2023 and 2022. A net gain resulting from changes in fair value of residential mortgage loans held for sale totaled $3 million during the year ended December 31, 2023. A net loss resulting from changes in fair value of residential mortgage loans held for sale totaled $17 million during the year ended December 31, 2022. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both December 31, 2023 and December 31, 2022.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2023 are as follows:

	2023
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$6,801	$6,801	$6,801	$—	$—
Debt securities held to maturity	754	716	—	716	—
Debt securities available for sale	28,104	28,104	1,223	26,880	1
Loans held for sale	400	400	—	397	3
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	95,141	91,352	—	—	91,352
Other earning assets	1,417	1,417	813	604	—
Derivative assets	2,105	2,105	—	2,101	4
Financial liabilities:
Derivative liabilities	2,691	2,691	—	2,690	1
Deposits with no stated maturity(4)	112,816	112,816	—	112,816	—
Time deposits(4)	14,972	14,905	—	14,905	—
Long-term borrowings	2,330	2,319	—	2,318	1
Loan commitments and letters of credit	156	156	—	—	156
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at December 31, 2023 was $3.8 billion or 4.0 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.7 billion at December 31, 2023.
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
The following tables present financial information for each reportable segment for the year ended December 31:

	2023
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$2,003	$3,132	$185	$—	$5,320
Provision for (benefit from) credit losses	343	279	8	(77)	553
Non-interest income	712	1,044	457	43	2,256
Non-interest expense	1,223	2,574	427	192	4,416
Income (loss) before income taxes	1,149	1,323	207	(72)	2,607
Income tax expense (benefit)	287	330	52	(136)	533
Net income	$862	$993	$155	$64	$2,074
Average assets	$69,520	$37,762	$2,044	$43,691	$153,017

	2022
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$1,961	$2,641	$184	$—	$4,786
Provision for (benefit from) credit losses	287	280	9	(305)	271
Non-interest income	803	1,165	426	35	2,429
Non-interest expense	1,184	2,296	404	184	4,068
Income before income taxes	1,293	1,230	197	156	2,876
Income tax expense (benefit)	323	308	50	(50)	631
Net income	$970	$922	$147	$206	$2,245
Average assets	$64,532	$36,623	$2,116	$56,121	$159,392

	2021
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,759	$2,016	$139	$—	$3,914
Provision for (benefit from) credit losses	295	254	10	(1,083)	(524)
Non-interest income	752	1,266	390	116	2,524
Non-interest expense	1,090	2,174	387	96	3,747
Income before income taxes	1,126	854	132	1,103	3,215
Income tax expense	282	213	33	166	694
Net income	$844	$641	$99	$937	$2,521
Average assets	$59,132	$34,309	$2,046	$58,782	$154,269

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
Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2023	2022
	(In millions)
Unused commitments to extend credit	$63,631	$65,460
Standby letters of credit	1,997	1,962
Commercial letters of credit	78	75
Liabilities associated with standby letters of credit	32	35
Assets associated with standby letters of credit	34	37
Reserve for unfunded credit commitments	124	118
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
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At December 31, 2023 and December 31, 2022, the Company's DUS servicing portfolio totaled approximately $6.2 billion and $4.9 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at December 31, 2023 and December 31, 2022, these serviced loans totaled approximately $653 million and $655 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $2.3 billion at December 31, 2023 and $1.8 billion at December 31, 2022. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both December 31, 2023 and December 31, 2022. Refer to Note 1 for additional information.
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

NOTE 24. REVENUE RECOGNITION
The following tables present total non-interest income disaggregated by major product category for each reportable segment for the period indicated (refer to Note 1 for descriptions of the accounting and reporting policies related to revenue recognition):

	Year Ended December 31, 2023
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Total
	(In millions)
Service charges on deposit accounts	$193	$396	$3	$—	$—	$592
Card and ATM fees	45	446	1	1	11	504
Capital markets income	92	—	—	1	129	222
Investment management and trust fee income	—	—	313	—	—	313
Mortgage income	—	—	—	—	109	109
Investment services fee income	—	—	138	—	—	138
Commercial credit fee income	—	—	—	—	105	105
Bank-owned life insurance	—	—	—	—	78	78
Securities gains (losses), net	—	—	—	—	(5)	(5)
Market value adjustments on employee benefit assets - other	—	—	—	—	15	15
Other miscellaneous income	40	51	2	—	92	185
	$370	$893	$457	$2	$534	$2,256

	Year Ended December 31, 2022
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Total
	(In millions)
Service charges on deposit accounts	$177	$458	$3	$2	$1	$641
Card and ATM fees	45	457	—	—	11	513
Capital markets income	108	—	—	—	231	339
Investment management and trust fee income	—	—	297	—	—	297
Mortgage income	—	—	—	—	156	156
Investment services fee income	—	—	122	—	—	122
Commercial credit fee income	—	—	—	—	96	96
Bank-owned life insurance	—	—	—	—	62	62
Insurance proceeds (2)	—	—	—	—	50	50
Securities gains (losses), net	—	—	—	—	(1)	(1)
Market value adjustments on employee benefit assets - other	—	—	—	—	(45)	(45)
Other miscellaneous income	43	51	3	—	102	199
	$373	$966	$425	$2	$663	$2,429

	Year Ended December 31, 2021
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Total
	(In millions)
Service charges on deposit accounts	$160	$480	$3	$—	$5	$648
Card and ATM fees	41	448	—	(1)	11	499
Capital markets income	149	—	—	—	182	331
Investment management and trust fee income	—	—	278	—	—	278
Mortgage income	—	—	—	—	242	242
Investment services fee income	—	—	104	—	—	104
Commercial credit fee income	—	—	—	—	91	91
Bank-owned life insurance	—	—	—	—	82	82
Securities gains (losses), net	—	—	—	—	3	3
Market value adjustments on employee benefit assets - other	—	—	—	—	20	20
Gain on equity investment	—	—	—	—	3	3
Other miscellaneous income	39	55	4	3	122	223
	$389	$983	$389	$2	$761	$2,524
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

NOTE 25. PARENT COMPANY ONLY FINANCIAL STATEMENTS
Presented below are condensed financial statements of Regions Financial Corporation:
 Balance Sheets

	December 31
	2023	2022
	(In millions)
Assets
Interest-bearing deposits in other banks	$1,869	$1,594
Debt securities available for sale	20	21
Premises and equipment, net	47	28
Investments in subsidiaries:
Banks	16,882	15,676
Non-banks	425	385
	17,307	16,061
Other assets	291	275
Total assets	$19,534	$17,979
Liabilities and Shareholders’ Equity
Long-term borrowings	$1,832	$1,786
Other liabilities	273	246
Total liabilities	2,105	2,032
Shareholders’ equity:
Preferred stock	1,659	1,659
Common stock	10	10
Additional paid-in capital	11,757	11,988
Retained earnings	8,186	7,004
Treasury stock, at cost	(1,371)	(1,371)
Accumulated other comprehensive income, net	(2,812)	(3,343)
Total shareholders’ equity	17,429	15,947
Total liabilities and shareholders’ equity	$19,534	$17,979
Statements of Income

	Year Ended December 31
	2023	2022	2021
	(In millions)
Income:
Dividends received from subsidiaries	$1,609	$1,351	$2,250
Interest from subsidiaries	1	4	8
Other	7	(3)	22
	1,617	1,352	2,280
Expenses:
Salaries and employee benefits	65	64	61
Interest expense	134	86	68
Equipment and software expense	(2)	4	4
Other	70	62	96
	267	216	229
Income before income taxes and equity in undistributed earnings of subsidiaries	1,350	1,136	2,051
Income tax benefit	(43)	(36)	(43)
Income before equity in undistributed earnings of subsidiaries and preferred stock dividends	1,393	1,172	2,094
Equity in undistributed earnings of subsidiaries:
Banks	644	1,066	372
Non-banks	37	7	55
	681	1,073	427
Net income	2,074	2,245	2,521
Preferred stock dividends	(98)	(99)	(121)
Net income available to common shareholders	$1,976	$2,146	$2,400

Statements of Cash Flows

	Year Ended December 31
	2023	2022	2021
	(In millions)
Operating activities:
Net income	$2,074	$2,245	$2,521
Adjustments to reconcile net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(681)	(1,073)	(427)
Provision for (benefit from) deferred income taxes	(4)	(3)	(21)
Depreciation, amortization and accretion, net	2	2	3
Loss on sale of assets	(6)	—	—
Loss (gain) on early extinguishment of debt	—	—	20
Net change in operating assets and liabilities:
Other assets	(11)	12	61
Other liabilities	(9)	(27)	1
Other	74	(89)	(51)
Net cash from operating activities	1,439	1,067	2,107
Investing activities:
(Investment in) / repayment of investment in subsidiaries	(8)	(23)	(21)
Proceeds from sales and maturities of debt securities available for sale	13	8	5
Purchases of debt securities available for sale	(11)	(9)	(3)
Other, net	(21)	—	—
Net cash from investing activities	(27)	(24)	(19)
Financing activities:
Proceeds from long-term borrowings	—	—	646
Payments on long-term borrowings	—	—	(1,424)
Cash dividends on common stock	(787)	(663)	(608)
Cash dividends on preferred stock	(98)	(99)	(108)
Net proceeds from issuance of preferred stock	—	—	390
Payment for redemption of preferred stock	—	—	(500)
Repurchases of common stock	(252)	(230)	(467)
Net cash from financing activities	(1,137)	(992)	(2,071)
Net change in cash and cash equivalents	275	51	17
Cash and cash equivalents at beginning of year	1,594	1,543	1,526
Cash and cash equivalents at end of year	$1,869	$1,594	$1,543

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2023, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the 2024 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “PROPOSAL 1—ELECTION OF DIRECTORS” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information regarding Regions’ executive officers is at the end of Item I of this Annual Report on Form 10-K.
Information regarding Regions’ Audit Committee included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Committees of the Board of Directors” is incorporated herein by reference.
Information regarding timeliness of filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “OWNERSHIP OF REGIONS COMMON STOCK—Delinquent Section 16(a) Reports” is incorporated herein by reference.
Information regarding Regions’ Code of Ethics for Senior Financial Officers included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Codes of Conduct” is incorporated herein by reference.
Item 11. Executive Compensation
All information presented under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF EXECUTIVE OFFICERS,” “COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT,” “DIRECTOR COMPENSATION,” and “CORPORATE GOVERNANCE—Compensation Committee Interlocks and Insider Participation” and “—Relationship of Compensation Policies and Practices to Risk Management” of the Proxy Statement are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All information presented under the caption “OWNERSHIP OF REGIONS COMMON STOCK” of the Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available Under Equity Compensation Plans (Excluding Securities in First Column)
Equity Compensation Plans Approved by Stockholders	—	$—	24,086,496	(b)
Equity Compensation Plans Not Approved by Stockholders	—	$—	—
Total	—	$—	24,086,496
_____
(a)Does not include outstanding restricted stock units of 8,000,041.
(b)Consists of shares available for future issuance under the Regions Financial Corporation 2015 Long Term Incentive Plan. In 2015, all prior long-term incentive plans were closed to new grants.
Item 13. Certain Relationships and Related Transactions, and Director Independence
All information presented under the captions “CORPORATE GOVERNANCE—Related Person Transactions,” and “—Director Independence” of the Proxy Statement is incorporated herein by reference.
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

Reports of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets—December 31, 2023 and 2022;
Consolidated Statements of Income—Years ended December 31, 2023, 2022 and 2021;
Consolidated Statements of Comprehensive Income—Years ended December 31, 2023, 2022 and 2021;
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2023, 2022 and 2021; and
Consolidated Statements of Cash Flows—Years ended December 31, 2023, 2022 and 2021.
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules.  The following consolidated financial statement schedules are included in Item 8. of this Form 10-K:
None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.
(b) Exhibits.  The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on April 28, 2014.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.4 to Form 8-A filed by registrant on April 29, 2019.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.1 to the Form 8-K Current Report filed by registrant on June 5, 2020.

3.5	Certificate of Designations, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by the registrant on May 3, 2021.

3.6	Bylaws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed by registrant on October 18, 2023.

4.1	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10 percent of the assets of the registrant and its subsidiaries on a consolidated basis.

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
4.2A
Amendment to Deposit Agreement, dated as of April 29, 2014, effective as of October 21, 2022, by and among Regions Financial Corporation, Computershare, Inc., Computershare Trust Company, N.A., and Broadridge Corporate Issuer Solutions, Inc. incorporated by reference to Exhibit 4.2A to Form 10-K Annual Report filed by the registrant on February 24, 2023.

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

4.5A
Amendment to Deposit Agreement, dated as of April 30, 2019, effective as of October 21, 2022, by and among Regions Financial Corporation, Computershare, Inc., Computershare Trust Company, N.A.,and Broadridge Corporate Issuer Solutions, Inc. incorporated by reference to Exhibit 4.5A to Form 10-K Annual Report filed by the registrant on February 24, 2023.

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

4.7A
Amendment to Deposit Agreement, dated as of June 5, 2020, effective as of October 21, 2022, by and among Regions Financial Corporation, Computershare, Inc., Computershare Trust Company, N.A., and Broadridge Corporate Issuer Solutions, Inc. incorporated by reference to Exhibit 4.7A to Form 10-K Annual Report filed by the registrant on February 24, 2023.

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

4.9A
Amendment to Deposit Agreement, dated as of May 4, 2021, effective as of October 21, 2022, by and among Regions Financial Corporation, Computershare, Inc., Computershare Trust Company, N.A., and Broadridge Corporate Issuer Solutions, Inc. incorporated by reference to Exhibit 4.9A to Form 10-K Annual Report filed by the registrant on February 24, 2023.

4.10	Form of depositary receipt representing the Series E Depositary Shares, incorporated by reference to Exhibit A to Exhibit 4.1 to the Form 8-A filed by registrant on May 3, 2021.

4.11	Description of Registered Securities.

SEC Assigned Exhibit Number	Description of Exhibits
10.1*	Regions Financial Corporation Director Compensation Program, effective April 20, 2022, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on May 6, 2022.

10.2*	Regions Financial Corporation Directors’ Deferred Restricted Stock Unit Plan, incorporated by reference to Exhibit 10.26 to Form 10-K Annual Report filed by registrant on February 22, 2019.

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

10.12*	Offer Letter with executive officer C. Dandridge Massey dated May 2, 2022, incorporated by reference to Exhibit 10.12 to Form 10-K Annual Report filed by the registrant on February 24, 2023.

10.13*	Repayment Agreement with executive officer C. Dandridge Massey dated May 2, 2022, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by the registrant on February 24, 2023.

10.14*
Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated March 10, 2015, for the Regions Annual Meeting of Stockholders held April 23, 2015.

SEC Assigned Exhibit Number	Description of Exhibits
10.15*	Amendment Number One to the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on May 5, 2017.

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

10.18*
Form of Associate Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 6, 2021.

10.19*
2020 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

10.20*
Form of Associate Performance Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 6, 2021.

10.21*
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

10.23*
Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan with executive officer C. Dandridge Massey dated July 1, 2022, incorporated by reference to Exhibit 10.26 to Form 10-K Annual Report filed by registrant on February 24, 2023.

10.24*	Regions Financial Corporation Executive Incentive Plan (Effective January 1, 2021), incorporated by reference to Exhibit 10.50 to Form 10-K Annual Report filed by registrant on February 24, 2021.

10.25*	Regions Financial Corporation Executive Incentive Plan (Amended and Restated Effective January 1, 2023).

10.26*
Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020), incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

10.27*
Amendment One to the Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020), incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on November 4, 2021.

10.28*
Amendment Two to the Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020), incorporated by reference to Exhibit 10.34 to Form 10-K Annual Report filed by registrant on February 24, 2022.

SEC Assigned Exhibit Number	Description of Exhibits

10.29*
Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.42 to Form 10-K Annual Report filed by registrant on February 21, 2020.

10.30*
Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2020.

10.31*
Amendment Number Two to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.1 to Form 8-K filed by registrant on October 19, 2021.

10.32*
Amendment Number Three to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.38 to Form 10-K Annual Report filed by registrant on February 24, 2022.

10.33*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005.

10.34*
Amendment Number 1 to AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.35*	Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.36 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.36*	Amendment Number Three to the AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.37*
Regions Financial Corporation Executive Severance Plan (Amended and Restated effective January 1, 2020), incorporated by reference to Exhibit 10.32 to Form 10-K Annual Report filed by registrant on February 21, 2020.

10.38*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.39*
Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated December 2022, incorporated by reference to Exhibit 10.43 to Form 10-K Annual Report filed by registrant on February 24, 2023.

10.40*	Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated December 2023.

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

24	Power of Attorney.

SEC Assigned Exhibit Number	Description of Exhibits
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials are formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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

DATE:	February 23, 2024		Regions Financial Corporation

		By:	/S/ JOHN M. TURNER, JR.
John M. Turner, Jr. President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/S/ JOHN M. TURNER, JR.	President and Chief Executive Officer, and Director (principal executive officer)	February 23, 2024
John M. Turner, Jr.

/S/ DAVID J. TURNER, JR.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2024
David J. Turner, Jr.

/S/ Karin K. Allen	Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)	February 23, 2024
Karin K. Allen

*	Director	February 23, 2024
Mark A. Crosswhite

*	Director	February 23, 2024
Noopur Davis

*	Director	February 23, 2024
Zhanna Golodryga

*	Director	February 23, 2024
J. Thomas Hill

*	Director	February 23, 2024
John D. Johns

*	Director	February 23, 2024
Joia M. Johnson

*	Director	February 23, 2024
Ruth Ann Marshall

*	Director	February 23, 2024
Charles D. McCrary

*	Director	February 23, 2024
James T. Prokopanko

*	Director	February 23, 2024
Alison S. Rand

*	Director	February 23, 2024
Lee J. Styslinger III

*	Director	February 23, 2024
José S. Suquet

*	Director	February 23, 2024
Timothy Vines

* Tara A. Plimpton, by signing her name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ Tara A. Plimpton
Tara A. Plimpton
Attorney in Fact