Form 10-Q
period 2024-03-31
REGIONS FINANCIAL CORP
filed 2024-05-07
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2024
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B	RF PRB	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
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
As of May 6, 2024 there were 915,827,099 shares of the issuer's common stock, par value $.01 per share, outstanding.

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
CPI - Consumer price index.
CPR - Constant (or Conditional) prepayment rate.
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
IRS - Internal Revenue Service.
IRE - Investor Real Estate.
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
•Volatility and uncertainty about the direction of interest rates and the timing of any changes, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally.
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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(In millions, except share data)
Assets
Cash and due from banks	$2,527	$2,635
Interest-bearing deposits in other banks	8,723	4,166
Debt securities held to maturity (estimated fair value of $701 and $716, respectively)	743	754
Debt securities available for sale (amortized cost of $30,909 and $30,864, respectively)	27,881	28,104
Loans held for sale (includes $259 and $201 measured at fair value, respectively)	417	400
Loans, net of unearned income	96,862	98,379
Allowance for loan losses	(1,617)	(1,576)
Net loans	95,245	96,803
Other earning assets	1,478	1,417
Premises, equipment and software, net	1,635	1,642
Interest receivable	588	614
Goodwill	5,733	5,733
Residential mortgage servicing rights at fair value	1,026	906
Other identifiable intangible assets, net	196	205
Other assets	8,717	8,815
Total assets	$154,909	$152,194
Liabilities and Equity
Deposits:
Non-interest-bearing	$41,824	$42,368
Interest-bearing	87,158	85,420
Total deposits	128,982	127,788
Borrowed funds:
Short-term borrowings	1,000	—
Long-term borrowings	3,327	2,330
Total borrowed funds	4,327	2,330
Other liabilities	4,522	4,583
Total liabilities	137,831	134,701
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,403,500 shares	1,659	1,659
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—958,004,085 and 963,375,681 shares, respectively	10	10
Additional paid-in capital	11,666	11,757
Retained earnings	8,304	8,186
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(3,224)	(2,812)
Total shareholders’ equity	17,044	17,429
Noncontrolling interest	34	64
Total equity	17,078	17,493
Total liabilities and equity	$154,909	$152,194

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2024	2023
	(In millions, except per share data)
Interest income on:
Loans, including fees	$1,421	$1,360
Debt securities	209	187
Loans held for sale	8	7
Other earning assets	86	87
Total interest income	1,724	1,641
Interest expense on:
Deposits	495	179
Short-term borrowings	1	5
Long-term borrowings	44	40
Total interest expense	540	224
Net interest income	1,184	1,417
Provision for credit losses	152	135
Net interest income after provision for credit losses	1,032	1,282
Non-interest income:
Service charges on deposit accounts	148	155
Card and ATM fees	116	121
Investment management and trust fee income	81	76
Capital markets income	91	42
Mortgage income	41	24
Securities gains (losses), net	(50)	(2)
Other	136	118
Total non-interest income	563	534
Non-interest expense:
Salaries and employee benefits	658	616
Equipment and software expense	101	102
Net occupancy expense	74	73
Other	298	236
Total non-interest expense	1,131	1,027
Income before income taxes	464	789
Income tax expense	96	177
Net income	$368	$612
Net income available to common shareholders	$343	$588
Weighted-average number of shares outstanding:
Basic	921	935
Diluted	923	942
Earnings per common share:
Basic	$0.37	$0.63
Diluted	0.37	0.62

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31
	2024	2023
	(In millions)
Net income	$368	$612
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and zero tax effect, respectively)	—	—
Net change in unrealized losses on securities transferred to held to maturity, net of tax	—	—
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($81) and $114 tax effect, respectively)	(237)	333
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $(13) and zero tax effect, respectively)	(37)	(2)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(200)	335
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($104) and $50 tax effect, respectively)	(303)	148
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($30) and $(4) tax effect, respectively)	(87)	(11)
Net change in unrealized gains (losses) on derivative instruments, net of tax	(216)	159
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($2) and ($2) tax effect, respectively)	(4)	(5)
Net change from defined benefit pension plans and other post employment benefits, net of tax	4	5
Other comprehensive income (loss), net of tax	(412)	499
Comprehensive income (loss)	$(44)	$1,111
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2023	2	$1,659	934	$10	$11,988	$7,004	$(1,371)	$(3,343)	$15,947	$4
Cumulative effect from change in accounting guidance	—	—	—	—	—	28	—	—	28	—
Net income	—	—	—	—	—	612	—	—	612	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	499	499	—
Cash dividends declared	—	—	—	—	—	(187)	—	—	(187)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	15
BALANCE AT MARCH 31, 2023	2	$1,659	934	$10	$11,996	$7,433	$(1,371)	$(2,844)	$16,883	$19

BALANCE AT JANUARY 1, 2024	2	$1,659	924	$10	$11,757	$8,186	$(1,371)	$(2,812)	$17,429	$64
Cumulative effect from change in accounting guidance	—	—	—	—	—	(5)	—	—	(5)	—
Net income	—	—	—	—	—	368	—	—	368	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(412)	(412)	—
Cash dividends declared	—	—	—	—	—	(220)	—	—	(220)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	(6)	—	(102)	—	—	—	(102)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	11	—	—	—	11	—
Other	—	—	—	—	—	—	—	—	—	(30)
BALANCE AT MARCH 31, 2024	2	$1,659	918	$10	$11,666	$8,304	$(1,371)	$(3,224)	$17,044	$34
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2024	2023
	(In millions)
Operating activities:
Net income	$368	$612
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	152	135
Depreciation, amortization and accretion, net	48	63
Securities (gains) losses, net	50	2
Deferred income tax expense	35	43
Originations and purchases of loans held for sale	(1,280)	(826)
Proceeds from sales of loans held for sale	1,265	622
(Gain) loss on sale of loans, net	(13)	(8)
Net change in operating assets and liabilities:
Other earning assets	(61)	(27)
Interest receivable and other assets	(130)	297
Other liabilities	(59)	(742)
Other	21	25
Net cash from operating activities	396	196
Investing activities:
Proceeds from maturities of debt securities held to maturity	11	11
Proceeds from sales of debt securities available for sale	1,260	28
Proceeds from maturities of debt securities available for sale	702	729
Purchases of debt securities available for sale	(2,077)	(662)
Net (payments for) proceeds from bank-owned life insurance	1	2
Proceeds from sales of loans	4	43
Purchases of loans	(180)	(66)
Net change in loans	1,611	(1,130)
Purchases of mortgage servicing rights	(119)	(18)
Net purchases of other assets	(4)	(33)
Net cash from investing activities	1,209	(1,096)
Financing activities:
Net change in deposits	1,194	(3,283)
Net change in short-term borrowings	1,000	2,000
Proceeds from long-term borrowings	1,000	—
Cash dividends on common stock	(222)	(187)
Cash dividends on preferred stock	(25)	(24)
Repurchases of common stock	(102)	—
Taxes paid related to net share settlement of equity awards	(1)	—
Net cash from financing activities	2,844	(1,494)
Net change in cash and cash equivalents	4,449	(2,394)
Cash and cash equivalents at beginning of year	6,801	11,227
Cash and cash equivalents at end of period	$11,250	$8,833
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with GAAP and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income (loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Annual Report on Form 10-K for the year ended December 31, 2023. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
During 2024, the Company adopted new accounting guidance. See below and Note 13 for related disclosures.
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Regions, its subsidiaries and certain VIEs. See Note 1 in Regions’ Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about consolidation principals surrounding VIEs. On January 1, 2024, the Company adopted new accounting guidance that allows entities to elect to account for qualifying tax credit investments using the proportional amortization method, on a tax-credit program by tax-credit program basis, if certain conditions are met. Regions adopted the guidance under the modified-retrospective transition approach, with an immaterial cumulative impact recorded to retained earnings. Previously, Regions recognized equity investments in economic development projects at cost, with periodic adjustments for impairment, and applied proportional amortization to investments in affordable housing projects in accordance with other guidance. Refer to Note 2 for additional disclosures.
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
Regions periodically invests in various limited partnerships that sponsor affordable housing projects and economic development projects, which then provide tax credits to Regions. These investments are funded through a combination of debt and equity. These partnerships meet the definition of a VIE and are collectively referred to as tax credit investments in the table below. On January 1, 2024, the Company adopted accounting guidance that allows the Company to utilize the proportional amortization method of accounting for economic development projects, which has historically been used for affordable housing projects. Economic development projects are not presented in prior periods as their balances were not material. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2023, for additional details. Additionally, Regions has loans or letters of credit commitments with certain limited partnerships. The funded portion of the loans and letters of credit are classified as commercial and industrial loans or investor real estate loans as applicable in Note 4 .
A summary of Regions’ tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss, is as follows:

	March 31, 2024	December 31, 2023
	(In millions)
Tax credit investments included in other assets	$1,453	$1,415
Unfunded tax credit commitments included in other liabilities	558	592
Loans and letters of credit commitments	719	730
Funded portion of loans and letters of credit commitments	414	395

	Three Months Ended March 31
	2024	2023
	(In millions)
Tax credits and other tax benefits recognized	$55	$51
Tax credit amortization expense included in income tax expense	46	41
In addition to the investments discussed above, Regions also syndicates affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. The affordable housing funds meet the definition of a VIE. As Regions is not the primary beneficiary and does not have a significant interest, these investments are not consolidated. At March 31, 2024 and December 31, 2023, the value of Regions’ general partnership interest in affordable housing investments was immaterial.

NOTE 3. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	March 31, 2024
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$237	$—	$(8)	$229	$—	$(18)	$211
Commercial agency	514	—	—	514	—	(24)	490
	$751	$—	$(8)	$743	$—	$(42)	$701

Debt securities available for sale:
U.S. Treasury securities	$1,211	$—	$(101)	$1,110			$1,110
Federal agency securities	566	2	(23)	545			545
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	20,686	33	(2,369)	18,350			18,350
Commercial agency	7,304	1	(528)	6,777			6,777
Commercial non-agency	93	—	(11)	82			82
Corporate and other debt securities	1,047	2	(34)	1,015			1,015
	$30,909	$38	$(3,066)	$27,881			$27,881

	December 31, 2023
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$247	$—	$(8)	$239	$—	$(16)	$223
Commercial agency	516	—	(1)	515	—	(22)	493
	$763	$—	$(9)	$754	$—	$(38)	$716

Debt securities available for sale:
U.S. Treasury securities	$1,322	$—	$(99)	$1,223			$1,223
Federal agency securities	1,085	4	(46)	1,043			1,043
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,450	52	(2,130)	17,372			17,372
Commercial agency	7,807	2	(502)	7,307			7,307
Commercial non-agency	93	—	(10)	83			83
Corporate and other debt securities	1,105	4	(35)	1,074			1,074
	$30,864	$62	$(2,822)	$28,104			$28,104
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.
Debt securities with carrying values of $19.7 billion and $24.0 billion at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$237	$211
Commercial agency	514	490
	$751	$701
Debt securities available for sale:
Due in one year or less	$367	$360
Due after one year through five years	1,851	1,729
Due after five years through ten years	457	448
Due after ten years	151	135
Mortgage-backed securities:
Residential agency	20,686	18,350
Commercial agency	7,304	6,777
Commercial non-agency	93	82
	$30,909	$27,881
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2024 and December 31, 2023. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below compares the securities' original amortized cost to its current estimated fair value. All securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	March 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$211	$(26)	$211	$(26)
Commercial agency	—	—	490	(24)	490	(24)
	$—	$—	$701	$(50)	$701	$(50)

Debt securities available for sale:
U.S Treasury securities	$10	$—	$1,086	$(101)	$1,096	$(101)
Federal agency securities	349	(9)	98	(14)	447	(23)
Mortgage-backed securities:
Residential agency	2,091	(17)	14,635	(2,352)	16,726	(2,369)
Commercial agency	654	(16)	6,030	(512)	6,684	(528)
Commercial non-agency	—	—	82	(11)	82	(11)
Corporate and other debt securities	51	(1)	802	(33)	853	(34)
	$3,155	$(43)	$22,733	$(3,023)	$25,888	$(3,066)

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$223	$(23)	$223	$(23)
Commercial agency	—	—	493	(23)	493	(23)
	$—	$—	$716	$(46)	$716	$(46)

Debt securities available for sale:
U.S. Treasury securities	$6	$—	$1,201	$(99)	$1,207	$(99)
Federal agency securities	237	(5)	666	(41)	903	(46)
Mortgage-backed securities:
Residential agency	241	(3)	15,144	(2,127)	15,385	(2,130)
Commercial agency	612	(7)	6,583	(495)	7,195	(502)
Commercial non-agency	—	—	82	(10)	82	(10)
Corporate and other debt securities	23	—	879	(35)	902	(35)
	$1,119	$(15)	$24,555	$(2,807)	$25,674	$(2,822)
The number of individual debt positions in an unrealized loss position in the tables above increased to 1,738 at March 31, 2024 from 1,703 at December 31, 2023. The increase in the total amount of unrealized losses was impacted by changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. At March 31, 2024, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost bases, which may be at maturity.
Gross realized losses on sales of debt securities available for sale for the three months ended March 31, 2024 totaled $50 million while gross realized gains were zero. Gross realized gains and losses on sales of debt securities were immaterial for three months ended March 31, 2023. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, impairment identified by management was immaterial for the three months ended March 31, 2024. No credit-related impairment was identified by management for three months ended March 31, 2023.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	March 31, 2024	December 31, 2023
	(In millions)
Commercial and industrial	$49,701	$50,865
Commercial real estate mortgage—owner-occupied	4,788	4,887
Commercial real estate construction—owner-occupied	306	281
Total commercial	54,795	56,033
Commercial investor real estate mortgage	6,422	6,605
Commercial investor real estate construction	2,341	2,245
Total investor real estate	8,763	8,850
Residential first mortgage	20,199	20,207
Home equity lines	3,155	3,221
Home equity loans	2,415	2,439
Consumer credit card	1,314	1,341
Other consumer—exit portfolio	28	43
Other consumer	6,193	6,245
Total consumer	33,304	33,496
Total loans, net of unearned income	$96,862	$98,379

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2023, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for three months ended March 31, 2024, and 2023.

	Three Months Ended March 31, 2024
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2024	$722	$192	$662	$1,576
Provision for loan losses	88	23	51	162
Loan losses:
Charge-offs	(62)	(5)	(74)	(141)
Recoveries	8	1	11	20
Net loan (losses) recoveries	(54)	(4)	(63)	(121)
Allowance for loan losses, March 31, 2024	756	211	650	1,617
Reserve for unfunded credit commitments, January 1, 2024	92	13	19	124
Provision for (benefit from) unfunded credit losses	(5)	(3)	(2)	(10)
Reserve for unfunded credit commitments, March 31, 2024	87	10	17	114
Allowance for credit losses, March 31, 2024	$843	$221	$667	$1,731

	Three Months Ended March 31, 2023
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2022	$665	$121	$678	$1,464
Cumulative effect of accounting guidance (1)	(3)	(3)	(32)	(38)
Allowance for loan losses, January 1, 2023 (adjusted for change in accounting guidance)	$662	$118	$646	$1,426

Provision for loan losses	70	8	51	129
Loan losses:
Charge-offs	(49)	—	(56)	(105)
Recoveries	10	—	12	22
Net loan (losses) recoveries	(39)	—	(44)	(83)
Allowance for loan losses, March 31, 2023	693	126	653	1,472
Reserve for unfunded credit commitments, January 1, 2023	72	21	25	118
Provision for (benefit from) unfunded credit losses	5	6	(5)	6
Reserve for unfunded credit commitments, March 31, 2023	77	27	20	124
Allowance for credit losses, March 31, 2023	$770	$153	$673	$1,596

_____
(1) See Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
PORTFOLIO SEGMENT RISK FACTORS
Regions' portfolio segments are commercial, investor real estate, and consumer. Classes within each segment present unique credit risks. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding Regions' portfolio segments and related classes, as well as the risks specific to each.
CREDIT QUALITY INDICATORS
The commercial and investor real estate portfolio segments' primary credit quality indicator is internal risk ratings which are detailed by categories related to underlying credit quality and probability of default. Regions assigns these risk ratings at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding commercial risk ratings.
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
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale and gross charge-offs, by vintage year as of March 31, 2024 and December 31, 2023. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals that are categorized as new credit decisions reflect the renewal date as the vintage date. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2023 for more information regarding Regions' credit quality indicators.

	March 31, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$1,966	$7,132	$7,997	$4,625	$2,196	$4,258	$18,512	$—	$(18)	$46,668
Special Mention	16	151	174	51	33	51	598	—	—	1,074
Substandard Accrual	22	80	376	85	37	69	734	—	—	1,403
Non-accrual	1	162	145	37	6	28	177	—	—	556
Total commercial and industrial	$2,005	$7,525	$8,692	$4,798	$2,272	$4,406	$20,021	$—	$(18)	$49,701

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$149	$750	$912	$929	$622	$1,033	$99	$—	$(5)	$4,489
Special Mention	2	4	22	41	14	57	1	—	—	141
Substandard Accrual	—	3	35	33	16	29	2	—	—	118
Non-accrual	2	2	8	11	5	11	1	—	—	40
Total commercial real estate mortgage—owner-occupied:	$153	$759	$977	$1,014	$657	$1,130	$103	$—	$(5)	$4,788

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$21	$101	$44	$43	$22	$46	$5	$—	$—	$282
Special Mention	—	—	—	1	1	—	—	—	—	2
Substandard Accrual	—	—	10	—	1	1	—	—	—	12
Non-accrual	—	2	—	—	2	6	—	—	—	10
Total commercial real estate construction—owner-occupied:	$21	$103	$54	$44	$26	$53	$5	$—	$—	$306

Total commercial	$2,179	$8,387	$9,723	$5,856	$2,955	$5,589	$20,129	$—	$(23)	$54,795

Commercial investor real estate mortgage:
Risk rating:
Pass	$412	$1,039	$1,375	$1,103	$384	$339	$361	$—	$(3)	$5,010
Special Mention	48	84	365	52	20	14	67	—	—	650
Substandard Accrual	53	95	187	1	37	69	79	—	—	521
Non-accrual	47	98	57	—	—	39	—	—	—	241
Total commercial investor real estate mortgage	$560	$1,316	$1,984	$1,156	$441	$461	$507	$—	$(3)	$6,422

Commercial investor real estate construction:
Risk rating:
Pass	$18	$262	$960	$230	$26	$2	$647	$—	$(14)	$2,131
Special Mention	—	26	105	—	—	—	25	—	—	156
Substandard Accrual	—	—	25	—	—	—	29	—	—	54
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$18	$288	$1,090	$230	$26	$2	$701	$—	$(14)	$2,341

Total investor real estate	$578	$1,604	$3,074	$1,386	$467	$463	$1,208	$—	$(17)	$8,763

Residential first mortgage:
FICO scores:
Above 720	$209	$1,964	$2,870	$4,297	$4,300	$3,046	$—	$—	$—	$16,686
681-720	22	221	298	341	247	349	—	—	—	1,478
620-680	11	91	141	149	113	309	—	—	—	814
Below 620	—	37	101	127	93	440	—	—	—	798
Data not available	7	33	18	47	46	97	2	—	173	423
Total residential first mortgage	$249	$2,346	$3,428	$4,961	$4,799	$4,241	$2	$—	$173	$20,199

	March 31, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing		Unallocated (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,327	$44		$—	$2,371
681-720	—	—	—	—	—	—	350	10		—	360
620-680	—	—	—	—	—	—	191	9		—	200
Below 620	—	—	—	—	—	—	98	7		—	105
Data not available	—	—	—	—	—	—	82	6		31	119
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,048	$76		$31	$3,155

Home equity loans:
FICO scores:
Above 720	$66	$317	$354	$376	$194	$583	$—	$—		$—	$1,890
681-720	18	43	60	48	21	69	—	—		—	259
620-680	4	19	24	23	9	55	—	—		—	134
Below 620	—	4	12	13	5	40	—	—		—	74
Data not available	—	1	4	5	3	29	—	—		16	58
Total home equity loans	$88	$384	$454	$465	$232	$776	$—	$—		$16	$2,415

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$742	$—		$—	$742
681-720	—	—	—	—	—	—	257	—		—	257
620-680	—	—	—	—	—	—	213	—		—	213
Below 620	—	—	—	—	—	—	101	—		—	101
Data not available	—	—	—	—	—	—	18	—		(17)	1
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,331	$—		$(17)	$1,314

Other consumer—exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$15	$—	$—		$—	$15
681-720	—	—	—	—	—	3	—	—		—	3
620-680	—	—	—	—	—	4	—	—		—	4
Below 620	—	—	—	—	—	6	—	—		—	6
Data not available	—	—	—	—	—	1	—	—		(1)	—
Total other consumer—exit portfolios	$—	$—	$—	$—	$—	$29	$—	$—	$—	$(1)	$28

Other consumer(2):
FICO scores:
Above 720	$222	$1,291	$1,514	$494	$280	$263	$113	$—		$—	$4,177
681-720	24	269	362	123	63	53	64	—		—	958
620-680	12	154	235	84	41	34	52	—		—	612
Below 620	2	46	126	50	24	20	31	—		—	299
Data not available	74	18	9	7	5	173	2	—		(141)	147
Total other consumer	$334	$1,778	$2,246	$758	$413	$543	$262	$—		$(141)	$6,193

Total consumer loans	$671	$4,508	$6,128	$6,184	$5,444	$5,589	$4,643	$76		$61	$33,304

Total Loans	$3,428	$14,499	$18,925	$13,426	$8,866	$11,641	$25,980	$76		$21	$96,862

	December 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	2023	2022	2021	2020	2019	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$8,272	$9,123	$5,267	$2,326	$1,376	$3,210	$18,561	$—	$53	$48,188
Special Mention	87	186	71	109	26	90	484	—	—	1,053
Substandard Accrual	141	212	74	38	7	3	678	—	—	1,153
Non-accrual	128	102	37	6	20	10	168	—	—	471
Total commercial and industrial	$8,628	$9,623	$5,449	$2,479	$1,429	$3,313	$19,891	$—	$53	$50,865

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$799	$954	$988	$658	$343	$801	$76	$—	$(5)	$4,614
Special Mention	21	13	33	20	7	13	14	—	—	121
Substandard Accrual	3	34	32	14	8	24	1	—	—	116
Non-accrual	4	3	10	8	3	8	—	—	—	36
Total commercial real estate mortgage—owner-occupied:	$827	$1,004	$1,063	$700	$361	$846	$91	$—	$(5)	$4,887

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$89	$53	$44	$24	$11	$38	$3	$—	$—	$262
Special Mention	—	7	—	—	—	1	—	—	—	8
Substandard Accrual	—	1	—	1	—	1	—	—	—	3
Non-accrual	2	—	—	2	—	4	—	—	—	8
Total commercial real estate construction—owner-occupied:	$91	$61	$44	$27	$11	$44	$3	$—	$—	$281

Total commercial	$9,546	$10,688	$6,556	$3,206	$1,801	$4,203	$19,985	$—	$48	$56,033

Commercial investor real estate mortgage:
Risk rating:
Pass	$1,130	$1,587	$1,135	$488	$296	$110	$383	$—	$(4)	$5,125
Special Mention	269	247	52	59	30	—	90	—	—	747
Substandard Accrual	134	197	—	67	67	3	32	—	—	500
Non-accrual	99	57	37	—	12	28	—	—	—	233
Total commercial investor real estate mortgage	$1,632	$2,088	$1,224	$614	$405	$141	$505	$—	$(4)	$6,605

Commercial investor real estate construction:
Risk rating:
Pass	$256	$836	$280	$26	$2	$1	$649	$—	$(15)	$2,035
Special Mention	—	122	—	—	—	—	59	—	—	181
Substandard Accrual	—	25	—	—	—	—	4	—	—	29
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$256	$983	$280	$26	$2	$1	$712	$—	$(15)	$2,245
Total investor real estate	$1,888	$3,071	$1,504	$640	$407	$142	$1,217	$—	$(19)	$8,850

Residential first mortgage:
FICO scores:
Above 720	$1,939	$2,863	$4,358	$4,390	$816	$2,353	$—	$—	$—	$16,719
681-720	226	298	355	255	52	294	—	—	—	1,480
620-680	86	153	153	112	43	270	—	—	—	817
Below 620	21	90	122	87	53	389	—	—	—	762
Data not available	33	16	49	46	11	92	1	—	181	429
Total residential first mortgage	$2,305	$3,420	$5,037	$4,890	$975	$3,398	$1	$—	$181	$20,207

	December 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	2023	2022	2021	2020	2019	Prior
	(In millions)
Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,399	$45	$—	$2,444
681-720	—	—	—	—	—	—	346	11	—	357
620-680	—	—	—	—	—	—	184	9	—	193
Below 620	—	—	—	—	—	—	97	7	—	104
Data not available	—	—	—	—	—	—	85	5	33	123
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,111	$77	$33	$3,221

Home equity loans:
FICO scores:
Above 720	$322	$370	$397	$205	$93	$529	$—	$—	$—	$1,916
681-720	53	62	49	22	14	60	—	—	—	260
620-680	19	27	23	8	8	52	—	—	—	137
Below 620	2	8	12	5	7	35	—	—	—	69
Data not available	1	4	5	3	3	25	—	—	16	57
Total home equity loans	$397	$471	$486	$243	$125	$701	$—	$—	$16	$2,439

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$780	$—	$—	$780
681-720	—	—	—	—	—	—	254	—	—	254
620-680	—	—	—	—	—	—	210	—	—	210
Below 620	—	—	—	—	—	—	95	—	—	95
Data not available	—	—	—	—	—	—	20	—	(18)	2
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,359	$—	$(18)	$1,341

Other consumer—exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$—	$2	$22	$—	$—	$—	$24
681-720	—	—	—	—	1	4	—	—	—	5
620-680	—	—	—	—	—	5	—	—	—	5
Below 620	—	—	—	—	1	7	—	—	—	8
Data not available	—	—	—	—	—	1	—	—	—	1
Total other consumer—exit portfolios	$—	$—	$—	$—	$4	$39	$—	$—	$—	$43

Other consumer(2):
FICO scores:
Above 720	$1,312	$1,519	$501	$284	$155	$118	$119	$—	$—	$4,008
681-720	270	409	136	74	34	29	67	—	—	1,019
620-680	178	294	103	50	21	20	53	—	—	719
Below 620	52	147	65	31	14	13	30	—	—	352
Data not available	94	10	7	5	114	65	1	—	(149)	147
Total other consumer	$1,906	$2,379	$812	$444	$338	$245	$270	$—	$(149)	$6,245

Total consumer loans	$4,608	$6,270	$6,335	$5,577	$1,442	$4,383	$4,741	$77	$63	$33,496

Total Loans	$16,042	$20,029	$14,395	$9,423	$3,650	$8,728	$25,943	$77	$92	$98,379
________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Other consumer class includes overdrafts which are included in the current vintage year.

The following tables present gross charge-offs by vintage year as of March 31, 2024 and 2023.

	March 31, 2024
	Term Loans						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial	$5	$23	$17	$5	$2	$7	$3	$62
Total commercial	5	23	17	5	2	7	3	62
Commercial investor real estate mortgage	—	—	—	5	—	—	—	5
Total investor real estate	—	—	—	5	—	—	—	5
Residential first mortgage	—	—	—	—	—	1	—	1
Home equity lines	—	—	—	—	—	—	1	1
Consumer credit card	—	—	—	—	—	—	16	16
Other consumer—exit portfolios	—	—	—	—	—	1	—	1
Other consumer(1)	6	16	20	6	3	4	—	55
Total consumer	6	16	20	6	3	6	17	74
Total gross charge-offs	$11	$39	$37	$16	$5	$13	$20	$141

	March 31, 2023
	Term Loans						Revolving Loans	Total
	2023	2022	2021	2020	2019	Prior
	(In millions)
Commercial and industrial	$—	$13	$21	$3	$5	$5	$2	$49
Total commercial	—	13	21	3	5	5	2	49
Home equity lines	—	—	—	—	—	—	1	1
Consumer credit card	—	—	—	—	—	—	12	12
Other consumer—exit portfolios	—	—	—	—	2	3	—	5
Other consumer(1)	4	17	8	4	2	3	—	38
Total consumer	4	17	8	4	4	6	13	56
Total gross charge-offs	$4	$30	$29	$7	$9	$11	$15	$105
______
(1)Other consumer class includes overdraft gross charge-offs. The majority of overdraft gross charge-offs for the three months ended March 31, 2024 and 2023 are included in the current vintage year.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of March 31, 2024 and December 31, 2023. Loans on non-accrual status with no related allowance totaled $237 million and $280 million comprised of commercial and investor real estate loans at March 31, 2024 and December 31, 2023, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	March 31, 2024
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$38	$17	$7	$62	$49,145	$556	$49,701
Commercial real estate mortgage—owner-occupied	4	4	—	8	4,748	40	4,788
Commercial real estate construction—owner-occupied	1	—	—	1	296	10	306
Total commercial	43	21	7	71	54,189	606	54,795
Commercial investor real estate mortgage	—	—	—	—	6,181	241	6,422
Commercial investor real estate construction	—	—	—	—	2,341	—	2,341
Total investor real estate	—	—	—	—	8,522	241	8,763
Residential first mortgage	91	59	113	263	20,177	22	20,199
Home equity lines	20	8	19	47	3,124	31	3,155
Home equity loans	9	4	7	20	2,409	6	2,415
Consumer credit card	10	8	19	37	1,314	—	1,314
Other consumer—exit portfolios	1	1	—	2	28	—	28
Other consumer	45	25	26	96	6,193	—	6,193
Total consumer	176	105	184	465	33,245	59	33,304
	$219	$126	$191	$536	$95,956	$906	$96,862

	December 31, 2023
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$43	$21	$11	$75	$50,394	$471	$50,865
Commercial real estate mortgage—owner-occupied	3	2	—	5	4,851	36	4,887
Commercial real estate construction—owner-occupied	—	1	—	1	273	8	281
Total commercial	46	24	11	81	55,518	515	56,033
Commercial investor real estate mortgage	—	—	23	23	6,372	233	6,605
Commercial investor real estate construction	—	—	—	—	2,245	—	2,245
Total investor real estate	—	—	23	23	8,617	233	8,850
Residential first mortgage	104	48	95	247	20,185	22	20,207
Home equity lines	17	10	20	47	3,192	29	3,221
Home equity loans	10	4	7	21	2,433	6	2,439
Consumer credit card	11	8	20	39	1,341	—	1,341
Other consumer—exit portfolios	2	1	—	3	43	—	43
Other consumer	60	31	29	120	6,245	—	6,245
Total consumer	204	102	171	477	33,439	57	33,496
	$250	$126	$205	$581	$97,574	$805	$98,379
At March 31, 2024 and December 31, 2023, the Company had collateral-dependent commercial loans of $348 million and $220 million, respectively. At March 31, 2024 and December 31, 2023, the Company had collateral-dependent investor real estate loans of $203 million and $92 million, respectively. The collateral for commercial and investor real estate loans generally consists of business assets including real estate, receivables and equipment. At March 31, 2024 and December 31, 2023, the Company had collateral-dependent residential mortgage and home equity loans and lines totaling $108 million and $93 million, respectively. The collateral for these loans consists of residential real estate.
MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
The majority of Regions' commercial and investor real estate modifications to troubled borrowers are the result of renewals of classified loans wherein there has been an interest rate reduction and/or maturity extension (that is considered other than insignificant). Similarly, Regions works to meet the individual needs of troubled consumer borrowers through its CAP. Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modifications may be offered to any borrower experiencing financial hardship regardless of the borrower's payment status. Consumer modifications to troubled borrowers primarily involve an interest rate reduction and/or a payment deferral or maturity extension that is considered other than insignificant. All CAP modifications that involve an interest rate reduction, principal forgiveness, other than insignificant payment deferral or term extension and/or a combination of these are disclosed as modifications to troubled borrowers because the customer documents a financial hardship in order to participate. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding the Company's modifications to troubled borrowers.
For each portfolio segment and class, the following tables present the end of period balances of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification that occurred in the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended March 31, 2024
	Term Extension		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$40	0.08%	$—	—%	$40	0.08%
Commercial real estate mortgage—owner-occupied	1	0.01%	—	—%	1	0.01%
Total commercial	41	0.07%	—	—%	41	0.07%
Commercial investor real estate mortgage	100	1.56%	—	—%	100	1.56%
Total investor real estate	100	1.14%	—	—%	100	1.14%
Residential first mortgage	39	0.19%	1	0.01%	40	0.20%
Home equity lines	—	—%	1	0.02%	1	0.03%
Home equity loans	1	0.04%	2	0.08%	3	0.12%
Total consumer	40	0.12%	4	0.01%	44	0.13%
	$181	0.19%	$4	—%	$185	0.19%

	Three Months Ended March 31, 2023
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$18	0.03%	$164	0.32%	$—	—%	$182	0.35%
Commercial real estate mortgage—owner-occupied	2	0.04%	—	—%	—	—%	2	0.05%
Commercial real estate construction—owner-occupied	1	0.17%	—	—%	—	—%	1	0.17%
Total commercial	21	0.04%	164	0.29%	—	—%	185	0.32%
Residential first mortgage	22	0.12%	—	—%	2	0.01%	24	0.13%
Home equity lines	1	0.02%	—	—%	—	—%	1	0.03%
Home equity loans	1	0.04%	—	—%	1	0.06%	2	0.09%
Total consumer	24	0.07%	—	—%	3	0.01%	27	0.09%
	$45	0.05%	$164	0.17%	$3	—%	$212	0.22%
____
(1) Amounts calculated based upon whole dollar values.
The end of period balance of unfunded commitments related to modifications to troubled borrowers in both the three months ended March 31, 2024 and 2023 was immaterial.

The following tables present the financial impact of modifications to troubled borrowers during the three months ended March 31, 2024 and 2023 by portfolio segment, class of financing receivable, and the type of modification. The tables include new modifications to troubled borrowers, as well as renewals of existing modifications to troubled borrowers.

	Three Months Ended March 31, 2024
	Term Extension	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	1	—	—
Commercial real estate mortgage—owner-occupied	0.67	—	—
Commercial investor real estate mortgage	0.58	—	—
Residential first mortgage	6	9	less than 1%
Home equity lines	—	19	2%
Home equity loans	12	25	2%

	Three Months Ended March 31, 2023
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	0.42	0.17	—	—
Commercial real estate mortgage—owner-occupied	0.50	—	—	—
Commercial real estate construction—owner-occupied	0.42	—	—	—
Residential first mortgage	5	—	7	1%
Home equity lines	20	—	—	—
Home equity loans	11	—	17	2%
In addition to the financial impacts in the table above, during the three months ended March 31, 2023 there were instances of commercial and industrial payment deferrals in which the amortization period was doubled to maturity.

The following tables include the end of period balances of aging and non-accrual performance for modifications to troubled borrowers modified in the previous twelve-month period by portfolio segment and class.

	March 31, 2024
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$161	$—	$—	$184	$345
Commercial real estate mortgage—owner-occupied	1	—	—	1	2
Total commercial	162	—	—	185	347
Commercial investor real estate mortgage	192	—	—	108	300
Total investor real estate	192	—	—	108	300
Residential first mortgage	87	13	8	5	113
Home equity lines	4	—	—	—	4
Home equity loans	6	1	—	2	9
Total consumer	97	14	8	7	126
	$451	$14	$8	$300	$773

	March 31, 2023
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$169	$—	$—	$13	$182
Commercial real estate mortgage—owner-occupied	2	—	—	—	2
Commercial real estate construction—owner-occupied	—	—	—	1	1
Total commercial	171	—	—	14	185
Residential first mortgage	23	—	—	1	24
Home equity lines	1	—	—	—	1
Home equity loans	2	—	—	—	2
Total consumer	26	—	—	1	27
	$197	$—	$—	$15	$212
For modifications to troubled borrowers, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified as non-accrual status during the reporting period. As of March 31, 2024, subsequent defaults of the loans restructured as a modification to a troubled borrower during the twelve-month period ended March 31, 2024 totaled $79 million.

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended March 31
	2024	2023
	(In millions)
Carrying value, beginning of year	$906	$812
Additions	5	4
Purchases (1)	125	10
Increase (decrease) in fair value(2):
Due to change in valuation inputs or assumptions	19	(12)
Economic amortization associated with borrower repayments (3)	(29)	(24)
Carrying value, end of year	$1,026	$790
_________
(1)Purchases of residential MSRs can be structured with cash hold back provisions, therefore the timing of payment may be made in future periods.
(2)Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.
(3)Includes both total loan payoffs as well as partial paydowns. Regions' MSR decay methodology is a discounted net cash flow approach.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments):

	March 31
	2024	2023
	(Dollars in millions)
Unpaid principal balance	$69,708	$54,557
Weighted-average CPR (%)	8.2%	7.7%
Estimated impact on fair value of a 10% increase	$(46)	$(43)
Estimated impact on fair value of a 20% increase	$(89)	$(84)
Option-adjusted spread (basis points)	486	546
Estimated impact on fair value of a 10% increase	$(22)	$(19)
Estimated impact on fair value of a 20% increase	$(44)	$(38)
Weighted-average coupon interest rate	3.7%	3.6%
Weighted-average remaining maturity (months)	302	306
Weighted-average servicing fee (basis points)	27.1	27.1
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $44 million and $38 million for the three months ended March 31, 2024 and 2023, respectively.
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
COMMERCIAL MORTGAGE BANKING ACTIVITIES
Regions is an approved DUS lender. The DUS program provides liquidity to the multi-family housing market. In connection with the DUS program, Regions services commercial mortgage loans, retains commercial MSRs and intangible assets associated with the DUS license, and assumes a loss share guarantee associated with the loans. See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional information. Also see Note 12 for additional information related to the guarantee.
Regions' DUS portfolio of MSRs totaled $85 million and $87 million at March 31, 2024 and December 31, 2023, respectively. Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS MSRs was approximately $112 million at March 31, 2024 and $109 million at December 31, 2023.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $5 million for both the three months ended March 31, 2024 and 2023.

NOTE 6. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										March 31, 2024	December 31, 2023
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series B	4/29/2014	9/15/2024	6.375%	(2)	$500	$1,000	$25	1/40th	500,000	$433	$433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	500,000	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	3,500	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
					$1,750				1,403,500	$1,659	$1,659
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
The Board of Directors declared a total of $25 million and $24 million in cash dividends on all series of preferred stock during the first three months of 2024 and 2023, respectively.
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
COMMON STOCK
As a Category IV bank, Regions was not required to participate in the 2023 supervisory capital stress test; however, the Company did receive its SCB reflecting planned capital changes including plans to increase its common stock dividend. From the fourth quarter of 2023 through the third quarter of 2024, the Company's SCB will remain at 2.5 percent.
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of March 31, 2024, Regions had repurchased approximately 23 million shares of common stock at a total cost of $369 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Regions declared $0.24 per share in cash dividends for the first quarter 2024 as compared to $0.20 per share for the first quarter 2023.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three months ended March 31, 2024 and 2023 :

	Three Months Ended March 31, 2024
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,773)	$961	$(2,812)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(9)	$1	$(8)
Reclassification adjustments for amortization on unrealized losses (2)	—	—	—
Ending balance	$(9)	$1	$(8)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(2,759)	$703	$(2,056)
Unrealized gains (losses) arising during the period	(318)	81	(237)
Reclassification adjustments for securities (gains) losses realized in net income (3)	50	(13)	37
Change in AOCI from securities available for sale activity in the period	(268)	68	(200)
Ending balance	$(3,027)	$771	$(2,256)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(399)	$102	$(297)
Unrealized gains (losses) on derivatives arising during the period	(407)	104	(303)
Reclassification adjustments for (gains) losses realized in net income (2)	117	(30)	87
Change in AOCI from derivative activity in the period	(290)	74	(216)
Ending balance	$(689)	$176	$(513)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(606)	$155	$(451)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	6	(2)	4
Ending balance	$(600)	$153	$(447)

Total other comprehensive income (loss)	(552)	140	(412)
Total accumulated other comprehensive income (loss), end of period	$(4,325)	$1,101	$(3,224)

	Three Months Ended March 31, 2023
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,481)	$1,138	$(3,343)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(11)	$2	$(9)
Reclassification adjustments for amortization on unrealized losses (2)	—	—	—
Ending balance	$(11)	$2	$(9)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,433)	$872	$(2,561)
Unrealized gains (losses) arising during the period	447	(114)	333
Reclassification adjustments for securities (gains) losses realized in net income (3)	2	—	2
Change in AOCI from securities available for sale activity in the period	449	(114)	335
Ending balance	$(2,984)	$758	$(2,226)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(468)	$119	$(349)
Unrealized gains (losses) on derivatives arising during the period	198	(50)	148
Reclassification adjustments for (gains) losses realized in net income (2)	15	(4)	11
Change in AOCI from derivative activity in the period	213	(54)	159
Ending balance	$(255)	$65	$(190)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(569)	$145	$(424)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	7	(2)	5
Ending balance	$(562)	$143	$(419)

Total other comprehensive income (loss)	669	(170)	499
Total accumulated other comprehensive income (loss), end of period	$(3,812)	$968	$(2,844)
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
NOTE 7. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31
	2024	2023
	(In millions, except per share data)
Numerator:
Net income	$368	$612
Preferred stock dividends	(25)	(24)
Net income available to common shareholders	$343	$588
Denominator:
Weighted-average common shares outstanding—basic	$921	$935
Potential common shares	2	7
Weighted-average common shares outstanding—diluted	$923	$942
Earnings per common share:
Basic	$0.37	$0.63
Diluted	0.37	0.62

The effects from the assumed exercise of 5 million and 3 million in restricted stock units and awards and performance stock units for the three months ended March 31, 2024 and March 31, 2023, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (benefit) included the following components:

	Three Months Ended March 31
	Qualified Plans		Non-qualified Plans		Total
	2024	2023	2024	2023	2024	2023
	(In millions)
Service cost	$6	$5	$—	$—	$6	$5
Interest cost	20	21	1	2	21	23
Expected return on plan assets	(31)	(30)	—	—	$(31)	(30)
Amortization of actuarial loss	5	6	1	1	6	7
Net periodic pension (benefit) cost	$—	$2	$2	$3	$2	$5

The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first three months of 2024.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the three months ended March 31, 2024 or 2023.
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments.

	March 31, 2024			December 31, 2023
	Notional Amount(1)	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,985	$3	$126	$2,975	$1	$121
Derivatives in cash flow hedging relationships:
Interest rate swaps	31,050	4	809	29,550	43	580
Interest rate options	2,000	10	9	2,000	21	13
Total derivatives in cash flow hedging relationships	33,050	14	818	31,550	64	593
Total derivatives designated as hedging instruments	$36,035	$17	$944	$34,525	$65	$714
Derivatives not designated as hedging instruments:
Interest rate swaps	$101,364	$1,958	$1,934	$99,892	$1,769	$1,718
Interest rate options	12,288	66	53	13,497	66	57
Interest rate futures and forward commitments	1,195	10	1	655	7	12
Other contracts	11,741	180	164	12,007	198	190
Total derivatives not designated as hedging instruments	$126,588	$2,214	$2,152	$126,051	$2,040	$1,977
Total derivatives	$162,623	$2,231	$3,096	$160,576	$2,105	$2,691

Total gross derivative instruments, before netting		$2,231	$3,096		$2,105	$2,691
Less: Netting adjustments (2)		2,160	1,802		2,029	1,560
Total gross derivative instruments, after netting		$71	$1,294		$76	$1,131
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. Includes accrued interest as applicable. The table reflects net notional presentation and gross asset and liability presentation to capture the economic impact of the trades.
(2)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements, and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral. Cash collateral, all of which is included as a netting adjustment, totaled $247 million and $243 million for derivative assets at

March 31, 2024 and December 31, 2023, respectively. Cash collateral totaled $46 million and $43 million for derivative liabilities at March 31, 2024 and December 31, 2023, respectively.
HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding accounting policies for derivatives.
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
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay SOFR interest rate swaps and interest rate options. As of March 31, 2024, Regions was hedging its exposure to the variability in future cash flows into 2031.
As of March 31, 2024, cash flow hedges were held at a pre-tax net loss of $689 million, which includes pre-tax net gains of $70 million related to terminated cash flow floors and swaps. Regions expects to reclassify into earnings approximately $360 million in pre-tax expenses due to the net receipt/ payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $50 million in pre-tax net gains related to the amortization of terminated cash flow floors and swaps.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	Three Months Ended March 31, 2024
	Interest Income	Interest Income	Interest Expense	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings	Deposits
	(In millions)
Total income (expense) presented in the consolidated statements of income	$209	$1,421	$(44)	$(495)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$3	$—	$(17)	$—
Recognized on derivatives	6	—	(4)	(1)
Recognized on hedged items	(7)	—	4	1
Income (expense) recognized on fair value hedges	$2	$—	$(17)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(117)	$—	$—
Income (expense) recognized on cash flow hedges	$—	$(117)	$—	$—

	Three Months Ended March 31, 2023
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$187	$1,360	$(40)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(14)
Recognized on derivatives	—	—	23
Recognized on hedged items	—	—	(23)
Income (expense) recognized on fair value hedges	$—	$—	$(14)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(15)	$—
Income (expense) recognized on cash flow hedges	$—	$(15)	$—
____
(1)See Note 6 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	March 31, 2024		December 31, 2023
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale(1)(2)	$1,624	$(1)	$1,653	$5
Long-term borrowings	(1,282)	116	(1,286)	112
Time deposits	(261)	1	(252)	—
_____
(1) At March 31, 2024 and December 31, 2023, the Company designated interest rate swaps as fair value hedges of debt securities available for sale under the portfolio layer method under which the Company designated $1.0 billion as the hedged amount from a closed portfolio of prepayable financial assets with a carrying amount of $1.3 billion.
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2024 and December 31, 2023, Regions had $188 million and $124 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At March 31, 2024 and December 31, 2023, Regions had $363 million and $267 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions uses various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of March 31, 2024 and December 31, 2023, the total notional amount related to these contracts was $3.6 billion and $3.3 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2024	2023
	(In millions)
Capital markets income:
Interest rate swaps	$9	$(28)
Interest rate options	9	9
Interest rate futures and forward commitments	8	4
Other contracts	6	(2)
Total capital markets income	32	(17)
Mortgage income:
Interest rate swaps	(15)	7
Interest rate options	1	3
Interest rate futures and forward commitments	10	(1)
Total mortgage income	(4)	9
	$28	$(8)

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
Regions’ maximum potential amount of future payments under these contracts as of March 31, 2024 was approximately $448 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2024 and 2023 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2024 and December 31, 2023, were $40 million and $29 million, respectively, for which Regions had posted collateral of $37 million and $32 million, respectively, in the normal course of business.

NOTE 10. FAIR VALUE MEASUREMENTS
See Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2023 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. Marketable equity securities and debt securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$1,110	$—	$—	$1,110	$1,223	$—	$—	$1,223
Federal agency securities	—	545	—	545	—	1,043	—	1,043
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities:
Residential agency	—	18,350	—	18,350	—	17,372	—	17,372
Commercial agency	—	6,777	—	6,777	—	7,307	—	7,307
Commercial non-agency	—	82	—	82	—	83	—	83
Corporate and other debt securities	—	1,012	3	1,015	—	1,073	1	1,074
Total debt securities available for sale	$1,110	$26,768	$3	$27,881	$1,223	$26,880	$1	$28,104
Loans held for sale	$—	$259	$—	$259	$—	$201	$—	$201
Marketable equity securities in other earning assets	$747	$—	$—	$747	$813	$—	$—	$813
Residential mortgage servicing rights	$—	$—	$1,026	$1,026	$—	$—	$906	$906
Derivative assets (2):
Interest rate swaps	$—	$1,965	$—	$1,965	$—	$1,813	$—	$1,813
Interest rate options	—	66	10	76	—	83	4	87
Interest rate futures and forward commitments	—	10		10	—	7	—	7
Other contracts	—	180	—	180		198	—	198
Total derivative assets	$—	$2,221	$10	$2,231	$—	$2,101	$4	$2,105
Derivative liabilities (2):
Interest rate swaps	$—	$2,869	$—	$2,869	$—	$2,419	$—	$2,419
Interest rate options	—	62	—	62	—	70	—	70
Interest rate futures and forward commitments	—	1	—	1	—	12	—	12
Other contracts	—	164	—	164	—	189	1	190
Total derivative liabilities	$—	$3,096	$—	$3,096	$—	$2,690	$1	$2,691
_________
(1)All following disclosures related to Level 3 recurring assets do not include those deemed to be immaterial at March 31, 2024 and December 31, 2023.
(2)As permitted under U.S. GAAP, variation margin collateral payments made or received for derivatives that are centrally cleared are legally characterized as settled. As such, these derivative assets and derivative liabilities and the related variation margin collateral are presented on a net basis on the balance sheet.

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. See Note 5 for a reconciliation of beginning and ending balances of residential MSRs for the three months ended March 31, 2024 and 2023.

RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS
Residential mortgage servicing rights
The significant unobservable inputs used in the fair value measurement of residential MSRs are OAS and CPR. This valuation requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk-adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs including servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 5 .
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2024 and December 31, 2023. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at March 31, 2024 and December 31, 2023 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	March 31, 2024
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$1,026	Discounted cash flow	Weighted-average CPR (%)	3.9% - 28.0% (8.2%)
			OAS (%)	4.6% - 8.2% (4.9%)

_________
(1)See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2023
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$906	Discounted cash flow	Weighted-average CPR (%)	5.6% - 21.5% (8.2%)
			OAS (%)	4.5% -8.2% (4.8%)
_______
(1)See Note 6 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2023 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

FAIR VALUE OPTION
The Company has elected the option to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at March 31, 2024 and December 31, 2023.
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale. At March 31, 2024, the aggregate fair value of these loans totaled $232 million compared to aggregate unpaid principal of $227 million. At December 31, 2023, the aggregate fair value of these loans totaled $184 million compared to aggregate unpaid principal of $177 million.
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. The following details net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three months ended March 31, 2024 and 2023. A net loss resulting from changes in fair value of residential mortgage loans held for sale totaled $2 million during the three months ended March 31, 2024. A net gain resulting from changes in fair value of residential mortgage loans held for sale totaled $2 million during the three months ended March 31, 2023. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both March 31, 2024 and December 31, 2023.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2024 are as follows:

	March 31, 2024
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$11,250	$11,250	$11,250	$—	$—
Debt securities held to maturity	743	701	—	701	—
Debt securities available for sale	27,881	27,881	1,110	26,768	3
Loans held for sale	417	417	—	414	3
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	93,557	89,366	—	—	89,366
Other earning assets	1,478	1,478	747	731	—
Derivative assets	2,231	2,231	—	2,221	10
Financial liabilities:
Derivative liabilities	3,096	3,096	—	3,096	—
Deposits with no stated maturity(4)	113,529	113,529	—	113,529	—
Time deposits(4)	15,453	15,391	—	15,391	—
Short-term borrowings	1,000	1,000	—	1,000	—
Long-term borrowings	3,327	3,319	—	3,318	1
Loan commitments and letters of credit	145	145	—	—	145
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at March 31, 2024 was $4.2 billion or 4.5 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.7 billion at March 31, 2024.
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

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2023 are as follows:

	December 31, 2023
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
NOTE 11. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. Additional information about the Company's reportable segments is included in Regions' Annual Report on Form 10-K for the year ended December 31, 2023.
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised and the prior periods updated to reflect these enhancements.
The following tables present financial information for each reportable segment for the periods indicated:

	Three Months Ended March 31, 2024
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$452	$692	$40	$—	$1,184
Provision for (benefit from) credit losses	91	68	2	(9)	152
Non-interest income (loss)	218	257	120	(32)	563
Non-interest expense	321	627	110	73	1,131
Income (loss) before income taxes	258	254	48	(96)	464
Income tax expense (benefit)	65	64	12	(45)	96
Net income (loss)	$193	$190	$36	$(51)	$368
Average assets	$68,941	$38,035	$2,035	$42,433	$151,444

	Three Months Ended March 31, 2023
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$525	$838	$54	$—	$1,417
Provision for (benefit from) credit losses	80	67	2	(14)	135
Non-interest income	161	258	114	1	534
Non-interest expense	313	588	110	16	1,027
Income (loss) before income taxes	293	441	56	(1)	789
Income tax expense (benefit)	73	110	14	(20)	177
Net income	$220	$331	$42	$19	$612
Average assets	$69,093	$37,156	$2,086	$44,747	$153,082

NOTE 12. COMMITMENTS, CONTINGENCIES AND GUARANTEES
COMMERCIAL COMMITMENTS
Regions issues off-balance sheet financial instruments in connection with lending activities. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to Regions’ normal credit approval policies and procedures. Regions measures inherent risk associated with these instruments by recording a reserve for unfunded commitments based on an assessment of the likelihood that the guarantee will be funded and the creditworthiness of the customer or counterparty. Collateral is obtained based on management’s assessment of the creditworthiness of the customer. Credit risk is represented in unused commitments to extend credit, standby letters of credit and commercial letters of credit. Refer to Note 23 "Commitments, Contingencies and Guarantees" in the Annual Report on Form 10-K for the year ended December 31, 2023 for more information regarding these instruments.
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31, 2024	December 31, 2023
	(In millions)
Unused commitments to extend credit	$63,676	$63,631
Standby letters of credit	2,082	1,997
Commercial letters of credit	78	78
Liabilities associated with standby letters of credit	31	32
Assets associated with standby letters of credit	33	34
Reserve for unfunded credit commitments	114	124
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
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At March 31, 2024 and December 31, 2023, the Company's DUS servicing portfolio totaled approximately $6.4 billion and $6.2 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at March 31, 2024 and December 31, 2023, these serviced loans totaled approximately $580 million and $653 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $2.3 billion at both March 31, 2024 and December 31, 2023. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both March 31, 2024 and December 31, 2023. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of accounting standards adopted in 2024 and those that could have a material impact to Regions’ consolidated financial statements upon adoption in the future.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2024
ASU 2023-02, Investments —Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	This Update allows entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions were met.

The Update also sets forth the conditions needed to apply the proportional amortization method.

	The Update further eliminates certain low income housing tax credit-specific guidance to align the accounting more closely for low income housing tax credits with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution apply only to tax equity investments accounted for using the proportional amortization method.	January 1, 2024	Regions adopted this guidance as of January 1, 2024 with no material impact. See Note 1 Basis of Presentation for additional information.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The Update requires entities to provide disclosure of significant segment expenses, as defined within the standard, and requires that entities disclose other segment items by reportable segment. These disclosures are required to be made on an annual and interim basis.	January 1, 2024	Regions adopted this guidance as of January 1, 2024 with no material impact.

Standards Not Yet Adopted
ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60)	This Update requires certain joint ventures, upon formation, to use a new basis of accounting by applying most aspects of the acquisition method for business combinations. New joint ventures generally will recognize and initially measure assets and liabilities at fair value. The Update is effective for all joint ventures with a formation date on or after January 1, 2025. Early adoption is permitted.	January 1, 2025	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative	This Update incorporates into the Codification 14 of the 27 disclosures referred by the SEC in Release No. 33‐10532, Disclosure Update and Simplification. This Update clarifies and improves the disclosure and presentation requirements of a variety of Topics in the Codification to align with the SEC's regulations.	The date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective.	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.
ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures	The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.	January 1, 2025	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2023, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 13 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three months ended March 31, 2024 compared to the three months ended March 31, 2023 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be on the balances as of March 31, 2024 compared to December 31, 2023.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 6 through 8 for additional information regarding forward-looking statements.
CORPORATE PROFILE
Regions is a financial holding company headquartered in Birmingham, Alabama operating in the South, Midwest and Texas. In addition, Regions operates several offices delivering specialty capabilities in New York, Washington D.C., Chicago and other locations nationwide. Regions provides financial solutions for a wide range of clients including retail and mortgage banking services, commercial banking services and wealth and investment services. Further, Regions and its subsidiaries deliver specialty capabilities including merger and acquisition advisory services, capital markets solutions, home improvement lending and others.
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2024, Regions operated 1,263 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 11 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
FIRST QUARTER OVERVIEW
First Quarter Results
Regions reported net income available to common shareholders of $343 million or $0.37 per diluted share in the first quarter of 2024 compared to net income available to common shareholders of $588 million or $0.62 per diluted share in the first quarter of 2023.
Net interest income (taxable-equivalent basis) totaled $1.2 billion in the first quarter of 2024 which decreased $233 million compared to the first quarter of 2023. The net interest margin (taxable-equivalent basis) was 3.55 percent in the first quarter of 2024, reflecting a 67 basis point decrease from the same period in 2023. The decreases in net interest income and net interest margin were primarily driven by increases in deposit and funding costs due to market interest rates, including the impact of deposit remixing. This was partially offset by higher asset yields benefiting from the maturity and replacement of lower-yielding, fixed rate loans and securities.
The provision for credit losses totaled $152 million in the first quarter of 2024 compared to $135 million in the first quarter of 2023. The current quarter provision reflects continued normalization of asset quality, adverse risk migration and incrementally higher qualitative adjustments for risk in certain portfolios previously identified as under stress. Net charge-offs totaled $121 million, or 0.50 percent of average loans, in the first quarter of 2024, compared to $83 million, or 0.35 percent in the first quarter of 2023. Charge-offs increased reflecting higher commercial and other consumer net charge-offs. The allowance as a percent of total loans, net, increased to 1.79 percent at March 31, 2024, compared to 1.73 percent at December 31, 2023. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $563 million in the first quarter of 2024 compared to $534 million in first quarter of 2023. The increase was primarily driven by increases in capital markets income, mortgage income and positive market valuation adjustments on employee benefit assets. The increases were partially offset by securities losses associated with portfolio repositioning executed in the first quarter of 2024. See Table 23 "Non-Interest Income" for further details.
Non-interest expense was $1.1 billion in the first quarter of 2024 compared to $1.0 billion in first quarter of 2023. The increase was driven by an increase in salaries and benefits, operational losses, FDIC assessment expense due to an industry-wide special assessment and other miscellaneous expenses. See Table 24 "Non-Interest Expense" for further details.
Regions' effective tax rate was 20.7 percent in the first quarter of 2024 compared to 22.4 percent in the first quarter of 2023. See the "Income Taxes" section for further details.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. At March 31, 2024, Regions’ CET1 ratio was estimated to be 10.32 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for further details.
The Board authorized, on April 20, 2022, the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. In the first three months of 2024, the Company repurchased 6 million shares of common stock totaling $102 million.
Expectations

2024 Expectations (1)
Category	Expectation
Net Interest Income(2)	$4.7-$4.8 billion
Adjusted Non-Interest Income	$2.3-$2.4 billion
Adjusted Non-Interest Expense	approximately $4.1 billion
Average Loans	stable to down modestly
Average Deposits	stable to down modestly
Net Charge-Offs / Average Loans	40-50 basis points
Effective Tax Rate	approximately 21%
______
(1)Expectation for CET1 is to continue to manage consistent with current levels over the near term.
(2)Expectation for net interest income assumes stable or lower short-term interest rates; flat long-term rate held at March 31, 2024 levels.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $4.4 billion from year-end 2023 to March 31, 2024 resulting from an increase in cash balances on deposit with the Federal Reserve Bank driven partly by FHLB advances utilized in the first quarter of 2024. Cash balances were also impacted by a decline in loans and an increase in deposits. See the "Loans" "Liquidity", "Deposits", and "Borrowed Funds" sections for more information.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	March 31, 2024	December 31, 2023
	(In millions)
U.S. Treasury securities	$1,110	$1,223
Federal agency securities	545	1,043
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	18,579	17,611
Commercial agency	7,291	7,822
Commercial non-agency	82	83
Corporate and other debt securities	1,015	1,074
	$28,624	$28,858
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
Debt securities decreased $234 million from December 31, 2023 to March 31, 2024 driven by market value adjustments. Additionally, in the first quarter the Company sold approximately $1.3 billion of debt securities available for sale, realizing $50 million in pre-tax losses. The proceeds were reinvested at yields approximately 190 basis points higher. The duration of the entire securities portfolio was extended 0.15 years. The portfolio mix and liquidity were largely unchanged.
The average life of the debt securities portfolio at March 31, 2024 was estimated to be 5.6 years, with a duration of approximately 4.6 years. These metrics compare with an estimated average life of 5.5 years and a duration of approximately 4.5 years for the portfolio at December 31, 2023.
LOANS HELD FOR SALE
The following table presents Regions’ loans held for sale by type:
Table 2—Loans Held for Sale

	March 31, 2024	December 31, 2023
	(In millions)
Commercial	$182	$208
Residential first mortgage	232	184
Consumer and other performing	—	5
Non-performing	3	3
	$417	$400
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

LOANS
Loans, net of unearned income, represented 71 percent of interest-earning assets as of March 31, 2024. The following table presents the distribution of Regions' loan portfolio segment and class, net of unearned income:
Table 3—Loan Portfolio

	March 31, 2024	December 31, 2023
	(In millions, net of unearned income)
Commercial and industrial	$49,701	$50,865
Commercial real estate mortgage—owner-occupied	4,788	4,887
Commercial real estate construction—owner-occupied	306	281
Total commercial	54,795	56,033
Commercial investor real estate mortgage	6,422	6,605
Commercial investor real estate construction	2,341	2,245
Total investor real estate	8,763	8,850
Residential first mortgage	20,199	20,207
Home equity lines	3,155	3,221
Home equity loans	2,415	2,439
Consumer credit card	1,314	1,341
Other consumer—exit portfolios	28	43
Other consumer	6,193	6,245
Total consumer	33,304	33,496
	$96,862	$98,379
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 3, explain changes in balances from year-end 2023 and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries and certain loan products. See Note 4 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional discussion. See the "First Quarter Overview" section for details on expectations for loans in 2024.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans decreased $1.2 billion since year-end 2023, driven by approximately $870 million in commercial loans refinanced off the Company's balance sheet through the debt capital markets. In the first three months of 2024, the decline in commercial and industrial loans was broad-based as shown in Table 4.
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

The following tables provide detail of Regions' commercial lending balances in selected industries.
Table 4—Commercial Industry Exposure

	March 31, 2024
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,525	$782	$2,307
Agriculture	239	179	418
Educational services	3,463	827	4,290
Energy	1,572	3,363	4,935
Financial services	7,370	9,195	16,565
Government and public sector	3,053	463	3,516
Healthcare	3,313	2,356	5,669
Information	2,527	1,360	3,887
Manufacturing	4,881	4,818	9,699
Professional, scientific and technical services	2,286	1,730	4,016
Real estate (1)	9,017	8,651	17,668
Religious, leisure, personal and non-profit services	1,572	717	2,289
Restaurant, accommodation and lodging	1,352	283	1,635
Retail trade	2,613	2,103	4,716
Transportation and warehousing	3,496	1,813	5,309
Utilities	2,408	3,218	5,626
Wholesale goods	4,112	3,515	7,627
Other (2)	(4)	1,899	1,895
Total commercial	$54,795	$47,272	$102,067

	December 31, 2023 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,461	$916	$2,377
Agriculture	239	208	447
Educational services	3,502	827	4,329
Energy	1,484	3,349	4,833
Financial services	7,562	8,428	15,990
Government and public sector	3,161	414	3,575
Healthcare	3,216	2,478	5,694
Information	2,791	1,250	4,041
Manufacturing	4,789	5,122	9,911
Professional, scientific and technical services	2,328	1,799	4,127
Real estate (1)	9,166	9,219	18,385
Religious, leisure, personal and non-profit services	1,562	630	2,192
Restaurant, accommodation and lodging	1,408	289	1,697
Retail trade	2,764	2,327	5,091
Transportation and warehousing	3,486	1,858	5,344
Utilities	3,044	2,732	5,776
Wholesale goods	4,006	3,768	7,774
Other (2)	64	1,511	1,575
Total commercial	$56,033	$47,125	$103,158
_______
(1)"Real estate" includes REITs, which are unsecured commercial and industrial products that are real estate related. This portfolio, which accounts for approximately 17 percent and 18 percent of the total commercial exposure at March 31, 2024 and December 31, 2023, respectively, is well diversified, generally has low leverage with strong access to liquidity, and the REITs included in this portfolio are primarily investment or near investment grade.
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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans decreased $87 million in comparison to year-end 2023 balances.
The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following table provides detail of these loans:
Table 5— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	March 31, 2024
	Loan Balance	Percent of Total (1)
	(In millions)
Residential homebuilders	$992	6.5%
Apartments	4,052	26.4%
Industrial	2,229	14.5%
Data center	314	2.0%
Diversified	2,034	13.2%
Business offices	1,504	9.8%
Residential land	93	0.6%
Retail	1,396	9.1%
Healthcare	1,382	9.0%
Hotel	785	5.1%
Commercial land	17	0.1%
Other	564	3.7%
Total (2)	$15,362	100%
_______
(1)Amounts calculated based on whole dollar values.
(2)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.
Within the commercial real estate lending exposures detailed in Table 5 above, the multi-family (listed as apartments), business offices, and senior housing (listed as healthcare) portfolios have been previously identified as under stress due to conditions such as inflationary pressures, higher interest rates, and adverse underlying market fundamentals resulting in rising vacancies and reductions in net effective rents. See also the allowance discussion following Table 8. The following paragraphs provide more detail on these portfolios.
Multi-family loans represent loans to finance a residence to two or more tenants. The multi-family portfolio represented 4.2 percent of total loans at March 31, 2024. The portfolio is predominantly secured and largely located within the south, and expectations are that the portfolio stress will be temporary absent exogenous factors related to the economy or interest rates. As of March 31, 2024, approximately 86 percent of the multi-family portfolio was secured and approximately 83 percent was located in the Sunbelt region of the U.S. Additionally, the IRE multi-family portfolio had a weighted-average LTV of approximately 50 percent of committed balances at March 31, 2024, based upon appraisal at origination or most recent received, and a stressed weighted-average LTV of approximately 70 percent as of April 4, 2024, based upon GreenStreet's Commercial Property Price Index. Approximately 45 percent of the multi-family portfolio will mature in the next 12 months, including matured balances.
Business office loans represent loans to finance office buildings. The office portfolio represented 1.6 percent of total loans at March 31, 2024. Demonstrating client selectivity, approximately 93 percent of IRE office balances were comprised of Class A properties with approximately 76 percent of IRE office balances in suburban locations. Approximately 61 percent of the IRE office portfolio was comprised of multi-tenant buildings, and of the 39 percent that was single-tenant, approximately 80 percent were investment grade tenants. As of March 31, 2024, approximately 94 percent of the office portfolio was secured with approximately 61 percent of secured balances located in the Sunbelt region of the U.S. Additionally, the IRE office portfolio had a weighted-average LTV of approximately 65 percent of committed balances at March 31, 2024, based upon appraisal at origination or most recent received, and a stressed weighted-average LTV of approximately 105 percent as of April 4, 2024, based upon GreenStreet's Commercial Property Price Index. Approximately 51 percent of the office portfolio will mature in the next 12 months, including matured balances.

Senior housing loans represent loans to finance properties built to meet the housing needs of older adults such as independent living, assisted living and nursing homes. The senior housing sector has faced many challenges unique to it during and since the pandemic; however, market fundamentals continue to bounce back from lows experienced in the pandemic. The portfolio represented 1.4 percent of total loans at March 31, 2024.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Total residential first mortgage loans decreased $8 million in comparison to year-end 2023 balances.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased $66 million in comparison to year-end 2023 balances, as payoffs and paydowns continue to outpace production. Substantially all of this portfolio was originated through Regions’ branch network.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of March 31, 2024. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 6—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2024	$70	2.22%	$46	1.46%	$116
2025	81	2.57%	83	2.63%	164
2026	110	3.49%	118	3.75%	228
2027	283	8.98%	234	7.41%	517
2028	273	8.64%	181	5.73%	454
2029-2033	643	20.37%	884	28.01%	1,527
2034-2038	24	0.76%	42	1.32%	66
>=2039	4	0.14%	3	0.11%	7
Revolving Loans Converted to Amortizing	44	1.40%	32	1.01%	76
Total	$1,532	48.57%	$1,623	51.43%	$3,155
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

Table 7—Estimated Current Loan to Value Ranges

	March 31, 2024
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$74	$2	$—	$2	$—
Above 80% - 100%	1,898	3	4	5	11
80% and below	17,887	1,512	1,608	2,003	390
Data not available	340	15	11	4	—
	$20,199	$1,532	$1,623	$2,014	$401

	December 31, 2023
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:					`
Above 100%	$57	$2	$—	$2	$—
Above 80% - 100%	1,822	3	2	5	7
80% and below	17,981	1,567	1,619	2,055	365
Data not available	347	15	13	5	—
	$20,207	$1,587	$1,634	$2,067	$372
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.
Other Consumer—Exit Portfolios
Exit portfolios primarily include include lending initiatives through third parties consisting of loans made through automotive dealerships. Regions ceased originating new loans related to these businesses prior to 2020 and therefore the portfolio balances have been in run-off.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $52 million from year-end 2023.
Regions considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for most consumer loans. For more information on credit quality indicators refer to Note 4 "Loans and the Allowance for Credit Losses".
ALLOWANCE
The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments includes items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance totaled $1.7 billion at March 31, 2024 and December 31, 2023, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios.

The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of March 31, 2024. The unemployment rate is the most significant macroeconomic factor among the allowance models and is expected to remain relatively consistent over the forecast period.
Table 8— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		March 31, 2024
	1Q2024	2Q2024	3Q2024	4Q2024	1Q2025	2Q2025	3Q2025	4Q2025	1Q2026
Real GDP, annualized % change	1.9%	1.8%	2.2%	2.5%	2.6%	2.7%	2.4%	2.4%	2.2%
Unemployment rate	3.8%	3.9%	3.9%	4.0%	4.1%	4.1%	4.0%	4.0%	3.9%
HPI, year-over-year % change	5.7%	5.2%	3.7%	2.6%	2.5%	3.0%	3.8%	4.4%	4.7%
CPI, year-over-year % change	3.2%	3.1%	2.8%	2.7%	2.5%	2.4%	2.4%	2.4%	2.4%
In deriving any forecast, Regions benchmarks its internal forecast with external forecasts and external data available. Regions' March 2024 baseline forecast was generally improved compared to the December 2023 forecast. Lower interest rates and slow inflation will support consumer spending, while business investment in machinery and equipment will remain uneven over the first half of 2024 before recovering. The trend of job growth is slowing, and the baseline forecast anticipates further deceleration into 2024. The labor force participation rate remaining below pre-pandemic levels will limit increases in the unemployment rate. As measured by CPI, inflation is expected to slow further but remain above the FOMC's 2.0 percent target through 2024. The risks to the baseline forecast are considered to be balanced.
Credit metrics are monitored throughout each quarter in order to understand external macro-views, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. In the first quarter of 2024, asset quality continued to normalize, as expected. Commercial and investor real estate criticized balances increased approximately $319 million, which included an increase in classified balances of $406 million compared to the fourth quarter of 2023. Non-performing loans, excluding held for sale, increased approximately $101 million compared to the fourth quarter of 2023. The increases in criticized and non-performing loans were due to downgrades within loan categories previously identified as under stress. Total net charge-offs decreased by four basis points to 0.50% of average loans compared to the fourth quarter of 2023. See Table 11 for more details regarding non-performing assets.
While it is the intent of Regions' quantitative allowance methodologies to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. In the first quarter of 2024, the general imprecision remained stable.
Based upon the factors discussed above, the March 31, 2024 allowance increased 1.8% compared to the fourth quarter of 2023 due to adverse risk migration and continued credit normalization, as well as a build in qualitative adjustments for incremental risk in portfolios previously identified as under stress. Based on the overall analysis performed, management deemed an allowance of $1.7 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of March 31, 2024.
Details regarding the allowance and net charge-offs, including an analysis of activity from previous year's totals, are included in Table 9 "Allowance for Credit Losses". Net charge-offs increased $38 million year-over-year, primarily driven by increases in commercial and industrial and other consumer net charge-offs resulting from continued expected normalization. As noted, economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics in 2024 and beyond. See the "First Quarter Overview" section for details on expectations for net charge-offs in 2024.

Table 9—Allowance for Credit Losses

	Three Months Ended March 31
	2024	2023
	(Dollars in millions)
Allowance for loan losses at January 1	$1,576	$1,464
Cumulative effect from change in accounting guidance (1)	—	(38)
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	1,576	1,426

Loans charged-off:
Commercial and industrial	62	49
Commercial investor real estate mortgage	5	—
Residential first mortgage	1	—
Home equity lines	1	1
Consumer credit card	16	12
Other consumer—exit portfolios	1	5
Other consumer	55	38
	141	105
Recoveries of loans previously charged-off:
Commercial and industrial	8	10
Commercial investor real estate mortgage	1	—
Residential first mortgage	1	—
Home equity lines	2	3
Consumer credit card	2	2
Other consumer—exit portfolios	1	1
Other consumer	5	6
	20	22
Net charge-offs (recoveries):
Commercial and industrial	54	39
Commercial investor real estate mortgage	4	—
Residential first mortgage	—	—
Home equity lines	(1)	(2)
Consumer credit card	14	10
Other consumer—exit portfolios	—	4
Other consumer	50	32
	121	83
Provision for loan losses	162	129
Allowance for loan losses at March 31	1,617	1,472
Reserve for unfunded credit commitments at January 1	124	118
Provision for (benefit from) unfunded credit losses	(10)	6
Reserve for unfunded credit commitments at March 31	114	124
Allowance for credit losses at March 31	$1,731	$1,596
Loans, net of unearned income, outstanding at end of period	$96,862	$98,057
Average loans, net of unearned income, outstanding for the period	$97,420	$97,277

Net loan charge-offs (recoveries) as a % of average loans, annualized (2):
Commercial and industrial	0.43%	0.31%
Commercial real estate mortgage—owner-occupied	0.02%	(0.02)%
Commercial real estate construction—owner-occupied	(0.01)%	(0.05)%
Total commercial	0.40%	0.28%
Commercial investor real estate mortgage	0.21%	—%
Total investor real estate	0.15%	—%
Residential first mortgage	(0.01)%	—%
Home equity lines	(0.10)%	(0.22)%
Home equity loans	(0.02)%	(0.03)%
Consumer credit card	4.39%	3.47%
Other consumer—exit portfolios	(4.03)%	2.69%
Other consumer	3.24%	2.26%
Total consumer	0.76%	0.55%
Total	0.50%	0.35%
Ratios (2):
Allowance for credit losses at end of period to loans, net of unearned income	1.79%	1.63%
Allowance for loan losses to loans, net of unearned income	1.67%	1.50%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	191%	288%
Allowance for loan losses to non-performing loans, excluding loans held for sale	179%	266%

_______
(1)See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
(2)Amounts have been calculated using whole dollar values.
Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 10—Allowance Allocation

	March 31, 2024			December 31, 2023
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)
Commercial and industrial	$49,701	$730	1.47%	$50,865	$697	1.37%
Commercial real estate mortgage—owner-occupied	4,788	106	2.21	4,887	110	2.25
Commercial real estate construction—owner-occupied	306	7	2.36	281	7	2.38
Total commercial	54,795	843	1.54	56,033	814	1.45
Commercial investor real estate mortgage	6,422	187	2.91	6,605	169	2.56
Commercial investor real estate construction	2,341	34	1.44	2,245	36	1.63
Total investor real estate	8,763	221	2.52	8,850	205	2.32
Residential first mortgage	20,199	102	0.51	20,207	100	0.50
Home equity lines	3,155	79	2.51	3,221	80	2.49
Home equity loans	2,415	23	0.95	2,439	23	0.94
Consumer credit card	1,314	134	10.17	1,341	138	10.24
Other consumer—exit portfolios	28	1	3.81	43	1	3.09
Other consumer	6,193	328	5.29	6,245	339	5.43
Total consumer	33,304	667	2.00	33,496	681	2.03
Total	$96,862	$1,731	1.79%	$98,379	$1,700	1.73%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of March 31, 2024 and December 31, 2023:
Table 11—Non-Performing Assets

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$556	$471
Commercial real estate mortgage—owner-occupied	40	36
Commercial real estate construction—owner-occupied	10	8
Total commercial	606	515
Commercial investor real estate mortgage	241	233
Total investor real estate	241	233
Residential first mortgage	22	22
Home equity lines	31	29
Home equity loans	6	6
Total consumer	59	57
Total non-performing loans, excluding loans held for sale	906	805
Non-performing loans held for sale	3	3
Total non-performing loans(1)	909	808
Foreclosed properties	13	15
Total non-performing assets(1)	$922	$823
Accruing loans 90+ days past due:
Commercial and industrial	7	11
Total commercial	7	11
Commercial investor real estate mortgage	—	23
Total investor real estate	—	23
Residential first mortgage(2)	69	61
Home equity lines	19	20
Home equity loans	7	7
Consumer credit card	19	20
Other consumer	26	29
Total consumer	140	137
Total accruing loans 90+ days past due	$147	$171
Non-performing loans(1) to loans and non-performing loans held for sale	0.94%	0.82%
Non-performing loans, excluding loans held for sale(1) to loans	0.94%	0.82%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.95%	0.84%
_________
(1)Excludes accruing loans 90+ days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90+ days or more past due guaranteed loans excluded were $44 million at March 31, 2024 and $34 million at December 31, 2023.
Non-performing loans at March 31, 2024 increased $101 million as compared to year-end 2023 levels as a result of continued asset quality normalization and downgrades within industries previously identified as higher risk such as office, professional services, transportation, and manufacturing. The same economic trends that impact net charge-offs, as discussed above, will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

The following tables provide an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 12— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Three Months Ended March 31, 2024
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$515	$233	$57	$805
Additions	231	48	—	279
Net payments/other activity	(76)	(36)	2	(110)
Return to accrual	(2)	—	—	(2)
Charge-offs on non-accrual loans(2)	(60)	(4)	—	(64)
Transfers to held for sale(3)	(2)	—	—	(2)
Balance at end of period	$606	$241	$59	$906

	Non-Accrual Loans, Excluding Loans Held for Sale for the Three Months Ended March 31, 2023
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$382	$53	$65	$500
Additions	109	17	—	126
Net payments/other activity	—	(3)	(3)	(6)
Return to accrual	(18)	—	—	(18)
Charge-offs on non-accrual loans(2)	(47)	—	—	(47)
Transfers to held for sale(3)	(1)	—	—	(1)
Balance at end of period	$425	$67	$62	$554
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
GOODWILL
Goodwill totaled $5.7 billion at both March 31, 2024 and December 31, 2023. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 for the methodologies and assumptions used in the goodwill impairment analysis.
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

The following table summarizes deposits by category and by segment:
Table 13—Deposits by Category and by Segment

	March 31, 2024	December 31, 2023
	(In millions)
Non-interest-bearing demand	$41,824	$42,368
Interest-bearing checking	24,668	24,480
Savings	12,786	12,604
Money market—domestic	34,251	33,364
Time deposits	15,453	14,972
	$128,982	$127,788

Consumer Bank segment	$81,129	$80,031
Corporate Bank segment	37,043	36,883
Wealth Management segment	7,792	7,694
Other (1)(2)	3,018	3,180
	$128,982	$127,788
____
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, Eurodollar trade deposits, selected deposits and brokered time deposits).
(2) Includes brokered deposits totaling $2.3 billion at March 31, 2024 and $2.4 billion at December 31, 2023.
Total deposits at March 31, 2024 increased approximately $1.2 billion across most segments and categories compared to year-end 2023 levels, which is typical for first quarter tax refund season. While the pace has slowed, balances reflect continued remixing out of non-interest-bearing into interest-bearing products.
Regions' deposits are granular and diversified including insured and collateralized deposits, with consumer deposits making up more than 60 percent of the total deposit base. Furthermore, corporate deposits include those that are operational in nature (where the primary use is certain operational services such as clearing, custody, payments or other cash management activities). A significant amount of the Company's deposit base is insured by the FDIC or collateralized, with approximately $11.1 billion in deposits collateralized in public funds or in trusts at March 31, 2024. The amount of estimated uninsured deposits totaled $48.7 billion at March 31, 2024, therefore over 60 percent of total deposits are insured by the FDIC. The granularity of the Company's deposits is evidenced by an average deposit account balance of approximately $18 thousand at March 31, 2024. The estimates of uninsured deposits and average account size were based on methodologies used in the Company's Call Report, which is prepared on an unconsolidated bank basis.
See the "First Quarter Overview" section for details on expectations for deposits in 2024. See also the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion.
BORROWED FUNDS
Short-Term Borrowings
Short-term borrowings, which consist of FHLB advances, were $1.0 billion at March 31, 2024, and there were no short-term borrowings outstanding at December 31, 2023. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a portion of Regions' funding strategy. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.

Table 14—Long-Term Borrowings

	March 31, 2024	December 31, 2023
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$748	$747
1.80% senior notes due August 2028	647	646
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	152	153
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	(116)	(112)
	1,829	1,832
Regions Bank:
FHLB advances	1,000	—
6.45% subordinated notes due June 2037	496	496
Other long-term debt	2	2
	1,498	498
Total consolidated	$3,327	$2,330
Long-term borrowings increased by approximately $1.0 billion from year-end 2023 as the Company utilized FHLB advances in the first quarter of 2024.
Funding from the FHLB and Federal Reserve Bank is secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and Federal Reserve Bank. As of March 31, 2024, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $93.5 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB and Federal Reserve Bank is contingent on a subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
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
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022 and will conclude in the first quarter of 2025. At March 31, 2024, the net impact of the addback on CET1 was approximately $102 million or approximately 8 basis points.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income" to the consolidated financial statements for further details regarding CCAR results.

The following table summarizes the applicable holding company and bank regulatory requirements:
Table 15—Regulatory Capital Requirements

	March 31, 2024 Ratio(1)	December 31, 2023 Ratio	Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized

Common equity Tier 1 capital:
Regions Financial Corporation	10.32%	10.26%	4.50%	7.00%	N/A
Regions Bank	11.20	11.22	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	11.64%	11.57%	6.00%	8.50%	6.00%
Regions Bank	11.20	11.22	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	13.55%	13.35%	8.00%	10.50%	10.00%
Regions Bank	12.85	12.74	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	9.76%	9.72%	4.00%	4.00%	N/A
Regions Bank	9.41	9.44	4.00	4.00	5.00
___
(1) The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
(2) Reflects Regions' SCB of 2.5 percent. SCB does not apply to leverage capital ratios.
See the "First Quarter Overview" section for details on expectations for CET1.
In the third quarter of 2023, proposals were issued by the U.S federal banking regulators that, if adopted, would impact the Company related to long-term debt requirements and U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the Basel III "Endgame". The Company is studying the proposals and evaluating their impacts. Additional discussion of the Basel III Rules, their applicability to Regions, recent proposals and final rules issued by the federal banking agencies and recent laws enacted that impact regulatory requirements is included in the "Supervision and Regulation" subsection of the "Business" section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2023.
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
See the "Liquidity" section for more information. Also, see the “Supervision and Regulation—Liquidity Requirements” subsection of the “Business” section and the "Risk Factors" section in the 2023 Annual Report on Form 10-K for additional information.

RATINGS
    Table 16 "Credit Ratings" reflects the debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and DBRS.
Table 16—Credit Ratings

As of March 31, 2024
	S&P	Moody’s	Fitch	DBRS (1)
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa1	A-	A
Subordinated debt	BBB	Baa1	BBB+	WR
Regions Bank
Short-term	A-2	P-1	F1	R-1M
Long-term bank deposits	N/A	A1	A	AH
Senior unsecured debt	A-	Baa1	A-	AH
Subordinated debt	BBB+	Baa1	BBB+	A
Outlook	Stable	Negative	Stable	Stable
____
(1) On February 1, 2024, DBRS announced plans to withdraw the credit ratings on Regions Financial Corporation and its bank subsidiary, Regions Bank, on or about March 4, 2024 due to business reasons; however, DBRS may elect to continue coverage based on investor feedback. As of March 31, 2024, DBRS withdrew their rating on Regions Financial Corporations' subordinated debt.

In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, and acceptability of its letters of credit, thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section of Regions' Annual Report on Form 10-K for the year ended December 31, 2023 for more information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.
SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $17.0 billion at March 31, 2024 as compared to $17.4 billion at December 31, 2023. During first three months of 2024, net income increased shareholders' equity by $368 million, cash dividends on common stock reduced shareholders' equity by $220 million, and cash dividends on preferred stock reduced shareholders' equity by $25 million. Changes in AOCI decreased shareholders' equity by $412 million, primarily due to available for sale securities and derivative instruments as a result of changes in market interest rates during three months ended March 31, 2024. Common stock repurchased during the first three months of 2024 decreased shareholders' equity by $102 million. These shares were immediately retired upon repurchase and therefore were not included in treasury stock. The cumulative effect from the adoption of new accounting guidance related to the accounting for tax credit investments decreased shareholders' equity by $5 million.
Total equity included noncontrolling interest of $34 million and $64 million at March 31, 2024 and December 31, 2023, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at March 31, 2024 and December 31, 2023.
Subsequent to March 31, 2024, the Company purchased 3.7 million shares of common stock for $72 million through May 6, 2024. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" section for additional information.
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which excludes certain adjustments that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include "adjusted non-interest expense", "adjusted non-interest income", "adjusted total revenue", and "adjusted total revenue, taxable-equivalent basis". Regions believes that excluding certain items provides a meaningful base for period-to-period comparison, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:
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
The following table provides: 1) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 2) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 3) a computation of adjusted total revenue (non-GAAP), and 4) a computation of adjusted total revenue on a taxable-equivalent basis (non-GAAP).
Table 17—GAAP to Non-GAAP Reconciliations

		Three Months Ended March 31
		2024	2023
		(Dollars in millions)
ADJUSTED EXPENSES AND REVENUES (1)
Non-interest expense (GAAP)	A	$1,131	$1,027
Adjustments:
Professional, legal and regulatory expenses		(2)	—
FDIC insurance special assessment		(18)	—
Branch consolidation, property and equipment charges		(1)	(2)
Salaries and employee benefits—severance charges		(13)	—
Adjusted non-interest expense (non-GAAP)	B	$1,097	$1,025
Net interest income (GAAP)	C	$1,184	$1,417
Taxable-equivalent adjustment (GAAP)		13	13
Net interest income, taxable-equivalent basis (GAAP)	D	$1,197	$1,430
Non-interest income (GAAP)	E	$563	$534
Adjustments:
Securities (gains) losses, net		50	2
Leveraged lease termination gains		—	(1)
Adjusted non-interest income (non-GAAP)	F	$613	$535
Total revenue (GAAP)	C+E=G	$1,747	$1,951
Adjusted total revenue (non-GAAP)	C+F=H	$1,797	$1,952
Total revenue, taxable-equivalent basis (GAAP)	D+E=I	$1,760	$1,964
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=J	$1,810	$1,965
_________
(1)See the "First Quarter Overview" for expectations for adjusted non-interest expense and non-interest income.

Table 18 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 18—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended March 31
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	5.44%	$—	$—	—%
Debt securities (2)(3)	31,494	209	2.66	32,044	187	2.33
Loans held for sale	499	8	6.40	389	7	7.23
Loans, net of unearned income (4)(5)	97,420	1,434	5.88	97,277	1,373	5.68
Interest-bearing deposits in other banks	4,754	68	5.69	6,508	72	4.49
Other earning assets	1,339	18	5.49	1,340	15	4.70
Total earning assets	135,507	1,737	5.12	137,558	1,654	4.84
Unrealized gains/(losses) on securities available for sale, net (2)	(3,042)			(3,081)
Allowance for loan losses	(1,596)			(1,427)
Cash and due from banks	2,581			2,360
Other non-earning assets	17,994			17,672
	$151,444			$153,082
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,594	4	0.13	$15,418	4	0.11
Interest-bearing checking	24,682	106	1.72	24,697	54	0.89
Money market	33,646	227	2.72	32,522	91	1.13
Time deposits	15,278	158	4.16	6,813	30	1.80
Total interest-bearing deposits (6)	86,200	495	2.31	79,450	179	0.91
Federal funds purchased and securities sold under agreements to repurchase	8	—	5.40	—	—	—
Short-term borrowings	77	1	5.56	400	5	4.92
Long-term borrowings	2,405	44	7.26	2,286	40	6.91
Total interest-bearing liabilities	88,690	540	2.45	82,136	224	1.10
Non-interest-bearing deposits (6)	40,926	—	—	49,592	—	—
Total funding sources	129,616	540	1.67	131,728	224	0.69
Net interest spread (2)			2.68			3.73
Other liabilities	4,663			4,891
Shareholders’ equity	17,121			16,457
Noncontrolling interest	44			6
	$151,444			$153,082
Net interest income /margin on a taxable-equivalent basis (7)		$1,197	3.55%		$1,430	4.22%

_______
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $2 million for the three months ended March 31, 2024 and zero for the three months ended March 31, 2023.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $117 million and $15 million for the three months ended March 31, 2024 and 2023, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $35 million and $29 million for the three months ended March 31, 2024 and 2023, respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equaled 1.56% and 0.56% for the three months ended March 31, 2024 and 2023, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.

Net interest income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Both net interest income and net interest margin are influenced by market interest rates and although interest rates are expected to decline in 2024, long-term and short-term interest rates remain higher as compared to the first quarter of 2023.
Net interest income (taxable-equivalent basis) decreased by $233 million and net interest margin decreased by 67 basis points to 3.55 percent in the first quarter of 2024 compared to the same period in 2023. These decreases were driven primarily by increases in deposit and funding costs due to remixing. Partially offsetting the increase in funding cost is higher asset yields benefiting from the maturity and replacement of lower-yielding, fixed rate loans and securities.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” See the "First Quarter Overview" section for details on expectations for net interest income in 2024. The set of alternative interest rate scenarios includes instantaneous parallel rate shifts of various magnitudes. In addition to parallel rate shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
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
As of March 31, 2024, Regions evidenced a mostly balanced, or "neutral" asset/liability position, with an asset duration of approximately 2.6 years and a liability duration of approximately 2.6 years, using historically-informed approximations. The securities portfolio duration was approximately 4.6 years and is appropriate for Regions' risk profile in order to offset the long-duration deposit liabilities. While the derivative hedging portfolio is recorded on the balance sheet including current unrealized losses, deposit value increases have more than offset these losses through the rising rate environment. The additional value of deposits in a higher rate environment is realized in the form of lower-cost funding when compared with wholesale sources. While balance sheet analysis, particularly EVE analysis, does contemplate the economic value of deposits, the estimated fair value of deposits is equal to their carrying value for certain financial statement footnote disclosures, consistent with industry practices. See Note 10 "Fair Value Measurements" to the consolidated financial statements for additional information.
As of March 31, 2024, Regions' net interest income profile was mostly neutral to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending March 2024. The estimated exposure associated with the rising and falling rate scenarios in Table 19 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves, and SOFR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. In either scenario, it is expected that changes in funding costs and balance sheet hedging income will offset the change in asset yields, resulting in little change to net interest income.
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
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet changes in the coming 12 months. In the first quarter of 2024, Regions experienced a slight increase in deposits due to seasonality. The baseline scenario projects deposit balances to decline modestly over the forecast horizon. Additional deposit balance outflow of $1 billion would reduce net interest income by $22 million over 12 months in the parallel, instantaneous +100 basis point scenario in Table 19. Conversely, if an additional $1 billion are retained, a positive benefit of $22 million would be expected over 12 months in the parallel, instantaneous +100 basis point scenario Table 19.
In rising rate scenarios only, management assumes that the mix of deposits will further change versus the base case as informed by analyses of prior rate cycles. Currently, however, much of the anticipated mix shift has already occurred or is expected to occur within the baseline scenario, mitigating the amount of additional remixing in higher rate scenarios. The magnitude of the remixing shift is rate dependent and equates to approximately $1.6 billion over 12 months in the parallel, instantaneous +100 basis point scenario in Table 19. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $26 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $26 million in the parallel, instantaneous +100 basis point scenario.
The interest-bearing deposit beta is calibrated using the experience from prior rate cycles and is dynamic across both interest rate level and time. The base case scenario anticipates a peak in deposit rates by mid-year 2024. The parallel, instantaneous +100 basis point shock scenario in Table 19 incorporates an incremental beta between 40 and 45 percent when compared to the base case scenario, while the parallel, instantaneous -100 basis point shock scenario incorporates an incremental beta between 35 and 40 percent when compared to the base case scenario. Incremental deposit pricing outperformance or underperformance of 5 percent in a parallel, instantaneous 100 basis point shock would increase or decrease net interest income by approximately $43 million.
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 20 and its accompanying description.

Table 19—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income March 31, 2024(1)(2)
(in millions)
Gradual Change in Interest Rates
+ 200 basis points	$44
+ 100 basis points	26
- 100 basis points	(41)
- 200 basis points	(88)

Instantaneous Change in Interest Rates
+ 200 basis points	$(34)
+ 100 basis points	(3)
- 100 basis points	(38)
- 200 basis points	(85)
________
(1)Disclosed interest rate sensitivity levels represent the 12-month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.
(2)All active cash flow hedges, including forward starting hedges, are reflected within the measurement horizon. See Table 21 for additional information regarding hedge start and maturity dates.
Regions' comprehensive interest rate risk management approach uses derivatives and debt securities to manage its interest rate risk position.
During the first quarter of 2024, the Company terminated approximately $500 million of receive-fixed cash flow swaps with a fixed rate of 2.86% and original maturity of January 2025. The Company also added $2.0 billion of forward-starting swaps, which will become active in 2026 and 2027 and mature 4 years from their start date.
Subsequent to March 31, 2024, the Company added $750 million in forward-starting swaps with a fixed rate of 3.84%, which will become active in 2028 and mature 3 years from their start date.
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

The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 20—Hedging Derivatives by Interest Rate Risk Management Strategy

	March 31, 2024
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)(3)	$1,323	1.1	5.3%	4.8%
Receive fixed/pay variable swaps - borrowings and time deposits(3)	1,662	2.2	1.3%	5.4%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)(3)	$31,050	3.1	3.0%	4.9%
Interest rate options(4)	2,000	4.3
Total derivatives designated as hedging instruments	$36,035

_________
(1)Floating rates represent the most recent fixing for active derivatives and the first forward fixing for future starting derivatives.
(2)Includes forward starting notional. For more information on notional by year, see Table 21.
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
Table 21—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount
	Quarters Ended			Years Ended
	6/30/2024	9/30/2024	12/31/2024	2025	2026	2027	2028	2029	2030	2031

Asset Hedging Relationships:
Receive fixed/pay variable swaps	$20,550	$19,572	$19,019	$18,988	$16,905	$14,197	$8,611	$2,636	$2,000	$10
Receive variable/pay fixed swaps	1,300	1,251	531	300	249	15	23	23	23	23
Net receive fixed/pay variable swaps	$19,250	$18,321	$18,488	$18,688	$16,656	$14,182	$8,588	$2,613	$1,977	$(13)

Interest rate options	$500	$1,500	$1,500	$1,999	$2,000	$2,000	$999	$1	$—	$—
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
REFERENCE RATE REFORM
In the fourth quarter of 2023, Bloomberg Index Services Limited announced the permanent cessation of the BSBY index and all tenors effective November 15, 2024. Regions is in the process of evaluating exposure to BSBY and planning for cessation, and will not rely on accounting relief during transition.
LIQUIDITY
Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the needs of the Company and its customers. Regions’ goal in liquidity management is to maintain diverse liquidity sources and reserves sufficient to satisfy the cash flow requirements of depositors and borrowers, under normal and stressed conditions. Accordingly, Regions maintains a variety of liquidity sources to fund its obligations, as further described below. See also Note 12 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for additional discussion of the Company’s funding requirements. Furthermore, Regions performs specific procedures, including scenario analyses and stress testing to evaluate and maintain appropriate levels of available liquidity in alignment with liquidity risk.
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
The following table summarizes the Company's available sources of liquidity as of March 31, 2024:
Table 22—Liquidity Sources

Availability as of March 31, 2024
(in billions)
Cash at the Federal Reserve Bank(1)	$8.7
Unencumbered investment securities(2)	20.8
FHLB borrowing availability	11.2
Federal Reserve Bank borrowing availability through the discount window	20.1
Total liquidity sources	$60.8
____
(1) Includes small in transit items that may not yet be reflected in the Fed master account closing balance.
(2) Unencumbered investment securities comprise securities that are eligible as collateral for secured transactions through market channels or are eligible to be pledged to the FHLB or the Federal Reserve Discount Window.
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At March 31, 2024, Regions had approximately $8.7 billion in cash on deposit with the Federal Reserve Bank and other depository institutions, an increase from approximately $4.2 billion at December 31, 2023, driven by FHLB utilization in the first quarter of 2024 in order to optimize collateral and increase cash balances.
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
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of March 31, 2024, Regions had $1.0 billion in short-term FHLB borrowings, $1.0 billion in long-term FHLB borrowings and had borrowing capacity as shown in Table 22. FHLB borrowing capacity was determined based on eligible securities and loan amounts, as of March 31, 2024, that were pledged as collateral for future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions has additional borrowing availability with the Federal Reserve Bank through the discount window as shown in Table 22. Federal Reserve Bank borrowing capacity is determined based on eligible loan amounts that were pledged as collateral for future borrowing capacity.
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time. Refer to Note 11 "Borrowed Funds" to the consolidated financial statements in the 2023 Annual Report on Form 10-K for additional information.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for additional information.
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.9 billion at March 31, 2024. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
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
Refer to Part 1 Item1C. Cybersecurity in the Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of Regions' risk identification and assessment, risk management and governance of information security risk.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management's judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. The provision for credit losses totaled $152 million and net charge-offs were $121 million during the first quarter of 2024. This compares to a provision for credit losses of $135 million and net charge-offs of $83 million in the first quarter of 2023. Refer to the "Allowance" section for further detail.

NON-INTEREST INCOME
Table 23—Non-Interest Income

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2024 vs. 3/31/2023
	2024	2023	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$148	$155	$(7)	(4.5)%
Card and ATM fees	116	121	(5)	(4.1)%
Capital markets income	91	42	49	116.7%
Investment management and trust fee income	81	76	5	6.6%
Mortgage income	41	24	17	70.8%
Investment services fee income	38	36	2	5.6%
Commercial credit fee income	27	26	1	3.8%
Bank-owned life insurance	23	17	6	35.3%
Market valuation adjustments on employee benefit assets	15	(1)	16	NM
Securities gains (losses), net	(50)	(2)	(48)	NM
Other miscellaneous income	33	40	(7)	(17.5)%
	$563	$534	$29	5.4%
_______
NM - Not Meaningful
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, treasury management fees and other customer transaction-related service charges. Service charges decreased modestly in the three months ended March 31, 2024 compared to the same period in 2023, primarily as a result of recent overdraft-related policy enhancements which contributed to a decline in overdraft fees. An increase in fees from treasury management services partially offset the overall decline in service charges.
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
Capital Markets Income
Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income increased in the three months ended March 31, 2024 compared to the same period in 2023, driven primarily by less negative credit/debit valuation adjustments in 2024 due to rate and spread movements, increased real estate transactions, and increased securities underwriting and placement fees.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increase in mortgage income in the three months ended March 31, 2024 compared to the same period in 2023 was due primarily to a valuation adjustment on the Company's mortgage pipeline and an increase in servicing income due to a bulk purchase of the rights to service $6.2 billion of residential mortgage loans in the third quarter of 2023.
Bank-owned Life Insurance
Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Bank-owned life insurance income increased during the three months ended March 31, 2024 compared to the same period in 2023 driven primarily by improvement in underlying crediting rates as a result of an overall increase in interest rates.

Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. The adjustments are offset in salaries and benefits and other non-interest expense.
Securities Gains (Losses)
Net securities gains (losses) primarily result from the Company's asset/liability management process. In the first quarter of 2024, the Company sold debt securities and reinvested the proceeds at higher current market yields, incurring $50 million in pre-tax losses. See Table 1 "Debt Securities" section for more information.
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments, fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income decreased in the three months ended March 31, 2024 compared to the same period in 2023 due to negative valuation adjustments on certain equity investments.
NON-INTEREST EXPENSE
Table 24—Non-Interest Expense

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2024 vs. 3/31/2023
	2024	2023	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$658	$616	$42	6.8%
Equipment and software expense	101	102	(1)	(1.0)%
Net occupancy expense	74	73	1	1.4%
Outside services	39	39	—	NM
Marketing	27	27	—	NM
Professional, legal and regulatory expenses	28	19	9	47.4%
Credit/checkcard expenses	14	14	—	NM
FDIC insurance assessments	43	25	18	72.0%
Visa class B shares expense	4	8	(4)	(50.0)%
Operational losses	42	13	29	223.1%
Branch consolidation, property and equipment charges	1	2	(1)	(50.0)%
Other miscellaneous expenses	100	89	11	12.4%
	$1,131	$1,027	$104	10.1%
_______
NM - Not Meaningful
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to increases in base salaries, severance costs incurred in the first quarter of 2024, higher benefit expenses, and, to a lesser degree, an increase in long-term incentives. These increases were partially offset by a decline in production-based incentive compensation. Full-time equivalent headcount decreased to 19,641 at March 31, 2024 from 20,113 at March 31, 2023.
Professional, Legal and Regulatory Expenses
Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal, and regulatory expenses increased during three months ended March 31, 2024 compared to the same period in 2023 due to accruals for legal and regulatory matters in the first quarter of 2024.
FDIC Insurance Assessments
FDIC insurance assessments increased in the three months ended March 31, 2024 compared to the same period in 2023 primarily resulting from a special assessment recorded in the first quarter of 2024 as discussed below.
Federal law requires that any losses to the FDIC’s DIF related to the protection of uninsured depositors under the Systemic Risk Exception be repaid by a special assessment on IDIs. In the fourth quarter of 2023, the FDIC finalized a special assessment related to the two March 2023 bank failures, which was required to be recognized as the accrual of a liability and related expense in the fourth quarter of 2023 pursuant to accounting guidance. In late February 2024, the FDIC published revised loss estimates related to the failures, increasing the estimated loss to the DIF. Regions adjusted the special assessment accrual by $18 million during the first quarter.
The total assessment is to be paid in eight quarterly installments beginning with the invoice for the first quarter of 2024 that will be received in June 2024 and should be deductible for income taxes.
Operational Losses
Operational losses include losses related to fraud, execution, delivery and process management, and damage to physical assets. Operational losses increased in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to check-related warranty claims from deposits that occurred last year.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses increased in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher expenses from non-service related benefits.

INCOME TAXES
The Company’s income tax expense for the three months ended March 31, 2024 was $96 million compared to $177 million for the three months ended March 31, 2023, resulting in effective tax rates of 20.7% and 22.4%, respectively. The decrease in the effective tax rate for 2024 is primarily due to expectations of lower pre-tax income in 2024 as compared to 2023, causing tax preferential items to have a more favorable impact on the effective tax rate for the three months ended March 31, 2024. See the "First Quarter Overview" section for the Company's expectations for the 2024 effective tax rate.
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
At March 31, 2024, the Company reported a net deferred tax asset of $848 million compared to $741 million at December 31, 2023. The change in the net deferred tax position was due primarily to the deferred tax impact of increases in unrealized losses on securities for sale and derivative instruments arising during the first quarter of 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information presented in the "Market Risk" section of Part 1, Item 2 is incorporated herein by reference.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2024, there were no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 12 "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in Regions' Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024.
The following table presents information regarding issuer purchases of equity securities during the first quarter of 2024. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1-31, 2024	—	$—	—	$2,234,457,087
February 1-29, 2024	5,545,875	$18.21	5,545,875	$2,133,373,927
March 1-31, 2024	—	$—	—	$2,133,373,927
Total First Quarter	5,545,875	$18.21	5,545,875	$2,133,373,927
_____
(1) Average price paid does not reflect the 1 percent excise tax charged on public company share repurchases.

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on June 5, 2020.

3.5	Certificate of Designations, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by registrant on May 3, 2021.

3.6	By-Laws as amended and restated, incorporated by reference to Exhibit 3.2 to the Form 8-K filed by registrant on October 18, 2023.

10.1	Regions Financial Corporation Director Compensation Program, effective April 17, 2024.

10.2	Form of Associate Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan (2024).

10.3	Form of Associate Performance Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan (2024).

10.4	Form of Associate Performance Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan (2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: May 7, 2024	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)