Form 10-Q
period 2024-06-30
REGIONS FINANCIAL CORP
filed 2024-08-06
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2024
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B	RF PRB	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
Non-Cumulative Perpetual Preferred Stock, Series F	RF PRF	New York Stock Exchange

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
As of August 5, 2024 there were 915,124,878 shares of the issuer's common stock, par value $.01 per share, outstanding.

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
FRB - Federal Reserve Bank.
GAAP - Generally Accepted Accounting Principles in the United States.
GDP - Gross domestic product.
GNMA - Government National Mortgage Association.
GSE - Government Sponsored Enterprise.
HPI - Housing price index.
IRS - Internal Revenue Service.
IRE - Investor Real Estate.
ISDA - International Swaps and Derivatives Association
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
•Market replacement of LIBOR and the related effect on our legacy LIBOR-based financial products and contracts, including, but not limited to, derivative products, debt obligations, deposits, investments, and loans.
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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2023 and in Regions’ subsequent filings with the SEC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(In millions, except share data)
Assets
Cash and due from banks	$2,955	$2,635
Interest-bearing deposits in other banks	5,524	4,166
Debt securities held to maturity (estimated fair value of $690 and $716, respectively)	733	754
Debt securities available for sale (amortized cost of $31,612 and $30,864, respectively)	28,537	28,104
Loans held for sale (includes $278 and $201 measured at fair value, respectively)	552	400
Loans, net of unearned income	97,508	98,379
Allowance for loan losses	(1,621)	(1,576)
Net loans	95,887	96,803
Other earning assets	1,844	1,417
Premises, equipment and software, net	1,630	1,642
Interest receivable	608	614
Goodwill	5,733	5,733
Residential mortgage servicing rights at fair value	1,020	906
Other identifiable intangible assets, net	187	205
Other assets	8,842	8,815
Total assets	$154,052	$152,194
Liabilities and Equity
Deposits:
Non-interest-bearing	$40,927	$42,368
Interest-bearing	85,689	85,420
Total deposits	126,616	127,788
Borrowed funds:
Short-term borrowings	513	—
Long-term borrowings	5,083	2,330
Total borrowed funds	5,596	2,330
Other liabilities	4,638	4,583
Total liabilities	136,850	134,701
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,403,500 shares	1,659	1,659
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—955,892,989 and 963,375,681 shares, respectively	10	10
Additional paid-in capital	11,575	11,757
Retained earnings	8,561	8,186
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(3,265)	(2,812)
Total shareholders’ equity	17,169	17,429
Noncontrolling interest	33	64
Total equity	17,202	17,493
Total liabilities and equity	$154,052	$152,194

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(In millions, except per share data)
Interest income on:
Loans, including fees	$1,432	$1,454	$2,853	$2,814
Debt securities	219	185	428	372
Loans held for sale	9	10	17	17
Other earning assets	102	90	188	177
Total interest income	1,762	1,739	3,486	3,380
Interest expense on:
Deposits	502	260	997	439
Short-term borrowings	13	42	14	47
Long-term borrowings	61	56	105	96
Total interest expense	576	358	1,116	582
Net interest income	1,186	1,381	2,370	2,798
Provision for credit losses	102	118	254	253
Net interest income after provision for credit losses	1,084	1,263	2,116	2,545
Non-interest income:
Service charges on deposit accounts	151	152	299	307
Card and ATM fees	120	130	236	251
Investment management and trust fee income	83	77	164	153
Capital markets income	68	68	159	110
Mortgage income	34	26	75	50
Securities gains (losses), net	(50)	—	(100)	(2)
Other	139	123	275	241
Total non-interest income	545	576	1,108	1,110
Non-interest expense:
Salaries and employee benefits	609	603	1,267	1,219
Equipment and software expense	100	101	201	203
Net occupancy expense	68	73	142	146
Other	227	334	525	570
Total non-interest expense	1,004	1,111	2,135	2,138
Income before income taxes	625	728	1,089	1,517
Income tax expense	124	147	220	324
Net income	$501	$581	$869	$1,193
Net income available to common shareholders	$477	$556	$820	$1,144
Weighted-average number of shares outstanding:
Basic	917	939	919	938
Diluted	918	939	920	941
Earnings per common share:
Basic	$0.52	$0.59	$0.89	$1.22
Diluted	0.52	0.59	0.89	1.22

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30
	2024	2023
	(In millions)
Net income	$501	$581
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and zero tax effect, respectively)	(1)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	1
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($24) and ($88) tax effect, respectively)	(73)	(256)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($12) and zero tax effect, respectively)	(38)	—
Net change in unrealized gains (losses) on securities available for sale, net of tax	(35)	(256)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($33) and ($126) tax effect, respectively)	(97)	(370)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($30) and ($8) tax effect, respectively)	(86)	(24)
Net change in unrealized gains (losses) on derivative instruments, net of tax	(11)	(346)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($2) and ($1) tax effect, respectively)	(4)	(5)
Net change from defined benefit pension plans and other post employment benefits, net of tax	4	5
Other comprehensive income (loss), net of tax	(41)	(596)
Comprehensive income (loss)	$460	$(15)

	Six Months Ended June 30
	2024	2023
	(In millions)
Net income	$869	$1,193
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and zero tax effect, respectively)	(1)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	1
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($105) and $26 tax effect, respectively)	(310)	77
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($25) and zero tax effect, respectively)	(75)	(2)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(235)	79
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($137) and ($76) tax effect, respectively)	(400)	(222)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($60) and ($12) tax effect, respectively)	(173)	(35)
Net change in unrealized gains (losses) on derivative instruments, net of tax	(227)	(187)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($4) and ($3) tax effect, respectively)	(8)	(10)
Net change from defined benefit pension plans and other post employment benefits, net of tax	8	10
Other comprehensive income (loss), net of tax	(453)	(97)
Comprehensive income	$416	$1,096
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2023	2	$1,659	934	$10	$11,988	$7,004	$(1,371)	$(3,343)	$15,947	$4
Cumulative effect from change in accounting guidance	—	—	—	—	—	28	—	—	28	—
Net income	—	—	—	—	—	612	—	—	612	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	499	499	—
Cash dividends declared	—	—	—	—	—	(187)	—	—	(187)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	15
BALANCE AT MARCH 31, 2023	2	$1,659	934	$10	$11,996	$7,433	$(1,371)	$(2,844)	$16,883	$19

BALANCE AT APRIL 1, 2023	2	$1,659	934	$10	$11,996	$7,433	$(1,371)	$(2,844)	$16,883	$19
Net income	—	—	—	—	—	581	—	—	581	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(596)	(596)	—
Cash dividends declared	—	—	—	—	—	(187)	—	—	(187)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock transactions under compensation plans, net	—	—	5	—	(17)	—	—	—	(17)	—
Other	—	—	—	—	—	—	—	—	—	$3
BALANCE AT JUNE 30, 2023	2	$1,659	939	$10	$11,979	$7,802	$(1,371)	$(3,440)	$16,639	$22

BALANCE AT JANUARY 1, 2024	2	$1,659	924	$10	$11,757	$8,186	$(1,371)	$(2,812)	$17,429	$64
Cumulative effect from change in accounting guidance	—	—	—	—	—	(5)	—	—	(5)	—
Net income	—	—	—	—	—	368	—	—	368	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(412)	(412)	—
Cash dividends declared	—	—	—	—	—	(220)	—	—	(220)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	(6)	—	(102)	—	—	—	(102)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	11	—	—	—	11	—
Other	—	—	—	—	—	—	—	—	—	(30)
BALANCE AT MARCH 31, 2024	2	$1,659	918	$10	$11,666	$8,304	$(1,371)	$(3,224)	$17,044	$34

BALANCE AT APRIL 1, 2024	2	$1,659	918	$10	$11,666	$8,304	$(1,371)	$(3,224)	$17,044	$34
Net income	—	—	—	—	—	501	—	—	501	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(41)	(41)	—
Cash dividends declared	—	—	—	—	—	(220)	—	—	(220)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Impact of common stock share repurchases	—	—	(4)	—	(87)	—	—	—	(87)	—
Impact of common stock transactions under compensation plans, net	—	—	1	—	(4)	—	—	—	(4)	—
Other	—	—	—	—	—	—	—	—	—	(1)
BALANCE AT JUNE 30, 2024	2	$1,659	915	$10	$11,575	$8,561	$(1,371)	$(3,265)	$17,169	$33
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2024	2023
	(In millions)
Operating activities:
Net income	$869	$1,193
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	254	253
Depreciation, amortization and accretion, net	89	124
Securities (gains) losses, net	100	2
Deferred income tax expense	48	13
Originations and purchases of loans held for sale	(2,813)	(1,785)
Proceeds from sales of loans held for sale	2,663	1,591
(Gain) loss on sale of loans, net	(25)	(14)
Net change in operating assets and liabilities:
Other earning assets	(427)	(255)
Interest receivable and other assets	(249)	4
Other liabilities	15	(541)
Other	33	8
Net cash from operating activities	557	593
Investing activities:
Proceeds from maturities of debt securities held to maturity	21	24
Proceeds from sales of debt securities available for sale	2,199	33
Proceeds from maturities of debt securities available for sale	1,480	1,499
Purchases of debt securities available for sale	(4,517)	(791)
Net (payments for) proceeds from bank-owned life insurance	7	2
Proceeds from sales of loans	26	107
Purchases of loans	(439)	(232)
Net change in loans	1,134	(2,225)
Purchases of mortgage servicing rights	(126)	(39)
Net purchases of other assets	(47)	(72)
Net cash from investing activities	(262)	(1,694)
Financing activities:
Net change in deposits	(1,172)	(4,784)
Net change in short-term borrowings	513	3,000
Proceeds from long-term borrowings	2,746	2,000
Cash dividends on common stock	(442)	(374)
Cash dividends on preferred stock	(49)	(49)
Repurchases of common stock	(189)	—
Taxes paid related to net share settlement of equity awards	(24)	(33)
Net cash from financing activities	1,383	(240)
Net change in cash and cash equivalents	1,678	(1,341)
Cash and cash equivalents at beginning of year	6,801	11,227
Cash and cash equivalents at end of period	$8,479	$9,886
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
A summary of Regions’ tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss, is as follows:

	June 30, 2024	December 31, 2023
	(In millions)
Tax credit investments included in other assets	$1,479	$1,415
Unfunded tax credit commitments included in other liabilities	566	592
Loans and letters of credit commitments	680	730
Funded portion of loans and letters of credit commitments	428	395

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Tax credits and other tax benefits recognized	$61	$49	$116	$100
Tax credit amortization expense included in income tax expense	47	42	93	83
In addition to the investments discussed above, Regions also syndicates affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. The affordable housing funds meet the definition of a VIE. As Regions is not the primary beneficiary and does not have a significant interest, these investments are not consolidated. At June 30, 2024 and December 31, 2023, the value of Regions’ general partnership interest in affordable housing investments was immaterial.

NOTE 3. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	June 30, 2024
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$228	$—	$(8)	$220	$—	$(20)	$200
Commercial agency	513	—	—	513	—	(23)	490
	$741	$—	$(8)	$733	$—	$(43)	$690

Debt securities available for sale:
U.S. Treasury securities	$1,486	$1	$(97)	$1,390			$1,390
Federal agency securities	530	2	(20)	512			512
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	22,263	21	(2,452)	19,832			19,832
Commercial agency	6,289	1	(490)	5,800			5,800
Commercial non-agency	92	—	(11)	81			81
Corporate and other debt securities	950	2	(32)	920			920
	$31,612	$27	$(3,102)	$28,537			$28,537

	December 31, 2023
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$247	$—	$(8)	$239	$—	$(16)	$223
Commercial agency	516	—	(1)	515	—	(22)	493
	$763	$—	$(9)	$754	$—	$(38)	$716

Debt securities available for sale:
U.S. Treasury securities	$1,322	$—	$(99)	$1,223			$1,223
Federal agency securities	1,085	4	(46)	1,043			1,043
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,450	52	(2,130)	17,372			17,372
Commercial agency	7,807	2	(502)	7,307			7,307
Commercial non-agency	93	—	(10)	83			83
Corporate and other debt securities	1,105	4	(35)	1,074			1,074
	$30,864	$62	$(2,822)	$28,104			$28,104
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.
Debt securities with carrying values of $18.1 billion and $24.0 billion at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$228	$200
Commercial agency	513	490
	$741	$690
Debt securities available for sale:
Due in one year or less	$329	$323
Due after one year through five years	2,051	1,938
Due after five years through ten years	438	429
Due after ten years	150	134
Mortgage-backed securities:
Residential agency	22,263	19,832
Commercial agency	6,289	5,800
Commercial non-agency	92	81
	$31,612	$28,537
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2024 and December 31, 2023. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below compares the securities' original amortized cost to its current estimated fair value. All securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	June 30, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$200	$(27)	$200	$(27)
Commercial agency	—	—	490	(24)	490	(24)
	$—	$—	$690	$(51)	$690	$(51)

Debt securities available for sale:
U.S Treasury securities	$137	$—	$1,095	$(97)	$1,232	$(97)
Federal agency securities	117	(1)	296	(19)	413	(20)
Mortgage-backed securities:
Residential agency	3,703	(46)	14,133	(2,406)	17,836	(2,452)
Commercial agency	139	(2)	5,632	(488)	5,771	(490)
Commercial non-agency	—	—	81	(11)	81	(11)
Corporate and other debt securities	105	(1)	689	(31)	794	(32)
	$4,201	$(50)	$21,926	$(3,052)	$26,127	$(3,102)

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$223	$(23)	$223	$(23)
Commercial agency	—	—	493	(23)	493	(23)
	$—	$—	$716	$(46)	$716	$(46)

Debt securities available for sale:
U.S. Treasury securities	$6	$—	$1,201	$(99)	$1,207	$(99)
Federal agency securities	237	(5)	666	(41)	903	(46)
Mortgage-backed securities:
Residential agency	241	(3)	15,144	(2,127)	15,385	(2,130)
Commercial agency	612	(7)	6,583	(495)	7,195	(502)
Commercial non-agency	—	—	82	(10)	82	(10)
Corporate and other debt securities	23	—	879	(35)	902	(35)
	$1,119	$(15)	$24,555	$(2,807)	$25,674	$(2,822)
The number of individual debt positions in an unrealized loss position in the tables above increased to 1,752 at June 30, 2024 from 1,703 at December 31, 2023. The increase in the total amount of unrealized losses was impacted by changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. At June 30, 2024, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost bases, which may be at maturity.
Gross realized losses on sales of debt securities available for sale for the three and six months ended June 30, 2024 totaled $50 million and $100 million, respectively, and gross realized gains for both the three and six months ended June 30, 2024 were zero. Gross realized gains and losses on sales of debt securities were immaterial for three and six months ended June 30, 2023. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, including credit-related impairment, impairment identified by management was immaterial for the three and six months ended June 30, 2024 and 2023.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	June 30, 2024	December 31, 2023
	(In millions)
Commercial and industrial	$50,222	$50,865
Commercial real estate mortgage—owner-occupied	4,781	4,887
Commercial real estate construction—owner-occupied	370	281
Total commercial	55,373	56,033
Commercial investor real estate mortgage	6,536	6,605
Commercial investor real estate construction	2,301	2,245
Total investor real estate	8,837	8,850
Residential first mortgage	20,206	20,207
Home equity lines	3,142	3,221
Home equity loans	2,410	2,439
Consumer credit card	1,349	1,341
Other consumer—exit portfolio	17	43
Other consumer	6,174	6,245
Total consumer	33,298	33,496
Total loans, net of unearned income	$97,508	$98,379

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2023, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for three and six months ended June 30, 2024, and 2023.

	Three Months Ended June 30, 2024
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2024	$756	$211	$650	$1,617
Provision for loan losses	31	21	53	105
Loan losses:
Charge-offs	(61)	—	(62)	(123)
Recoveries	10	1	11	22
Net loan (losses) recoveries	(51)	1	(51)	(101)
Allowance for loan losses, June 30, 2024	736	233	652	1,621
Reserve for unfunded credit commitments, April 1, 2024	87	10	17	114
Provision for (benefit from) unfunded credit commitments	(2)	(2)	1	(3)
Reserve for unfunded credit commitments, June 30, 2024	85	8	18	111
Allowance for credit losses, June 30, 2024	$821	$241	$670	$1,732

	Three Months Ended June 30, 2023
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2023	$693	$126	$653	$1,472
Provision for loan losses	46	25	51	122
Loan losses:
Charge-offs	(52)	—	(60)	(112)
Recoveries	21	—	10	31
Net loan (losses) recoveries	(31)	—	(50)	(81)
Allowance for loan losses, June 30, 2023	708	151	654	1,513
Reserve for unfunded credit commitments, April 1, 2023	77	27	20	124
Provision for unfunded credit commitments	5	(8)	(1)	(4)
Reserve for unfunded credit commitments, June 30, 2023	82	19	19	120
Allowance for credit losses, June 30, 2023	$790	$170	$673	$1,633

	Six Months Ended June 30, 2024
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2024	$722	$192	$662	$1,576
Provision for loan losses	119	44	104	267
Loan losses:
Charge-offs	(123)	(5)	(136)	(264)
Recoveries	18	2	22	42
Net loan (losses) recoveries	(105)	(3)	(114)	(222)
Allowance for loan losses, June 30, 2024	736	233	652	1,621
Reserve for unfunded credit commitments, January 1, 2024	92	13	19	124
Provision for (benefit from) unfunded credit losses	(7)	(5)	(1)	(13)
Reserve for unfunded credit commitments, June 30, 2024	85	8	18	111
Allowance for credit losses, June 30, 2024	$821	$241	$670	$1,732

	Six Months Ended June 30, 2023
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2022	$665	$121	$678	$1,464
Cumulative effect of accounting guidance (1)	(3)	(3)	(32)	(38)
Allowance for loan losses, January 1, 2023 (adjusted for change in accounting guidance)	$662	$118	$646	$1,426
Provision for loan losses	116	33	102	251
Loan losses:
Charge-offs	(101)	—	(116)	(217)
Recoveries	31	—	22	53
Net loan (losses) recoveries	(70)	—	(94)	(164)
Allowance for loan losses, June 30, 2023	708	151	654	1,513
Reserve for unfunded credit commitments, January 1, 2023	72	21	25	118
Provision for (benefit from) unfunded credit losses	10	(2)	(6)	2
Reserve for unfunded credit commitments, June 30, 2023	82	19	19	120
Allowance for credit losses, June 30, 2023	$790	$170	$673	$1,633

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
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale as of June 30, 2024 and December 31, 2023 and gross charge-offs for the year to date period ended June 30, 2024 and 2023, both by vintage year. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals that are categorized as new credit decisions reflect the renewal date as the vintage date. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2023 for more information regarding Regions' credit quality indicators.

	June 30, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$3,976	$6,405	$7,644	$4,295	$2,042	$4,271	$18,696	$—	$47	$47,376
Special Mention	80	286	154	7	56	19	526	—	—	1,128
Substandard Accrual	13	45	268	90	11	67	801	—	—	1,295
Non-accrual	6	127	111	33	4	27	115	—	—	423
Total commercial and industrial	$4,075	$6,863	$8,177	$4,425	$2,113	$4,384	$20,138	$—	$47	$50,222

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$374	$741	$895	$892	$568	$938	$92	$—	$(4)	$4,496
Special Mention	1	5	16	24	12	48	1	—	—	107
Substandard Accrual	3	3	35	44	15	33	2	—	—	135
Non-accrual	2	2	5	16	5	12	1	—	—	43
Total commercial real estate mortgage—owner-occupied:	$380	$751	$951	$976	$600	$1,031	$96	$—	$(4)	$4,781

	June 30, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$93	$75	$42	$34	$21	$44	$4	$—	$—	$313
Special Mention	—	34	8	—	—	—	—	—	—	42
Substandard Accrual	—	—	4	—	2	—	—	—	—	6
Non-accrual	—	2	—	—	2	5	—	—	—	9
Total commercial real estate construction—owner-occupied:	$93	$111	$54	$34	$25	$49	$4	$—	$—	$370

Total commercial	$4,548	$7,725	$9,182	$5,435	$2,738	$5,464	$20,238	$—	$43	$55,373

Commercial investor real estate mortgage:
Risk rating:
Pass	$581	$1,065	$1,437	$1,054	$369	$291	$321	$—	$(3)	$5,115
Special Mention	175	26	316	39	20	14	17	—	—	607
Substandard Accrual	180	81	69	24	18	31	94	—	—	497
Non-accrual	142	59	57	—	—	59	—	—	—	317
Total commercial investor real estate mortgage	$1,078	$1,231	$1,879	$1,117	$407	$395	$432	$—	$(3)	$6,536

Commercial investor real estate construction:
Risk rating:
Pass	$77	$287	$767	$155	$—	$2	$772	$—	$(13)	$2,047
Special Mention	—	—	199	—	—	—	33	—	—	232
Substandard Accrual	—	—	—	—	—	—	22	—	—	22
Non-accrual	—	—	—	—	—	—		—	—	—
Total commercial investor real estate construction	$77	$287	$966	$155	$—	$2	$827	$—	$(13)	$2,301

Total investor real estate	$1,155	$1,518	$2,845	$1,272	$407	$397	$1,259	$—	$(16)	$8,837

Residential first mortgage:
FICO scores:
Above 720	$541	$1,996	$2,851	$4,235	$4,190	$2,949	$—	$—	$—	$16,762
681-720	59	213	261	294	240	323	—	—	—	1,390
620-680	26	86	139	152	106	300	—	—	—	809
Below 620	3	51	118	128	93	432	—	—	—	825
Data not available	13	30	20	43	45	93	2	—	174	420
Total residential first mortgage	$642	$2,376	$3,389	$4,852	$4,674	$4,097	$2	$—	$174	$20,206

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,336	$45	$—	$2,381
681-720	—	—	—	—	—	—	337	10	—	347
620-680	—	—	—	—	—	—	182	10	—	192
Below 620	—	—	—	—	—	—	95	6	—	101
Data not available	—	—	—	—	—	—	85	5	31	121
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,035	$76	$31	$3,142

Home equity loans:
FICO scores:
Above 720	$167	$298	$337	$359	$185	$543	$—	$—	$—	$1,889
681-720	26	42	57	46	17	65	—	—	—	253
620-680	9	20	25	22	10	51	—	—	—	137
Below 620	1	4	11	13	5	39	—	—	—	73
Data not available	—	1	4	6	3	28	—	—	16	58
Total home equity loans	$203	$365	$434	$446	$220	$726	$—	$—	$16	$2,410

	June 30, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing		Unallocated (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$779	$—		$—	$779
681-720	—	—	—	—	—	—	258	—		—	258
620-680	—	—	—	—	—	—	211	—		—	211
Below 620	—	—	—	—	—	—	95	—		—	95
Data not available	—	—	—	—	—	—	26	—		(20)	6
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,369	$—		$(20)	$1,349

Other consumer—exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$9	$—	$—		$—	$9
681-720	—	—	—	—	—	2	—	—		—	2
620-680	—	—	—	—	—	3	—	—		—	3
Below 620	—	—	—	—	—	4	—	—		—	4
Data not available	—	—	—	—	—	—	—	—		(1)	(1)
Total other consumer—exit portfolios	$—	$—	$—	$—	$—	$18	$—	$—	$—	$(1)	$17

Other consumer(2):
FICO scores:
Above 720	$491	$1,193	$1,456	$471	$265	$246	$118	$—		$—	$4,240
681-720	70	244	336	112	57	47	64	—		—	930
620-680	34	137	213	76	36	30	50	—		—	576
Below 620	6	42	116	45	21	18	30	—		—	278
Data not available	74	7	9	6	5	167	2	—		(120)	150
Total other consumer	$675	$1,623	$2,130	$710	$384	$508	$264	$—		$(120)	$6,174

Total consumer loans	$1,520	$4,364	$5,953	$6,008	$5,278	$5,349	$4,670	$76		$80	$33,298

Total Loans	$7,223	$13,607	$17,980	$12,715	$8,423	$11,210	$26,167	$76		$107	$97,508

	December 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	2023	2022	2021	2020	2019	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$8,272	$9,123	$5,267	$2,326	$1,376	$3,210	$18,561	$—	$53	$48,188
Special Mention	87	186	71	109	26	90	484	—	—	1,053
Substandard Accrual	141	212	74	38	7	3	678	—	—	1,153
Non-accrual	128	102	37	6	20	10	168	—	—	471
Total commercial and industrial	$8,628	$9,623	$5,449	$2,479	$1,429	$3,313	$19,891	$—	$53	$50,865

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$799	$954	$988	$658	$343	$801	$76	$—	$(5)	$4,614
Special Mention	21	13	33	20	7	13	14	—	—	121
Substandard Accrual	3	34	32	14	8	24	1	—	—	116
Non-accrual	4	3	10	8	3	8	—	—	—	36
Total commercial real estate mortgage—owner-occupied:	$827	$1,004	$1,063	$700	$361	$846	$91	$—	$(5)	$4,887

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$89	$53	$44	$24	$11	$38	$3	$—	$—	$262
Special Mention	—	7	—	—	—	1	—	—	—	8
Substandard Accrual	—	1	—	1	—	1	—	—	—	3
Non-accrual	2	—	—	2	—	4	—	—	—	8
Total commercial real estate construction—owner-occupied:	$91	$61	$44	$27	$11	$44	$3	$—	$—	$281

Total commercial	$9,546	$10,688	$6,556	$3,206	$1,801	$4,203	$19,985	$—	$48	$56,033

Commercial investor real estate mortgage:
Risk rating:
Pass	$1,130	$1,587	$1,135	$488	$296	$110	$383	$—	$(4)	$5,125
Special Mention	269	247	52	59	30	—	90	—	—	747
Substandard Accrual	134	197	—	67	67	3	32	—	—	500
Non-accrual	99	57	37	—	12	28	—	—	—	233
Total commercial investor real estate mortgage	$1,632	$2,088	$1,224	$614	$405	$141	$505	$—	$(4)	$6,605

Commercial investor real estate construction:
Risk rating:
Pass	$256	$836	$280	$26	$2	$1	$649	$—	$(15)	$2,035
Special Mention	—	122	—	—	—	—	59	—	—	181
Substandard Accrual	—	25	—	—	—	—	4	—	—	29
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$256	$983	$280	$26	$2	$1	$712	$—	$(15)	$2,245
Total investor real estate	$1,888	$3,071	$1,504	$640	$407	$142	$1,217	$—	$(19)	$8,850

Residential first mortgage:
FICO scores:
Above 720	$1,939	$2,863	$4,358	$4,390	$816	$2,353	$—	$—	$—	$16,719
681-720	226	298	355	255	52	294	—	—	—	1,480
620-680	86	153	153	112	43	270	—	—	—	817
Below 620	21	90	122	87	53	389	—	—	—	762
Data not available	33	16	49	46	11	92	1	—	181	429
Total residential first mortgage	$2,305	$3,420	$5,037	$4,890	$975	$3,398	$1	$—	$181	$20,207

	December 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	2023	2022	2021	2020	2019	Prior
	(In millions)
Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,399	$45	$—	$2,444
681-720	—	—	—	—	—	—	346	11	—	357
620-680	—	—	—	—	—	—	184	9	—	193
Below 620	—	—	—	—	—	—	97	7	—	104
Data not available	—	—	—	—	—	—	85	5	33	123
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,111	$77	$33	$3,221

Home equity loans:
FICO scores:
Above 720	$322	$370	$397	$205	$93	$529	$—	$—	$—	$1,916
681-720	53	62	49	22	14	60	—	—	—	260
620-680	19	27	23	8	8	52	—	—	—	137
Below 620	2	8	12	5	7	35	—	—	—	69
Data not available	1	4	5	3	3	25	—	—	16	57
Total home equity loans	$397	$471	$486	$243	$125	$701	$—	$—	$16	$2,439

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$780	$—	$—	$780
681-720	—	—	—	—	—	—	254	—	—	254
620-680	—	—	—	—	—	—	210	—	—	210
Below 620	—	—	—	—	—	—	95	—	—	95
Data not available	—	—	—	—	—	—	20	—	(18)	2
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,359	$—	$(18)	$1,341

Other consumer—exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$—	$2	$22	$—	$—	$—	$24
681-720	—	—	—	—	1	4	—	—	—	5
620-680	—	—	—	—	—	5	—	—	—	5
Below 620	—	—	—	—	1	7	—	—	—	8
Data not available	—	—	—	—	—	1	—	—	—	1
Total other consumer—exit portfolios	$—	$—	$—	$—	$4	$39	$—	$—	$—	$43

Other consumer(2):
FICO scores:
Above 720	$1,312	$1,519	$501	$284	$155	$118	$119	$—	$—	$4,008
681-720	270	409	136	74	34	29	67	—	—	1,019
620-680	178	294	103	50	21	20	53	—	—	719
Below 620	52	147	65	31	14	13	30	—	—	352
Data not available	94	10	7	5	114	65	1	—	(149)	147
Total other consumer	$1,906	$2,379	$812	$444	$338	$245	$270	$—	$(149)	$6,245

Total consumer loans	$4,608	$6,270	$6,335	$5,577	$1,442	$4,383	$4,741	$77	$63	$33,496

Total Loans	$16,042	$20,029	$14,395	$9,423	$3,650	$8,728	$25,943	$77	$92	$98,379
________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Other consumer class includes overdrafts which are included in the current vintage year.

The following tables present gross charge-offs by vintage year for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30, 2024
	Term Loans						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial	$5	$33	$36	$8	$4	$8	$28	$122
Commercial real estate mortgage—owner-occupied	—	—	—	1	—	—	—	1
Total commercial	5	33	36	9	4	8	28	123
Commercial investor real estate mortgage	—	—	—	5	—	—	—	5
Total investor real estate	—	—	—	5	—	—	—	5
Residential first mortgage	—	—	—	—	—	1	—	1
Home equity lines	—	—	—	—	—	—	2	2
Consumer credit card	—	—	—	—	—	—	31	31
Other consumer—exit portfolios	—	—	—	—	—	1	—	1
Other consumer(1)	17	23	34	11	5	7	4	101
Total consumer	17	23	34	11	5	9	37	136
Total gross charge-offs	$22	$56	$70	$25	$9	$17	$65	$264

	Six Months Ended June 30, 2023
	Term Loans						Revolving Loans	Total
	2023	2022	2021	2020	2019	Prior
	(In millions)
Commercial and industrial	$—	$34	$25	$19	$9	$9	$5	$101
Total commercial	—	34	25	19	9	9	5	101
Residential first mortgage	—	—	—	—	—	1	—	1
Home equity lines	—	—	—	—	—	—	2	2
Consumer credit card	—	—	—	—	—	—	24	24
Other consumer—exit portfolios	—	—	—	—	3	5	—	8
Other consumer(1)	20	26	17	8	4	6	—	81
Total consumer	20	26	17	8	7	12	26	116
Total gross charge-offs	$20	$60	$42	$27	$16	$21	$31	$217
______
(1)Other consumer class includes overdraft gross charge-offs. The majority of overdraft gross charge-offs for the six months ended June 30, 2024 and 2023 are included in the current vintage year.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of June 30, 2024 and December 31, 2023. Loans on non-accrual status with no related allowance totaled $174 million and $280 million comprised of commercial and investor real estate loans at June 30, 2024 and December 31, 2023, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	June 30, 2024
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$40	$16	$6	$62	$49,799	$423	$50,222
Commercial real estate mortgage—owner-occupied	3	1	1	5	4,738	43	4,781
Commercial real estate construction—owner-occupied	—	—	—	—	361	9	370
Total commercial	43	17	7	67	54,898	475	55,373
Commercial investor real estate mortgage	—	10	23	33	6,219	317	6,536
Commercial investor real estate construction	—	—	—	—	2,301	—	2,301
Total investor real estate	—	10	23	33	8,520	317	8,837
Residential first mortgage	109	50	113	272	20,184	22	20,206
Home equity lines	17	6	18	41	3,115	27	3,142
Home equity loans	7	6	6	19	2,404	6	2,410
Consumer credit card	11	7	18	36	1,349	—	1,349
Other consumer—exit portfolios	1	1	—	2	17	—	17
Other consumer	43	22	21	86	6,174	—	6,174
Total consumer	188	92	176	456	33,243	55	33,298
	$231	$119	$206	$556	$96,661	$847	$97,508

	December 31, 2023
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$43	$21	$11	$75	$50,394	$471	$50,865
Commercial real estate mortgage—owner-occupied	3	2	—	5	4,851	36	4,887
Commercial real estate construction—owner-occupied	—	1	—	1	273	8	281
Total commercial	46	24	11	81	55,518	515	56,033
Commercial investor real estate mortgage	—	—	23	23	6,372	233	6,605
Commercial investor real estate construction	—	—	—	—	2,245	—	2,245
Total investor real estate	—	—	23	23	8,617	233	8,850
Residential first mortgage	104	48	95	247	20,185	22	20,207
Home equity lines	17	10	20	47	3,192	29	3,221
Home equity loans	10	4	7	21	2,433	6	2,439
Consumer credit card	11	8	20	39	1,341	—	1,341
Other consumer—exit portfolios	2	1	—	3	43	—	43
Other consumer	60	31	29	120	6,245	—	6,245
Total consumer	204	102	171	477	33,439	57	33,496
	$250	$126	$205	$581	$97,574	$805	$98,379
At June 30, 2024 and December 31, 2023, the Company had collateral-dependent commercial loans of $234 million and $220 million, respectively. At June 30, 2024 and December 31, 2023, the Company had collateral-dependent investor real estate loans of $256 million and $92 million, respectively. The collateral for commercial and investor real estate loans generally consists of business assets including real estate, receivables and equipment. At June 30, 2024 and December 31, 2023, the Company had collateral-dependent residential mortgage and home equity loans and lines totaling $108 million and $93 million, respectively. The collateral for these loans consists of residential real estate.
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
For each portfolio segment and class, the following tables present the end of period balances of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification that occurred in the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$23	0.05%	$—	—%	$—	—%	$23	0.05%
Commercial real estate mortgage—owner-occupied	3	0.05%	—	—%	—	—%	3	0.05%
Total commercial	26	0.05%	—	—%	—	—%	26	0.05%
Residential first mortgage	43	0.21%	1	—%	1	—%	45	0.22%
Home equity lines	—	—%	—	—%	1	0.05%	1	0.06%
Home equity loans	1	0.05%	—	—%	2	0.08%	3	0.13%
Total consumer	44	0.13%	1	—%	4	0.01%	49	0.15%
	$70	0.07%	$1	—%	$4	—%	$75	0.08%

	Three Months Ended June 30, 2023
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$57	0.11%	$24	0.05%	$—	—%	$81	0.15%
Commercial real estate mortgage—owner-occupied	8	0.17%	—	—%	—	—%	8	0.17%
Commercial real estate construction—owner-occupied	3	0.66%	—	0.15%	—	—%	3	0.81%
Total commercial	68	0.12%	24	0.04%	—	—%	92	0.16%
Commercial investor real estate mortgage	63	0.98%	—	—%	—	—%	63	0.98%
Total investor real estate	63	0.73%	—	—%	—	—%	63	0.73%
Residential first mortgage	27	0.14%	—	—%	—	—%	27	0.14%
Home equity lines	—	—%	—	—%	1	0.02%	1	0.03%
Home equity loans	2	0.06%	—	—%	1	0.06%	3	0.11%
Total consumer	29	0.09%	—	—%	2	0.01%	31	0.09%
Total	$160	0.16%	$24	0.02%	$2	—%	$186	0.19%

	Six Months Ended June 30, 2024
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$35	0.07%	$—	—%	$1	—%	$36	0.07%
Commercial real estate mortgage—owner-occupied	3	0.06%	—	—%	—	—%	3	0.06%
Total commercial	38	0.07%	—	—%	1	—%	39	0.07%
Commercial investor real estate mortgage	100	1.53%	—	—%	—	—%	100	1.53%
Total investor real estate	100	1.14%	—	—%	—	—%	100	1.14%
Residential first mortgage	80	0.40%	1	0.01%	2	0.01%	83	0.41%
Home equity lines	1	0.01%	—	—%	2	0.07%	3	0.08%
Home equity loans	2	0.08%	—	—%	4	0.16%	6	0.24%
Total consumer	83	0.25%	1	—%	8	0.02%	92	0.28%
	$221	0.23%	$1	—%	$9	0.01%	$231	0.24%

	Six Months Ended June 30, 2023
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$61	0.12%	$182	0.35%	$—	—%	$243	0.47%
Commercial real estate mortgage—owner-occupied	10	0.21%	—	—%	—	—%	10	0.21%
Commercial real estate construction—owner-occupied	3	0.66%	—	—%	—	—%	3	0.81%
Total commercial	74	0.13%	182	0.32%	—	—%	256	0.45%
Commercial investor real estate mortgage	63	0.98%	—	—%	—	—%	63	0.98%
Total investor real estate	63	0.73%	—	—%	—	—%	63	0.73%
Residential first mortgage	49	0.24%	—	—%	1	0.01%	50	0.25%
Home equity lines	1	0.02%	—	—%	1	0.04%	2	0.06%
Home equity loans	2	0.10%	—	—%	3	0.11%	5	0.21%
Total consumer	52	0.16%	—	—%	5	0.02%	57	0.17%
Total	$189	0.19%	$182	0.18%	$5	0.01%	$376	0.38%
____
(1) Amounts calculated based upon whole dollar values.
The end of period balance of unfunded commitments related to modifications to troubled borrowers at June 30, 2024 was $52 million and at December 31, 2023 was $106 million.

The following tables present the financial impact of modifications to troubled borrowers during the three and six months ended June 30, 2024 and 2023 by portfolio segment, class of financing receivable, and the type of modification. The tables include new modifications to troubled borrowers, as well as renewals of existing modifications to troubled borrowers.

	Three Months Ended June 30, 2024
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	0.92	—	—	—
Commercial real estate mortgage—owner-occupied	0.67	—	—	—
Residential first mortgage	7	0.5	1	less than 1%
Home equity lines	—	—	21	2%
Home equity loans	7	—	25	3%

	Three Months Ended June 30, 2023
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	1	0.5	—	—
Commercial real estate mortgage—owner-occupied	0.75	—	—	—
Commercial real estate construction—owner-occupied	0.25	—	—	—
Commercial investor real estate mortgage	0.67	—	—	—
Residential first mortgage	5	—	—	—
Home equity lines	—	—	20	1%
Home equity loans	18	—	14	3%

	Six Months Ended June 30, 2024
	Term Extension		Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension		Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	1.58		—	—	—
Commercial real estate mortgage—owner-occupied	0.67		—	—	—
Commercial investor real estate mortgage	0.58	—	—	—	—
Residential first mortgage	7		0.5	6	less than 1%
Home equity lines	—		—	21	2%
Home equity loans	9		—	25	2%

	Six Months Ended June 30, 2023
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	1	0.5	—	—
Commercial real estate mortgage—owner-occupied	0.67	—	—	—
Commercial real estate construction—owner-occupied	0.25	—	—	—
Commercial investor real estate mortgage	0.67	—	—	—
Residential first mortgage	5	—	8	1%
Home equity lines	19	—	18	1%
Home equity loans	15	—	16	2%
In addition to the financial impacts in the table above, during the six months ended June 30, 2023 there were instances of commercial and industrial payment deferrals in which the amortization period was doubled to maturity.
The following tables include the end of period balances of aging and non-accrual performance for modifications to troubled borrowers modified in the previous twelve-month period by portfolio segment and class as of June 30, 2024 and in the previous six-month period since adoption of the related accounting guidance by portfolio segment and class as of June 30, 2023. Refer to Note 1 and Note 5 in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on the adoption of new accounting guidance.

	June 30, 2024
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$149	$—	$—	$74	$223
Commercial real estate mortgage—owner-occupied	2	—	—	1	3
Total commercial	151	—	—	75	226
Commercial investor real estate mortgage	130	—	—	136	266
Total investor real estate	130	—	—	136	266
Residential first mortgage	99	16	10	4	129
Home equity lines	4	—	—	—	4
Home equity loans	8	1	—	1	10
Total consumer	111	17	10	5	143
	$392	$17	$10	$216	$635

	June 30, 2023
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$198	$2	$—	$43	$243
Commercial real estate mortgage—owner-occupied	6	—	—	4	10
Commercial real estate construction—owner-occupied	2	—	—	1	3
Total commercial	206	2	—	48	256
Commercial investor real estate mortgage	48	—	—	15	63
Total investor real estate	48	—	—	15	63
Residential first mortgage	44	4	1	1	50
Home equity lines	1	—	—	1	2
Home equity loans	4	—	—	1	5
Total consumer	49	4	1	3	57
	$303	$6	$1	$66	$376
For modifications to troubled borrowers, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified as non-accrual status during the reporting period. As of June 30, 2024, subsequent defaults of the loans restructured as a modification to a troubled borrower during the three and six month periods ended June 30, 2024 totaled $56 million and $135 million, respectively. These amounts were immaterial for the three and six month periods ended June 30, 2023.

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Carrying value, beginning of period	$1,026	$790	$906	$812
Additions	7	8	12	12
Purchases (1)	5	22	130	32
Increase (decrease) in fair value(2):
Due to change in valuation inputs or assumptions	13	8	32	(4)
Economic amortization associated with borrower repayments (3)	(31)	(27)	(60)	(51)
Carrying value, end of period	$1,020	$801	$1,020	$801
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments):

	June 30
	2024	2023
	(Dollars in millions)
Unpaid principal balance	$69,055	$55,277
Weighted-average CPR (%)	8.2%	8.1%
Estimated impact on fair value of a 10% increase	$(47)	$(42)
Estimated impact on fair value of a 20% increase	$(90)	$(79)
Option-adjusted spread (basis points)	486	475
Estimated impact on fair value of a 10% increase	$(22)	$(17)
Estimated impact on fair value of a 20% increase	$(44)	$(33)
Weighted-average coupon interest rate	3.8%	3.7%
Weighted-average remaining maturity (months)	300	306
Weighted-average servicing fee (basis points)	27.2	27.2
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $46 million and $39 million for the three months ended June 30, 2024 and 2023, respectively and $90 million and $77 million for the six months ended June 30, 2024 and 2023, respectively.
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
Regions' DUS portfolio of MSRs totaled $85 million and $87 million at June 30, 2024 and December 31, 2023, respectively. Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS MSRs was approximately $111 million at June 30, 2024 and $109 million at December 31, 2023.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $8 million and $6 million for the three months ended June 30, 2024 and 2023, respectively and $13 million and $11 million for the six months ended June 30, 2024 and 2023.
NOTE 6. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										June 30, 2024	December 31, 2023
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series B	4/29/2014	9/15/2024	6.375%	(2)	$500	$1,000	$25	1/40th	500,000	$433	$433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	500,000	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	3,500	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
					$1,750				1,403,500	$1,659	$1,659
_________
(1)Dividends on all series of preferred stock, if declared, accrue and are payable quarterly in arrears.
(2)Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2024, 6.375%, and (ii) for each period beginning on or after September 15, 2024, three-month CME Term SOFR plus 3.798% which includes a 0.262% spread adjustment for the transition to SOFR in accordance with ISDA protocols.
(3)Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to August 15, 2029, 5.700%, and (ii) for each period beginning on or after August 15, 2029, three-month CME Term SOFR plus 3.410% which includes a 0.262% spread adjustment for the transition to SOFR in accordance with ISDA protocols.
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
The Board of Directors declared a total of $49 million in cash dividends on all series of preferred stock during both the first six months of 2024 and 2023.
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
On July 22, 2024, Regions launched a public offering, which was completed on July 29, 2024 for the issuance of $500 million in depositary shares each representing a 1/40th ownership interest in a share of the Company's Non-Cumulative

Perpetual Preferred Stock, Series F, par value $1.00 per share ("Series F preferred stock"), with a liquidation preference of $1,000 per share of Series F preferred stock (equivalent to $25.00 per depositary share). Dividends will be paid quarterly at an annual rate equal to 6.95% for each period beginning September 15, 2024 and then will reset beginning September 15, 2029 and every five years thereafter to the five-year Treasury rate plus 2.771 percent.
COMMON STOCK
The Company's SCB from the fourth quarter of 2023 through the third quarter of 2024 is 2.5 percent. On June 28, 2024, Regions announced the Company received its results of the 2024 stress test from the FRB, reflecting that the Company exceeded all minimum capital levels. The Company's preliminary SCB will remain floored at 2.5 percent from the fourth quarter of 2024 through the third quarter of 2025.
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of June 30, 2024, Regions had repurchased approximately 27 million shares of common stock at a total cost of $456 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Regions declared $0.24 per share in cash dividends for both the first and second quarters of 2024, totaling $0.48 per common share for the first six months of 2024 as compared to $0.20 per common share for the same quarterly periods of 2023, totaling $0.40 per common share for the first six months of 2023.
On July 17, 2024, the Board declared a $0.01 increase to the quarterly common stock dividend to $0.25 which will be payable on October 1, 2024, to stockholders of record at close of business on September 3, 2024.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three and six months ended June 30, 2024 and 2023 :

	Three Months Ended June 30, 2024
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,325)	$1,101	$(3,224)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(9)	$1	$(8)
Reclassification adjustments for amortization on unrealized losses (2)	1	—	1
Ending balance	$(8)	$1	$(7)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,027)	$771	$(2,256)
Unrealized gains (losses) arising during the period	(97)	24	(73)
Reclassification adjustments for securities (gains) losses realized in net income (3)	50	(12)	38
Change in AOCI from securities available for sale activity in the period	(47)	12	(35)
Ending balance	$(3,074)	$783	$(2,291)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(689)	$176	$(513)
Unrealized gains (losses) on derivatives arising during the period	(130)	33	(97)
Reclassification adjustments for (gains) losses realized in net income (2)	116	(30)	86
Change in AOCI from derivative activity in the period	(14)	3	(11)
Ending balance	$(703)	$179	$(524)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(600)	$153	$(447)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	6	(2)	4
Ending balance	$(594)	$151	$(443)

Total other comprehensive income (loss)	(54)	13	(41)
Total accumulated other comprehensive income (loss), end of period	$(4,379)	$1,114	$(3,265)

	Three Months Ended June 30, 2023
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,812)	$968	$(2,844)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(11)	$2	$(9)
Reclassification adjustments for amortization on unrealized losses (2)	1	—	1
Ending balance	$(10)	$2	$(8)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(2,984)	$758	$(2,226)
Unrealized gains (losses) arising during the period	(344)	88	(256)
Ending balance	$(3,328)	$846	$(2,482)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(255)	$65	$(190)
Unrealized gains (losses) on derivatives arising during the period	(496)	126	(370)
Reclassification adjustments for (gains) losses realized in net income (2)	32	(8)	24
Change in AOCI from derivative activity in the period	(464)	118	(346)
Ending balance	$(719)	$183	$(536)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(562)	$143	$(419)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	6	(1)	5
Ending balance	$(556)	$142	$(414)

Total other comprehensive income (loss)	(801)	205	(596)
Total accumulated other comprehensive income (loss), end of period	$(4,613)	$1,173	$(3,440)

	Six Months Ended June 30, 2024
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,773)	$961	$(2,812)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(9)	$1	$(8)
Reclassification adjustments for amortization on unrealized losses (2)	1	—	1
Ending balance	$(8)	$1	$(7)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(2,759)	$703	$(2,056)
Unrealized gains (losses) arising during the period	(415)	105	(310)
Reclassification adjustments for securities (gains) losses realized in net income (3)	100	(25)	75
Change in AOCI from securities available for sale activity in the period	(315)	80	(235)
Ending balance	$(3,074)	$783	$(2,291)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(399)	$102	$(297)
Unrealized gains (losses) on derivatives arising during the period	(537)	137	(400)
Reclassification adjustments for (gains) losses realized in net income (2)	233	(60)	173
Change in AOCI from derivative activity in the period	(304)	77	(227)
Ending balance	$(703)	$179	$(524)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(606)	$155	$(451)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	12	(4)	8
Ending balance	$(594)	$151	$(443)

Total other comprehensive income (loss)	(606)	153	(453)
Total accumulated other comprehensive income (loss), end of period	$(4,379)	$1,114	$(3,265)

	Six Months Ended June 30, 2023
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,481)	$1,138	$(3,343)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(11)	$2	$(9)
Reclassification adjustments for amortization on unrealized (gains) losses (2)	1	—	1
Ending balance	$(10)	$2	$(8)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,433)	$872	$(2,561)
Unrealized gains (losses) arising during the period	103	(26)	77
Reclassification adjustments for securities (gains) losses realized in net income (3)	2	—	2
Change in AOCI from securities available for sale activity in the period	105	(26)	79
Ending balance	$(3,328)	$846	$(2,482)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(468)	$119	$(349)
Unrealized gains (losses) on derivatives arising during the period	(298)	76	(222)
Reclassification adjustments for (gains) losses realized in net income (2)	47	(12)	35
Change in AOCI from derivative activity in the period	(251)	64	(187)
Ending balance	$(719)	$183	$(536)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(569)	$145	$(424)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	13	(3)	10
Ending balance	$(556)	$142	$(414)

Total other comprehensive income (loss)	(132)	35	(97)
Total accumulated other comprehensive income (loss), end of period	$(4,613)	$1,173	$(3,440)
____
(1)The impact of all AOCI activity is shown net of the related tax impact, calculated using an effective tax rate of approximately 25 percent.
(2)Reclassification amount is recognized in net interest income in the consolidated statements of income.
(3)Reclassification amount is recognized in securities gains (losses), net in the consolidated statements of income.
(4)Reclassification amount is recognized in other non-interest expense in the consolidated statements of income. Additionally, these accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 8 for additional details) .

NOTE 7. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(In millions, except per share data)
Numerator:
Net income	$501	$581	$869	$1,193
Preferred stock dividends	(24)	(25)	(49)	(49)
Net income available to common shareholders	$477	$556	$820	$1,144
Denominator:
Weighted-average common shares outstanding—basic	$917	$939	$919	$938
Potential common shares	1	—	1	3
Weighted-average common shares outstanding—diluted	$918	$939	$920	$941
Earnings per common share:
Basic	$0.52	$0.59	$0.89	$1.22
Diluted	0.52	0.59	$0.89	$1.22

The effects from the assumed exercise of 7 million and 6 million in restricted stock units and awards and performance stock units for the three and six months ended June 30, 2024, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

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
Net periodic pension cost included the following components:

	Three Months Ended June 30
	Qualified Plans		Non-qualified Plans		Total
	2024	2023	2024	2023	2024	2023
	(In millions)
Service cost	$4	$6	$1	$—	$5	$6
Interest cost	21	21	1	1	22	22
Expected return on plan assets	(31)	(30)	—	—	(31)	(30)
Amortization of actuarial loss	6	6	—	—	6	6
Net periodic pension cost	$—	$3	$2	$1	$2	$4

	Six Months Ended June 30
	Qualified Plans		Non-qualified Plans		Total
	2024	2023	2024	2023	2024	2023
	(In millions)
Service cost	$10	$11	$1	$1	$11	$12
Interest cost	41	42	2	3	43	45
Expected return on plan assets	(62)	(60)	—	—	(62)	(60)
Amortization of actuarial loss	11	12	1	1	12	13
Net periodic pension cost	$—	$5	$4	$5	$4	$10
The service cost component of net periodic pension cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first six months of 2024.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the six months ended June 30, 2024 or 2023.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments.

	June 30, 2024			December 31, 2023
	Notional Amount(1)	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,755	$3	$111	$2,975	$1	$121
Derivatives in cash flow hedging relationships:
Interest rate swaps	32,050	5	810	29,550	43	580
Interest rate options	2,000	8	8	2,000	21	13
Total derivatives in cash flow hedging relationships	34,050	13	818	31,550	64	593
Total derivatives designated as hedging instruments	$37,805	$16	$929	$34,525	$65	$714
Derivatives not designated as hedging instruments:
Interest rate swaps	$97,687	$1,885	$1,850	$99,892	$1,769	$1,718
Interest rate options	12,412	61	49	13,497	66	57
Interest rate futures and forward commitments	1,296	9	2	655	7	12
Other contracts	11,827	122	106	12,007	198	190
Total derivatives not designated as hedging instruments	$123,222	$2,077	$2,007	$126,051	$2,040	$1,977
Total derivatives	$161,027	$2,093	$2,936	$160,576	$2,105	$2,691

Total gross derivative instruments, before netting		$2,093	$2,936		$2,105	$2,691
Less: Netting adjustments (2)		2,014	1,785		2,029	1,560
Total gross derivative instruments, after netting		$79	$1,151		$76	$1,131
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. Includes accrued interest as applicable. The table reflects net notional presentation and gross asset and liability presentation to capture the economic impact of the trades.
(2)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements, and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral. Cash collateral, all of which is included as a netting adjustment, totaled $166 million and $243 million for derivative assets at June 30, 2024 and December 31, 2023, respectively. Cash collateral totaled $63 million and $43 million for derivative liabilities at June 30, 2024 and December 31, 2023, respectively.
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
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay SOFR interest rate swaps and interest rate options. As of June 30, 2024, Regions was hedging its exposure to the variability in future cash flows into 2031.
As of June 30, 2024, cash flow hedges were held at a pre-tax net loss of $703 million, which includes pre-tax net gains of $57 million related to terminated cash flow floors and swaps. Regions expects to reclassify into earnings approximately $349 million in pre-tax expenses due to the net receipt/ payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $48 million in pre-tax net gains related to the amortization of terminated cash flow floors and swaps.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	Three Months Ended June 30, 2024
	Interest Income	Interest Income	Interest Expense	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings	Deposits
	(In millions)
Total income (expense) presented in the consolidated statements of income	$219	$1,432	$(61)	$(502)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$2	$—	$(17)	$—
Recognized on derivatives	—	—	10	—
Recognized on hedged items	—	—	(10)	—
Income (expense) recognized on fair value hedges	$2	$—	$(17)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(116)	$—	$—
Income (expense) recognized on cash flow hedges	$—	$(116)	$—	$—

	Three Months Ended June 30, 2023
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$185	$1,454	$(56)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(16)
Recognized on derivatives	—	—	(14)
Recognized on hedged items	—	—	14
Income (expense) recognized on fair value hedges	$—	$—	$(16)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(32)	$—
Income (expense) recognized on cash flow hedges	$—	$(32)	$—

	Six Months Ended June 30, 2024
	Interest Income	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings	Deposits
	(In millions)
Total income (expense) presented in the consolidated statements of income	$428	$2,853	$(105)	$(997)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$5	$—	$(34)	—
Recognized on derivatives	6	—	6	(1)
Recognized on hedged items	(7)	—	(6)	1
Income (expense) recognized on fair value hedges	$4	$—	$(34)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(233)	$—	$—
Income (expense) recognized on cash flow hedges	$—	$(233)	$—	$—

	Six Months Ended June 30, 2023
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$372	$2,814	$(96)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(29)
Recognized on derivatives	—	—	9
Recognized on hedged items	—	—	(9)
Income (expense) recognized on fair value hedges	$—	$—	$(29)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(47)	$—
Income (expense) recognized on cash flow hedges	$—	$(47)	$—
_____
(1)See Note 6 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax
The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	June 30, 2024		December 31, 2023
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale(1)(2)	$1,595	$(2)	$1,653	$5
Long-term borrowings	(2,043)	106	(1,286)	112
Time deposits	(281)	1	(252)	—
_____
(1) At June 30, 2024 and December 31, 2023, the Company designated interest rate swaps as fair value hedges of debt securities available for sale under the portfolio layer method under which the Company designated $1.0 billion as the hedged amount from a closed portfolio of prepayable financial assets with a carrying amount of $1.3 billion.
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At June 30, 2024 and December 31, 2023, Regions had $213 million and $124 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At June 30, 2024 and December 31, 2023, Regions had $435 million and $267 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions uses various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of June 30, 2024 and December 31, 2023, the total notional amount related to these contracts was $3.5 billion and $3.3 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2024	2023	2024	2023
	(In millions)
Capital markets income:
Interest rate swaps	$6	$4	$15	$(24)
Interest rate options	14	12	23	21
Interest rate futures and forward commitments	6	4	14	8
Other contracts	(1)	8	5	6
Total capital markets income	25	28	57	11
Mortgage income:
Interest rate swaps	(8)	(7)	(23)	—
Interest rate options	(2)	(2)	(1)	1
Interest rate futures and forward commitments	(2)	1	8	—
Total mortgage income	(12)	(8)	(16)	1
	$13	$20	$41	$12

CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2024 and 2030. Swap participations, whereby Regions has sold credit protection have maturities between 2024 and 2035. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of June 30, 2024 was approximately $415 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2024 and 2023 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2024 and December 31, 2023, were $44 million and $29 million, respectively, for which Regions had posted collateral of $38 million and $32 million, respectively, in the normal course of business.
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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$1,390	$—	$—	$1,390	$1,223	$—	$—	$1,223
Federal agency securities	—	512	—	512	—	1,043	—	1,043
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities:
Residential agency	—	19,832	—	19,832	—	17,372	—	17,372
Commercial agency	—	5,800	—	5,800	—	7,307	—	7,307
Commercial non-agency	—	81	—	81	—	83	—	83
Corporate and other debt securities	—	917	3	920	—	1,073	1	1,074
Total debt securities available for sale	$1,390	$27,144	$3	$28,537	$1,223	$26,880	$1	$28,104
Loans held for sale	$—	$278	$—	$278	$—	$201	$—	$201
Marketable equity securities in other earning assets	$1,100	$—	$—	$1,100	$813	$—	$—	$813
Residential mortgage servicing rights	$—	$—	$1,020	$1,020	$—	$—	$906	$906
Derivative assets (2):
Interest rate swaps	$—	$1,893	$—	$1,893	$—	$1,813	$—	$1,813
Interest rate options	—	60	9	69	—	83	4	87
Interest rate futures and forward commitments	—	9		9	—	7	—	7
Other contracts	—	122	—	122	—	198	—	198
Total derivative assets	$—	$2,084	$9	$2,093	$—	$2,101	$4	$2,105
Derivative liabilities (2):
Interest rate swaps	$—	$2,771	$—	$2,771	$—	$2,419	$—	$2,419
Interest rate options	—	57	—	57	—	70	—	70
Interest rate futures and forward commitments	—	2	—	2	—	12	—	12
Other contracts	—	106	—	106	—	189	1	190
Total derivative liabilities	$—	$2,936	$—	$2,936	$—	$2,690	$1	$2,691
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

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. See Note 5 for a reconciliation of beginning and ending balances of residential MSRs for the three and six months ended June 30, 2024 and 2023.

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
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2024 and December 31, 2023. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at June 30, 2024 and December 31, 2023 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	June 30, 2024
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$1,020	Discounted cash flow	Weighted-average CPR (%)	4.3% - 25.6% (8.2%)
			OAS (%)	4.6% - 7.7% (4.9%)
_________
(1)See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2023
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$906	Discounted cash flow	Weighted-average CPR (%)	5.6% - 21.5% (8.2%)
			OAS (%)	4.5% -8.2% (4.8%)
_______
(1)See Note 6 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2023 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

FAIR VALUE OPTION
The Company has elected the option to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at June 30, 2024 and December 31, 2023.
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale. At June 30, 2024, the aggregate fair value of these loans totaled $262 million compared to aggregate unpaid principal of $257 million. At December 31, 2023, the aggregate fair value of these loans totaled $184 million compared to aggregate unpaid principal of $177 million.
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. Net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three and six months ended June 30, 2024 and 2023, were immaterial. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both June 30, 2024 and December 31, 2023.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2024 are as follows:

	June 30, 2024
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$8,479	$8,479	$8,479	$—	$—
Debt securities held to maturity	733	690	—	690	—
Debt securities available for sale	28,537	28,537	1,390	27,144	3
Loans held for sale	552	552	—	552	—
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	93,983	89,952	—	—	89,952
Other earning assets	1,844	1,844	1,100	744	—
Derivative assets	2,093	2,093	—	2,084	9
Financial liabilities:
Derivative liabilities	2,936	2,936	—	2,936	—
Deposits with no stated maturity(4)	111,382	111,382	—	111,382	—
Time deposits(4)	15,234	15,172	—	15,172	—
Short-term borrowings	513	513	—	513	—
Long-term borrowings	5,083	5,124	—	5,123	1
Loan commitments and letters of credit	143	143	—	—	143
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at June 30, 2024 was $4.0 billion or 4.3 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.9 billion at June 30, 2024.
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

The following tables present financial information for each reportable segment for the periods indicated:

	Three Months Ended June 30, 2024
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$449	$697	$40	$—	$1,186
Provision for (benefit from) credit losses	91	66	2	(57)	102
Non-interest income (loss)	199	259	124	(37)	545
Non-interest expense	307	571	108	18	1,004
Income before income taxes	250	319	54	2	625
Income tax expense (benefit)	62	80	14	(32)	124
Net income	$188	$239	$40	$34	$501
Average assets	$68,934	$38,007	$2,053	$43,873	$152,867

	Three Months Ended June 30, 2023
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$515	$819	$47	$—	$1,381
Provision for (benefit from) credit losses	85	71	2	(40)	118
Non-interest income	185	267	113	11	576
Non-interest expense	312	686	106	7	1,111
Income before income taxes	303	329	52	44	728
Income tax expense (benefit)	76	82	13	(24)	147
Net income	$227	$247	$39	$68	$581
Average assets	$70,180	$37,597	$2,055	$43,942	$153,774

	Six Months Ended June 30, 2024
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$901	$1,389	$80	$—	$2,370
Provision for (benefit from) credit losses	182	134	4	(66)	254
Non-interest income (loss)	417	516	244	(69)	1,108
Non-interest expense	631	1,198	219	87	2,135
Income before income taxes	505	573	101	(90)	1,089
Income tax expense (benefit)	126	143	25	(74)	220
Net income (loss)	$379	$430	$76	$(16)	$869
Average assets	$68,938	$38,021	$2,044	$43,152	$152,155

	Six Months Ended June 30, 2023
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$1,040	$1,657	$101	$—	$2,798
Provision for (benefit from) credit losses	165	138	4	(54)	253
Non-interest income	347	525	226	12	1,110
Non-interest expense	626	1,275	215	22	2,138
Income before income taxes	596	769	108	44	1,517
Income tax expense (benefit)	149	192	27	(44)	324
Net income	$447	$577	$81	$88	$1,193
Average assets	$69,639	$37,378	$2,070	$44,343	$153,430

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30, 2024	December 31, 2023
	(In millions)
Unused commitments to extend credit	$63,746	$63,631
Standby letters of credit	2,109	1,997
Commercial letters of credit	61	78
Liabilities associated with standby letters of credit	32	32
Assets associated with standby letters of credit	34	34
Reserve for unfunded credit commitments	111	124
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

GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At June 30, 2024 and December 31, 2023, the Company's DUS servicing portfolio totaled approximately $6.4 billion and $6.2 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at June 30, 2024 and December 31, 2023, these serviced loans totaled approximately $604 million and $653 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $2.2 billion at June 30, 2024 and $2.3 billion at December 31, 2023. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both June 30, 2024 and December 31, 2023. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

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
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2023, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 13 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be on the balances as of June 30, 2024 compared to December 31, 2023.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2024, Regions operated 1,262 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 11 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
SECOND QUARTER OVERVIEW
Second Quarter Results
Regions reported net income available to common shareholders of $477 million or $0.52 per diluted share in the second quarter of 2024 compared to net income available to common shareholders of $556 million or $0.59 per diluted share in the second quarter of 2023.
Net interest income (taxable-equivalent basis) totaled $1.2 billion in the second quarter of 2024, which decreased $195 million compared to the second quarter of 2023. The net interest margin (taxable-equivalent basis) was 3.51 percent in the second quarter of 2024, reflecting a 53 basis point decrease from the same period in 2023. The decreases in net interest income and net interest margin were primarily driven by increases in deposit and funding costs and partially offset by higher asset yields. Refer to the related discussion below Table 17 "Consolidated Average Daily Balances and Yield/Rate Analysis" for further detail.
The provision for credit losses totaled $102 million in the second quarter of 2024 compared to $118 million in the second quarter of 2023. The current quarter provision reflects asset quality improvement. Net charge-offs totaled $101 million, or 0.42 percent of average loans, in the second quarter of 2024, compared to $81 million, or 0.33 percent in the second quarter of 2023. Charge-offs increased reflecting higher commercial net charge-offs. The allowance as a percent of total loans, net, increased to 1.78 percent at June 30, 2024, compared to 1.73 percent at December 31, 2023. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $545 million in the second quarter of 2024 compared to $576 million in second quarter of 2023. The decrease was primarily driven by securities losses associated with portfolio repositioning executed in the second quarter of 2024 and declines in card and ATM fees. The decreases were partially offset by higher bank-owned life insurance income and mortgage income. See Table 22 "Non-Interest Income" for further details.
Non-interest expense was $1.0 billion in the second quarter of 2024 compared to $1.1 billion in second quarter of 2023. The decrease was driven by a decline in operational losses and other miscellaneous expenses. See Table 23 "Non-Interest Expense" for further details.
Regions' effective tax rate was 19.8 percent in the second quarter of 2024 compared to 20.2 percent in the second quarter of 2023. See the "Income Taxes" section for further details.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. At June 30, 2024, Regions’ CET1 ratio was estimated to be 10.42 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for further details.
The Board authorized, on April 20, 2022, the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. In the first half of 2024, the Company repurchased 10 million shares of common stock totaling $189 million.
On July 17, 2024, the Board declared a 4 percent increase to the quarterly common stock dividend to $0.25 which will be payable on October 1, 2024, to stockholders of record at close of business on September 3, 2024.
Expectations

2024 Expectations (1)
Category	Expectation
Net Interest Income(2)	$4.7-$4.8 billion (expect to operate toward upper end)
Adjusted Non-Interest Income	$2.3-$2.4 billion (expect to be at upper end)
Adjusted Non-Interest Expense	$4.15-$4.2 billion
Average Loans	stable to down modestly
Average Deposits	stable to down modestly
Net Charge-Offs / Average Loans	40-50 basis points (expect to be toward the upper end)
Effective Tax Rate	20-21%
______
(1)Expectation for CET1 is to continue to manage consistent with current levels over the near term.
(2)Expectation for net interest income assumes stable or lower short-term interest rates; flat long-term rate held at June 30, 2024 levels.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $1.7 billion from December 31, 2023 to June 30, 2024 resulting from an increase in cash balances on deposit with the Federal Reserve Bank driven primarily by FHLB advances utilized in the first and second quarters of 2024. Cash balances were also impacted by a decline in loans. See the "Loans", "Liquidity" and "Borrowed Funds" sections for more information.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	June 30, 2024	December 31, 2023
	(In millions)
U.S. Treasury securities	$1,390	$1,223
Federal agency securities	512	1,043
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	20,052	17,611
Commercial agency	6,313	7,822
Commercial non-agency	81	83
Corporate and other debt securities	920	1,074
	$29,270	$28,858
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
Debt securities increased $412 million from December 31, 2023 to June 30, 2024 as the Company purchased $750 million of residential agency MBS securities to provide an economic hedge for the June debt issuance in the second quarter of 2024 (see Table 14—Long-Term Borrowings). Two distinct securities repositioning transactions occurred over the first half of 2024. These include the sale of mostly shorter-duration commercial agency MBS and replacement with residential agency MBS with favorable prepayment profiles. The intent was to maintain the securities portfolio duration that would otherwise shorten naturally. In the first quarter of 2024, the Company sold approximately $1.3 billion of debt securities available for sale, realizing $50 million in pre-tax losses. In the second quarter of 2024, the Company sold approximately $983 million of debt securities available for sale, realizing $50 million in pre-tax losses. The proceeds were reinvested at higher market yields.
The average life of the debt securities portfolio at June 30, 2024 was estimated to be 5.7 years, with a duration of approximately 4.5 years. These metrics compare with an estimated average life of 5.5 years and a duration of approximately 4.5 years for the portfolio at December 31, 2023.
LOANS HELD FOR SALE
The following table presents Regions’ loans held for sale by type:
Table 2—Loans Held for Sale

	June 30, 2024	December 31, 2023
	(In millions)
Commercial	$290	$208
Residential first mortgage	262	184
Consumer and other performing	—	5
Non-performing	—	3
	$552	$400
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
LOANS
Loans, net of unearned income, represented 72 percent of interest-earning assets as of June 30, 2024. The following table presents the distribution of Regions' loan portfolio segment and class, net of unearned income:
Table 3—Loan Portfolio

	June 30, 2024	December 31, 2023
	(In millions, net of unearned income)
Commercial and industrial	$50,222	$50,865
Commercial real estate mortgage—owner-occupied	4,781	4,887
Commercial real estate construction—owner-occupied	370	281
Total commercial	55,373	56,033
Commercial investor real estate mortgage	6,536	6,605
Commercial investor real estate construction	2,301	2,245
Total investor real estate	8,837	8,850
Residential first mortgage	20,206	20,207
Home equity lines	3,142	3,221
Home equity loans	2,410	2,439
Consumer credit card	1,349	1,341
Other consumer—exit portfolios	17	43
Other consumer	6,174	6,245
Total consumer	33,298	33,496
	$97,508	$98,379
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 3, explain changes in balances from year-end 2023 and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries and certain loan products. See Note 4 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional discussion. See the "Second Quarter Overview" section for details on expectations for loans in 2024.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans decreased $643 million since year-end 2023, due to a focus on client selectivity and loans refinanced off the Company's balance sheet through the debt capital markets. In the first six months of 2024, the decline in commercial and industrial loans was broad-based as shown in Table 4.
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

The following tables provide detail of Regions' commercial lending balances in selected industries.
Table 4—Commercial Industry Exposure

	June 30, 2024
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,482	$775	$2,257
Agriculture	240	125	365
Educational services	3,311	870	4,181
Energy	1,579	3,405	4,984
Financial services	8,023	9,286	17,309
Government and public sector	3,093	475	3,568
Healthcare	3,295	2,610	5,905
Information	2,531	1,328	3,859
Manufacturing	4,816	5,008	9,824
Professional, scientific and technical services	2,208	1,749	3,957
Real estate (1)	9,129	8,621	17,750
Religious, leisure, personal and non-profit services	1,559	818	2,377
Restaurant, accommodation and lodging	1,272	208	1,480
Retail trade	2,672	1,892	4,564
Transportation and warehousing	3,645	1,578	5,223
Utilities	2,360	3,486	5,846
Wholesale goods	4,099	3,269	7,368
Other (2)	59	2,059	2,118
Total commercial	$55,373	$47,562	$102,935

	December 31, 2023 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,461	$916	$2,377
Agriculture	239	208	447
Educational services	3,502	827	4,329
Energy	1,484	3,349	4,833
Financial services	7,562	8,428	15,990
Government and public sector	3,161	414	3,575
Healthcare	3,216	2,478	5,694
Information	2,791	1,250	4,041
Manufacturing	4,789	5,122	9,911
Professional, scientific and technical services	2,328	1,799	4,127
Real estate (1)	9,166	9,219	18,385
Religious, leisure, personal and non-profit services	1,562	630	2,192
Restaurant, accommodation and lodging	1,408	289	1,697
Retail trade	2,764	2,327	5,091
Transportation and warehousing	3,486	1,858	5,344
Utilities	3,044	2,732	5,776
Wholesale goods	4,006	3,768	7,774
Other (2)	64	1,511	1,575
Total commercial	$56,033	$47,125	$103,158
_______
(1)"Real estate" includes REITs, which are unsecured commercial and industrial products that are real estate related. This portfolio, which accounts for approximately 17 percent and 18 percent of the total commercial exposure at June 30, 2024 and December 31, 2023, respectively, is well diversified, generally has low leverage with strong access to liquidity, and the REITs included in this portfolio are primarily investment or near investment grade.
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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans decreased $13 million in comparison to year-end 2023 balances.
The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following table provides detail of these loans:
Table 5— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	June 30, 2024
	Loan Balance	Percent of Total (1)
	(In millions)
Residential homebuilders	$1,128	7.2%
Apartments	4,279	27.5%
Industrial	2,210	14.2%
Data center	329	2.1%
Diversified	1,890	12.2%
Business offices	1,574	10.1%
Residential land	79	0.5%
Retail	1,382	8.9%
Healthcare	1,273	8.2%
Hotel	806	5.2%
Commercial land	13	0.1%
Other	597	3.8%
Total (2)	$15,560	100%
_______
(1)Amounts calculated based on whole dollar values.
(2)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.
Within the commercial real estate lending exposures detailed in Table 5 above, the multi-family (listed as apartments), business offices, and senior housing (listed as healthcare) portfolios have been previously identified as under stress due to conditions such as inflationary pressures, higher interest rates, and adverse underlying market fundamentals resulting in rising vacancies and reductions in net effective rents. Additionally, within the commercial portfolio, the trucking sector of the transportation and warehousing portfolio was identified as under stress in the second quarter of 2024. See also the allowance discussion following Table 8. The following paragraphs provide more detail on these portfolios.
Multi-family loans represent loans to finance a residence to two or more tenants. The multi-family portfolio represented 4.4 percent of total loans at June 30, 2024. The portfolio is predominantly secured and largely located within the south, and expectations are that the portfolio stress will be temporary absent exogenous factors related to the economy or interest rates. As of June 30, 2024, approximately 85 percent of the multi-family portfolio was secured and approximately 86 percent was located in the Sunbelt region of the U.S. Additionally, the IRE multi-family portfolio had a weighted-average LTV of approximately 52 percent of committed balances at June 30, 2024, based upon appraisal at origination or most recent received, and a stressed weighted-average LTV of approximately 62 percent as of July 5, 2024, based upon GreenStreet's Commercial Property Price Index. Approximately 43 percent of the multi-family portfolio will mature in the next 12 months, including matured balances.
Business office loans represent loans to finance office buildings. The office portfolio represented 1.6 percent of total loans at June 30, 2024. Demonstrating client selectivity, approximately 93 percent of IRE office balances were comprised of Class A properties with approximately 76 percent of IRE office balances in suburban locations. Approximately 61 percent of the IRE office portfolio was comprised of multi-tenant buildings, and of the 39 percent that was single-tenant, approximately 80 percent were investment grade tenants. As of June 30, 2024, approximately 90 percent of the office portfolio was secured with approximately 62 percent of secured balances located in the Sunbelt region of the U.S. Additionally, the IRE office portfolio had a weighted-average LTV of approximately 67 percent of committed balances at June 30, 2024, based upon appraisal at origination or most recent received, and a stressed weighted-average LTV of approximately 87 percent as of July 5, 2024, based upon GreenStreet's Commercial Property Price Index. Approximately 53 percent of the office portfolio will mature in the next 12 months, including matured balances.

Senior housing loans represent loans to finance properties built to meet the housing needs of older adults such as independent living, assisted living and nursing homes. The senior housing sector has faced many challenges unique to it during and since the pandemic; however, market fundamentals continue to bounce back from lows experienced in the pandemic. The portfolio represented 1.3 percent of total loans at June 30, 2024.
Trucking loans within the transportation and warehousing portfolio represent loans to finance the daily operations for the transport of goods on commercial vehicles. The trucking business has faced one of the most prolonged downturns in the U.S domestic freight market. However, the American Trucking Association's May 2024 for-hire truck tonnage index experienced its first year over year and sequential gains since February 2023. Also, larger, established carriers continue to navigate the current economic cycle without significant deterioration in credit quality given less reliance on the spot market rate for pricing rate levels. The portfolio represented 1.5 percent of total loans at June 30, 2024.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased $79 million in comparison to year-end 2023 balances, as payoffs and paydowns continue to outpace production. Substantially all of this portfolio was originated through Regions’ branch network.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of June 30, 2024. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 6—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2024	$42	1.32%	$29	0.93%	$71
2025	77	2.46%	81	2.57%	158
2026	107	3.40%	115	3.64%	222
2027	273	8.68%	226	7.20%	499
2028	266	8.46%	172	5.49%	438
2029-2033	626	19.93%	876	27.89%	1,502
2034-2038	57	1.81%	108	3.45%	165
>=2039	6	0.18%	5	0.15%	11
Revolving Loans Converted to Amortizing	44	1.43%	32	1.01%	76
Total	$1,498	47.67%	$1,644	52.33%	$3,142
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
Table 7—Estimated Current Loan to Value Ranges

	June 30, 2024
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$30	$1	$—	$1	$—
Above 80% - 100%	1,781	2	2	6	8
80% and below	18,060	1,481	1,631	1,964	428
Data not available	335	14	11	2	1
	$20,206	$1,498	$1,644	$1,973	$437

	December 31, 2023
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:					`
Above 100%	$57	$2	$—	$2	$—
Above 80% - 100%	1,822	3	2	5	7
80% and below	17,981	1,567	1,619	2,055	365
Data not available	347	15	13	5	—
	$20,207	$1,587	$1,634	$2,067	$372
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.
Other Consumer—Exit Portfolios
Exit portfolios primarily include lending initiatives through third parties consisting of loans made through automotive dealerships. Regions ceased originating new loans related to these businesses prior to 2020 and therefore the portfolio balances have been in run-off.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $71 million from year-end 2023 driven by a slight decline in consumer home improvement lending.
Regions considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for most consumer loans. For more information on credit quality indicators refer to Note 4 "Loans and the Allowance for Credit Losses".
ALLOWANCE
The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments includes items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance totaled $1.7 billion at June 30, 2024 and December 31, 2023, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios.

The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of June 30, 2024. The unemployment rate is the most significant macroeconomic factor among the allowance models and is expected to remain relatively consistent over the forecast period.
Table 8— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		June 30, 2024
	2Q2024	3Q2024	4Q2024	1Q2025	2Q2025	3Q2025	4Q2025	1Q2026	2Q2026
Real GDP, annualized % change	2.1%	1.9%	2.2%	2.4%	2.3%	2.4%	2.1%	2.1%	2.2%
Unemployment rate	3.9%	4.0%	4.1%	4.2%	4.2%	4.2%	4.1%	4.1%	4.0%
HPI, year-over-year % change	4.6%	3.2%	2.3%	2.2%	2.6%	3.1%	3.6%	3.9%	4.2%
CPI, year-over-year % change	3.3%	2.9%	2.9%	2.6%	2.5%	2.6%	2.6%	2.5%	2.5%
In deriving any forecast, Regions benchmarks its internal forecast with external forecasts and external data available. Regions' June 2024 baseline forecast was generally stable compared to the March 2024 forecast. Growth in labor earnings will continue to outpace inflation, helping to support consumer spending, while business investment in machinery and equipment will grow at a moderate rate over coming quarters. The trend of job growth is slowing, and the baseline forecast anticipates further deceleration into the remainder of 2024. The labor force participation rate remaining below pre-pandemic levels will limit increases in the unemployment rate. As measured by CPI, inflation is expected to slow further but remain above the FOMC's 2.0 percent target through 2024. The risks to the baseline forecast are considered to be balanced.
Credit metrics are monitored throughout each quarter in order to understand external macro-views, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. In the second quarter of 2024, overall asset quality improved. Commercial and investor real estate criticized balances decreased approximately $115 million, which included a decrease in classified balances of $208 million compared to the first quarter of 2024. Non-performing loans, excluding held for sale, decreased approximately $59 million compared to the first quarter of 2024. The decreases in criticized and non-performing loans were primarily due to upgrades and payoffs across several categories. Total net charge-offs decreased by 8 basis points to 0.42% of average loans compared to the first quarter of 2024. See Table 11 for more details regarding non-performing assets.
While it is the intent of Regions' quantitative allowance methodologies to reflect all risk factors, including incremental risk in portfolios identified as under stress, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. In the second quarter of 2024, the general imprecision remained stable.
Based upon the factors discussed above, the June 30, 2024 allowance remained relatively stable compared to the first quarter of 2024. Based on the overall analysis performed, management deemed an allowance of $1.7 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of June 30, 2024.
Details regarding the allowance and net charge-offs, including an analysis of activity from previous year's totals, are included in Table 9 "Allowance for Credit Losses". Net charge-offs increased $58 million year-over-year, primarily driven by increases in commercial and industrial and other consumer net charge-offs. As noted, economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics in 2024 and beyond. See the "Second Quarter Overview" section for details on expectations for net charge-offs in 2024.
Table 9—Allowance for Credit Losses

	Six Months Ended June 30
	2024	2023
	(Dollars in millions)
Allowance for loan losses at January 1	$1,576	$1,464
Cumulative effect from change in accounting guidance (1)	—	(38)
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	1,576	1,426

Loans charged-off:
Commercial and industrial	122	101
Commercial real estate mortgage—owner-occupied	1	—
Commercial investor real estate mortgage	5	—
Residential first mortgage	1	1
Home equity lines	2	2
Consumer credit card	31	24
Other consumer—exit portfolios	1	8
Other consumer	101	81
	264	217

	Six Months Ended June 30
	2024	2023
Recoveries of loans previously charged-off:
Commercial and industrial	16	31
Commercial real estate mortgage—owner-occupied	1	—
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	2	—
Residential first mortgage	2	1
Home equity lines	4	5
Consumer credit card	3	3
Other consumer—exit portfolios	1	2
Other consumer	12	11
	42	53
Net charge-offs (recoveries):
Commercial and industrial	106	70
Commercial real estate construction—owner-occupied	(1)	—
Commercial investor real estate mortgage	3	—
Residential first mortgage	(1)	—
Home equity lines	(2)	(3)
Consumer credit card	28	21
Other consumer—exit portfolios	—	6
Other consumer	89	70
	222	164
Provision for loan losses	267	251
Allowance for loan losses at June 30	1,621	1,513
Reserve for unfunded credit commitments at January 1	124	118
Provision for (benefit from) unfunded credit losses	(13)	2
Reserve for unfunded credit commitments at June 30	111	120
Allowance for credit losses at June 30	$1,732	$1,633
Loans, net of unearned income, outstanding at end of period	$97,508	$99,191
Average loans, net of unearned income, outstanding for the period	$97,351	$97,933

Net loan charge-offs (recoveries) as a % of average loans, annualized (2):
Commercial and industrial	0.43%	0.27%
Commercial real estate mortgage—owner-occupied	—%	(0.01)%
Commercial real estate construction—owner-occupied	(0.36)%	(0.16)%
Total commercial	0.38%	0.25%
Commercial investor real estate mortgage	0.10%	—%
Commercial investor real estate construction	—%	(0.02)%
Total investor real estate	0.07%	(0.01)%
Residential first mortgage	(0.01)%	—%
Home equity lines	(0.11)%	(0.15)%
Home equity loans	(0.02)%	(0.01)%
Consumer credit card	4.19%	3.42%
Other consumer—exit portfolios	(4.41)%	2.63%
Other consumer	2.91%	2.41%
Total consumer	0.69%	0.58%
Total	0.46%	0.34%
Ratios (2):
Allowance for credit losses at end of period to loans, net of unearned income	1.78%	1.65%
Allowance for loan losses to loans, net of unearned income	1.66%	1.53%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	204%	332%
Allowance for loan losses to non-performing loans, excluding loans held for sale	191%	308%
_______
(1)See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
(2)Amounts have been calculated using whole dollar values.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 10—Allowance Allocation

	June 30, 2024			December 31, 2023
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)
Commercial and industrial	$50,222	$701	1.40%	$50,865	$697	1.37%
Commercial real estate mortgage—owner-occupied	4,781	109	2.27	4,887	110	2.25
Commercial real estate construction—owner-occupied	370	11	3.07	281	7	2.38
Total commercial	55,373	821	1.48	56,033	814	1.45
Commercial investor real estate mortgage	6,536	210	3.20	6,605	169	2.56
Commercial investor real estate construction	2,301	31	1.36	2,245	36	1.63
Total investor real estate	8,837	241	2.72	8,850	205	2.32
Residential first mortgage	20,206	104	0.51	20,207	100	0.50
Home equity lines	3,142	83	2.63	3,221	80	2.49
Home equity loans	2,410	25	1.02	2,439	23	0.94
Consumer credit card	1,349	133	9.85	1,341	138	10.24
Other consumer—exit portfolios	17	—	2.95	43	1	3.09
Other consumer	6,174	325	5.27	6,245	339	5.43
Total consumer	33,298	670	2.01	33,496	681	2.03
Total	$97,508	$1,732	1.78%	$98,379	$1,700	1.73%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of June 30, 2024 and December 31, 2023:
Table 11—Non-Performing Assets

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$423	$471
Commercial real estate mortgage—owner-occupied	43	36
Commercial real estate construction—owner-occupied	9	8
Total commercial	475	515
Commercial investor real estate mortgage	317	233
Total investor real estate	317	233
Residential first mortgage	22	22
Home equity lines	27	29
Home equity loans	6	6
Total consumer	55	57
Total non-performing loans, excluding loans held for sale	847	805
Non-performing loans held for sale	—	3
Total non-performing loans(1)	847	808
Foreclosed properties	15	15
Total non-performing assets(1)	$862	$823
Accruing loans 90+ days past due:
Commercial and industrial	6	11
Commercial real estate mortgage—owner-occupied	1	—
Total commercial	7	11
Commercial investor real estate mortgage	23	23
Total investor real estate	23	23
Residential first mortgage(2)	73	61
Home equity lines	18	20
Home equity loans	6	7
Consumer credit card	18	20
Other consumer	21	29
Total consumer	136	137
Total accruing loans 90+ days past due	$166	$171
Non-performing loans(1) to loans and non-performing loans held for sale	0.87%	0.82%
Non-performing loans, excluding loans held for sale(1) to loans	0.87%	0.82%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.88%	0.84%
_________
(1)Excludes accruing loans 90+ days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90+ days or more past due guaranteed loans excluded were $40 million at June 30, 2024 and $34 million at December 31, 2023.
Non-performing loans at June 30, 2024 increased $39 million as compared to year-end 2023 levels. The same economic trends that impact net charge-offs, as discussed above, will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

The following tables provide an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 12— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Six Months Ended June 30, 2024
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$515	$233	$57	$805
Additions	311	164	—	475
Net payments/other activity	(192)	(76)	(2)	(270)
Return to accrual	(15)	—	—	(15)
Charge-offs on non-accrual loans(2)	(118)	(4)	—	(122)
Transfers to held for sale(3)	(2)	—	—	(2)
Net loan sales	(24)	—	—	(24)
Balance at end of period	$475	$317	$55	$847

	Non-Accrual Loans, Excluding Loans Held for Sale for the Six Months Ended June 30, 2023
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$382	$53	$65	$500
Additions	174	48	—	222
Net payments/other activity	(87)	(3)	(7)	(97)
Return to accrual	(34)	—	—	(34)
Charge-offs on non-accrual loans(2)	(96)	—	—	(96)
Transfers to held for sale(3)	(3)	—	—	(3)
Balance at end of period	$336	$98	$58	$492
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
GOODWILL
Goodwill totaled $5.7 billion at both June 30, 2024 and December 31, 2023. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 for the methodologies and assumptions used in the goodwill impairment analysis.
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

The following table summarizes deposits by category and by segment:
Table 13—Deposits by Category and by Segment

	June 30, 2024	December 31, 2023
	(In millions)
Non-interest-bearing demand	$40,927	$42,368
Interest-bearing checking	23,631	24,480
Savings	12,386	12,604
Money market—domestic	34,438	33,364
Time deposits	15,234	14,972
	$126,616	$127,788

Consumer Bank segment	$80,126	$80,031
Corporate Bank segment	36,529	36,883
Wealth Management segment	7,383	7,694
Other(1)(2)	2,578	3,180
	$126,616	$127,788
____
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, Eurodollar trade deposits, selected deposits and brokered time deposits).
(2) Includes brokered deposits totaling $1.8 billion at June 30, 2024 and $2.4 billion at December 31, 2023.
Total deposits at June 30, 2024 decreased approximately $1.2 billion across most segments and categories compared to year-end 2023 levels due to tax-related seasonal patterns. Slight growth in consumer deposits was overcome by declines in other segments. In addition, the pace of deposit remixing from non-interest-bearing into interest-bearing products has slowed as expected.
Regions' deposits are granular and diversified including insured and collateralized deposits, with consumer deposits making up more than 63 percent of the total deposit base. Furthermore, corporate deposits include those that are operational in nature (where the primary use is certain operational services such as clearing, custody, payments or other cash management activities). A significant amount of the Company's deposit base is insured by the FDIC or collateralized, with approximately $10.8 billion in deposits collateralized in public funds or in trusts at June 30, 2024. The amount of estimated uninsured deposits totaled $48.4 billion at June 30, 2024, therefore over 60 percent of total deposits were insured by the FDIC. The granularity of the Company's deposits was evidenced by an average deposit account balance of approximately $18 thousand at June 30, 2024. The estimates of uninsured deposits and average account size were based on methodologies used in the Company's Call Report, which is prepared on an unconsolidated bank basis.
See the "Second Quarter Overview" section for details on expectations for deposits in 2024. See also the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion.
BORROWED FUNDS
Short-Term Borrowings
Short-term borrowings, which primarily consist of FHLB advances, were $513 million at June 30, 2024, and there were no short-term borrowings outstanding at December 31, 2023. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a portion of Regions' funding strategy. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.

Table 14—Long-Term Borrowings

	June 30, 2024	December 31, 2023
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$749	$747
1.80% senior notes due August 2028	647	646
5.722% senior notes due June 2030(1)	746	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	151	153
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	(106)	(112)
	2,585	1,832
Regions Bank:
FHLB advances	2,000	—
6.45% subordinated notes due June 2037	496	496
Other long-term debt	2	2
	2,498	498
Total consolidated	$5,083	$2,330
____
(1) On June 6, 2029, the Notes will bear floating rate interest equal to Compounded SOFR plus 1.49%.
Long-term borrowings increased by approximately $2.8 billion from year-end 2023 due to the the use of FHLB advances and a debt issuance during the second quarter of 2024.
On June 3, 2024, Regions issued $750 million of 5.722% fixed rate to floating rate senior notes due June 2030. The notes will initially bear interest at 5.722% per annum and, commencing on June 6, 2029 in conjunction with the call date, the notes will bear interest at a floating rate per annum equal to Compounded SOFR plus 1.49%.
Funding from the FHLB and Federal Reserve Bank is secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and Federal Reserve Bank. As of June 30, 2024, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $93.7 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB and Federal Reserve Bank is contingent on a subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
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
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022 and will conclude in the first quarter of 2025. At June 30, 2024, the net impact of the addback on CET1 was approximately $102 million or approximately 8 basis points.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income" to the consolidated financial statements for further details regarding CCAR results.

The following table summarizes the applicable holding company and bank regulatory requirements:
Table 15—Regulatory Capital Requirements

	June 30, 2024 Ratio(1)	December 31, 2023 Ratio	Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized

Common equity Tier 1 capital:
Regions Financial Corporation	10.42%	10.26%	4.50%	7.00%	N/A
Regions Bank	11.35	11.22	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	11.74%	11.57%	6.00%	8.50%	6.00%
Regions Bank	11.35	11.22	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	13.64%	13.35%	8.00%	10.50%	10.00%
Regions Bank	13.00	12.74	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	9.78%	9.72%	4.00%	4.00%	N/A
Regions Bank	9.47	9.44	4.00	4.00	5.00
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
SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $17.2 billion at June 30, 2024 as compared to $17.4 billion at December 31, 2023. During the first six months of 2024, net income increased shareholders' equity by $869 million, cash dividends on common stock reduced shareholders' equity by $440 million, and cash dividends on preferred stock reduced shareholders' equity by $49 million. Changes in AOCI decreased shareholders' equity by $453 million, primarily due to available for sale securities and derivative instruments as a result of changes in market interest rates during the six months ended June 30, 2024. Common stock repurchased during the first six months of 2024 decreased shareholders' equity by $189 million. These shares were immediately retired upon repurchase and therefore were not included in treasury stock. The cumulative effect from the adoption of new accounting guidance related to the accounting for tax credit investments decreased shareholders' equity by $5 million.
Total equity included noncontrolling interest of $33 million and $64 million at June 30, 2024 and December 31, 2023, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at June 30, 2024 and December 31, 2023.
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
Table 16—GAAP to Non-GAAP Reconciliations

		Three Months Ended June 30		Six Months Ended June 30
		2024	2023	2024	2023
		(Dollars in millions)
ADJUSTED EXPENSES AND REVENUES(1)
Non-interest expense (GAAP)	A	$1,004	$1,111	$2,135	$2,138
Adjustments:
Other miscellaneous expenses(2)		37	—	37	—
Professional, legal and regulatory expenses		—	—	(2)	—
FDIC insurance special assessment		(4)	—	(22)	—
Branch consolidation, property and equipment charges		(1)	(1)	(2)	(3)
Salaries and employee benefits—severance charges		(4)	—	(17)	—
Adjusted non-interest expense (non-GAAP)	B	$1,032	$1,110	$2,129	$2,135
Net interest income (GAAP)	C	$1,186	$1,381	$2,370	$2,798
Taxable-equivalent adjustment (GAAP)		12	12	25	25
Net interest income, taxable-equivalent basis (GAAP)	D	$1,198	$1,393	$2,395	$2,823
Non-interest income (GAAP)	E	$545	$576	$1,108	$1,110
Adjustments:
Securities (gains) losses, net		50	—	100	2
Leveraged lease termination gains		—	—	—	(1)
Adjusted non-interest income (non-GAAP)	F	$595	$576	$1,208	$1,111
Total revenue (GAAP)	C+E=G	$1,731	$1,957	$3,478	$3,908
Adjusted total revenue (non-GAAP)	C+F=H	$1,781	$1,957	$3,578	$3,909
Total revenue, taxable-equivalent basis (GAAP)	D+E=I	$1,743	$1,969	$3,503	$3,933
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=J	$1,793	$1,969	$3,603	$3,934
_________
(1)See the "Second Quarter Overview" for expectations for adjusted non-interest expense and non-interest income.
(2)In the second quarter of 2024, the Company had a contingent reserve release related to a previous acquisition.

Table 17 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended June 30
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	5.44%	$1	$—	5.02%
Debt securities (2)(3)	31,649	219	2.77	31,588	185	2.35
Loans held for sale	531	9	6.85	539	10	7.11
Loans, net of unearned income (4)(5)	97,281	1,444	5.93	98,581	1,466	5.94
Interest-bearing deposits in other banks	6,158	86	5.65	6,111	79	5.21
Other earning assets	1,447	16	4.43	1,411	11	3.05
Total earning assets	137,067	1,774	5.17	138,231	1,751	5.06
Unrealized gains/(losses) on securities available for sale, net (2)	(3,267)			(3,064)
Allowance for loan losses	(1,619)			(1,497)
Cash and due from banks	2,678			2,320
Other non-earning assets	18,008			17,784
	$152,867			$153,774
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,536	4	0.13	$14,701	5	0.12
Interest-bearing checking	24,026	99	1.68	22,979	63	1.09
Money market	34,368	239	2.79	31,567	130	1.66
Time deposits	15,455	160	4.16	9,114	62	2.74
Total interest-bearing deposits (6)	86,385	502	2.34	78,361	260	1.33
Federal funds purchased and securities sold under agreements to repurchase	8	—	5.45	17	—	5.23
Short-term borrowings	962	13	5.49	3,242	42	5.06
Long-term borrowings	3,595	61	6.73	3,517	56	6.42
Total interest-bearing liabilities	90,950	576	2.55	85,137	358	1.69
Non-interest-bearing deposits (6)	40,516	—	—	47,178	—	—
Total funding sources	131,466	576	1.76	132,315	358	1.08
Net interest spread (2)			2.62			3.37
Other liabilities	4,655			4,548
Shareholders’ equity	16,713			16,892
Noncontrolling interest	33			19
	$152,867			$153,774
Net interest income /margin on a taxable-equivalent basis (7)		$1,198	3.51%		$1,393	4.04%

(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $2 million for the three months ended June 30, 2024 and zero for the three months ended June 30, 2023.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $116 million and $32 million for the three months ended June 30, 2024 and 2023, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $34 million and $32 million for the three months ended June 30, 2024 and 2023, respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equaled 1.59% and 0.83% for the three months ended June 30, 2024 and 2023, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Six Months Ended June 30
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	5.44%	$—	$—	—%
Debt securities (2)(3)	31,571	428	2.71	31,815	372	2.34
Loans held for sale	515	17	6.63	464	17	7.16
Loans, net of unearned income (4)(5)	97,351	2,878	5.90	97,933	2,839	5.81
Interest-bearing deposits in other banks	5,456	154	5.67	6,308	151	4.84
Other earning assets	1,393	34	4.94	1,376	26	3.85
Total earning assets	136,287	3,511	5.15	137,896	3,405	4.95
Unrealized gains/(losses) on securities available for sale, net (2)	(3,154)			(3,072)
Allowance for loan losses	(1,607)			(1,462)
Cash and due from banks	2,629			2,340
Other non-earning assets	18,000			17,728
	$152,155			$153,430
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,565	8	0.13	$15,058	9	0.12
Interest-bearing checking	24,354	205	1.70	23,833	117	0.99
Money market	34,008	466	2.76	32,042	221	1.39
Time deposits	15,366	318	4.16	7,970	92	2.34
Total interest-bearing deposits (6)	86,293	997	2.32	78,903	439	1.12
Federal funds purchased and securities sold under agreements to repurchase	7	—	5.43	8	—	5.23
Short-term borrowings	520	14	5.49	1,829	47	5.04
Long-term borrowings	3,000	105	6.94	2,905	96	6.61
Total interest-bearing liabilities	89,820	1,116	2.50	83,645	582	1.40
Non-interest-bearing deposits(6)	40,721	—	—	48,378	—	—
Total funding sources	130,541	1,116	1.72	132,023	582	0.89
Net interest spread (2)			2.65			3.55
Other liabilities	4,659			4,719
Shareholders’ equity	16,916			16,676
Noncontrolling interest	39			12
	$152,155			$153,430
Net interest income/margin on a taxable-equivalent basis (7)		$2,395	3.53%		$2,823	4.13%
_______
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $4 million for the six months ended June 30, 2024 and zero for the six months ended June 30, 2023.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $233 million and $47 million for the six months ended June 30, 2024 and 2023, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $69 million and $62 million for the six months ended June 30, 2024 and 2023, respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equaled 1.58% and 0.70% for the six months ended June 30, 2024 and 2023, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.
Net interest income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Both net interest income and net interest margin are influenced by market interest rates and both long-term and short-term interest rates were higher in 2024 compared to the first and second quarters of 2023.
Net interest income (taxable-equivalent basis) and net interest margin decreased in both the second quarter and first six months of 2024 compared to the same periods in 2023. These decreases were driven primarily by higher funding costs, which include increased deposit costs due to remixing, the pace of which has slowed in the first half of 2024. Partially offsetting the increase in funding costs is higher asset yields benefiting from the maturity and the continued replacement of lower-yielding, fixed rate loans and securities.

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
In addition to net interest income simulations, Regions also utilizes an EVE analysis as a measurement tool to estimate risk exposure over a longer-term horizon. EVE measures the extent to which the economic value of assets, liabilities and derivative instruments may change in response to fluctuations in interest rates. Importantly, EVE values only the current balance sheet, excluding the growth assumptions used in net interest income sensitivity analyses. Additionally, the results are highly dependent on assumptions for products with embedded prepay optionality and indeterminate maturities. The uncertainty surrounding important assumptions used in EVE analysis may limit its efficacy.
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
As of June 30, 2024, Regions evidenced a mostly balanced, or "neutral" asset/liability position, with an asset duration of approximately 2.5 years and a liability duration of approximately 2.6 years, using historically-informed approximations. The securities portfolio duration was approximately 4.5 years and is appropriate for Regions' risk profile in order to offset the long-duration deposit liabilities. While the derivative hedging portfolio is currently recorded on the balance sheet at an unrealized loss, deposit value increases have more than offset this loss through the rising rate environment. The additional value of deposits in a higher rate environment is realized in the form of lower-cost funding when compared with wholesale sources. While balance sheet analysis, particularly EVE analysis, does contemplate the economic value of deposits, the estimated fair value of deposits is equal to their carrying value for certain financial statement footnote disclosures, consistent with industry practices. See Note 10 "Fair Value Measurements" to the consolidated financial statements for additional information.
Regions' net interest income profile was mostly neutral to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending June 2025. The estimated exposure associated with the rising and falling rate scenarios in Table 18 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Fed Funds rate, the interest rate on reserve balances, and SOFR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. In either scenario, it is expected that changes in funding costs and balance sheet hedging income will offset the change in asset yields, resulting in little change to net interest income.
Net interest income remains exposed to intermediate and long-term yield curve tenors. While this was a headwind to net interest income during a low rate environment, it represents a tailwind to net interest income growth given higher interest rates today. Elevated, or increasing intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swaps and mortgage rates) will drive yields higher on certain fixed-rate, newly originated or renewed loans, increase prospective yields on certain investment portfolio purchases, and reduce amortization of premium expense on existing securities in the investment portfolio. The opposite is true in an environment where intermediate and long-term interest rates fall.
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
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet changes in the coming 12 months. In the second quarter of 2024, Regions experienced a slight decrease in deposits due to seasonality. The baseline scenario projects deposit balances to be stable to down modestly over the forecast horizon. Additional deposit balance outflow of $1 billion would reduce net interest income by $21 million over 12 months in the parallel, instantaneous +100 basis point scenario in Table 18. Conversely, if an additional $1 billion are retained, a positive benefit of $21 million would be expected over 12 months in the parallel, instantaneous +100 basis point scenario in Table 18.
In rising rate scenarios only, management assumes that the mix of deposits will change versus the base case as informed by analyses of prior rate cycles. Currently, however, much of the anticipated mix shift has already occurred or is expected to occur within the baseline scenario, mitigating the amount of additional remixing in higher rate scenarios. The magnitude of the remixing shift is rate dependent and equates to approximately $1.7 billion over 12 months in the parallel, instantaneous +100 basis point scenario in Table 18. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $27 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $27 million in the parallel, instantaneous +100 basis point scenario.
The interest-bearing deposit beta is calibrated using the experience from prior rate cycles and is dynamic across both interest rate level and time. The base case scenario anticipates a peak in deposit rates by mid-year 2024. The parallel, instantaneous +100 basis point shock scenario in Table 18 incorporates an incremental beta between 40 and 45 percent when compared to the base case scenario, while the parallel, instantaneous -100 basis point shock scenario incorporates an incremental beta between 35 and 40 percent when compared to the base case scenario. Incremental deposit pricing outperformance or underperformance of 5 percent in a parallel, instantaneous 100 basis point shock would increase or decrease net interest income by approximately $42 million.
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 19 and its accompanying description.
Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income June 30, 2024(1)(2)
(in millions)
Gradual Change in Interest Rates
+ 200 basis points	$39
+ 100 basis points	23
- 100 basis points	(36)
- 200 basis points	(75)

Instantaneous Change in Interest Rates
+ 200 basis points	$(56)
+ 100 basis points	(13)
- 100 basis points	(21)
- 200 basis points	(53)
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
In the second quarter of 2024, the Company added $1 billion in forward-starting swaps with a receive fixed rate of 3.83%, which will become active in 2028 and mature 3 years from their start date.

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
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	June 30, 2024
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)(3)	$1,323	0.9	5.3%	4.8%
Receive fixed/pay variable swaps - borrowings and time deposits(3)	2,432	2.9	2.1%	4.9%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)(3)	$32,050	3.0	3.1%	4.9%
Interest rate options(4)	2,000	4.0
Total derivatives designated as hedging instruments	$37,805

_________
(1)Floating rates represent the most recent fixing for active derivatives and the first forward fixing for future starting derivatives.
(2)Includes forward starting notional with maturity relative to current quarter-end. For more information on notional by year, see Table 20.
(3)All floating rates are SOFR based and may include SOFR conversion spread.
(4)Interest rate options have an average cap strike of 6.22% and a floor of 1.86%.
The 5.722% senior notes due June 2030, which were issued in June 2024, are economically hedged through the addition of $750 million of residential agency MBS (see Table 1). Additionally, a $750 million receive fixed, fair value swap, beginning in June 2028 and maturing in June 2029 was added for flexibility in liquidity management in the note’s final year prior to the call date.
The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly and annual periods. Asset hedge notional amounts mature prior to the end of 2032, with an immaterial amount of notional maturing in early 2032.

Table 20—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount
	Quarters Ended		Years Ended
	9/30/2024	12/31/2024	2025	2026	2027	2028	2029	2030	2031

Asset Hedging Relationships:
Receive fixed/pay variable swaps	$19,572	$19,019	$18,988	$16,905	$14,197	$9,108	$3,636	$3,000	$511
Receive variable/pay fixed swaps	1,251	531	300	249	15	23	23	23	23
Net receive fixed/pay variable swaps	$18,321	$18,488	$18,688	$16,656	$14,182	$9,085	$3,613	$2,977	$488

Interest rate options	$1,500	$1,500	$1,999	$2,000	$2,000	$999	$1	$—	$—
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
REFERENCE RATE REFORM
In the fourth quarter of 2023, Bloomberg Index Services Limited announced the permanent cessation of the BSBY index and all tenors effective November 15, 2024. Regions is planning for cessation and will not rely on accounting relief during transition.
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
The following table summarizes the Company's available sources of liquidity as of June 30, 2024:
Table 21—Liquidity Sources

Availability as of June 30, 2024
(in billions)
Cash at the Federal Reserve Bank(1)	$5.5
Unencumbered investment securities(2)	22.3
FHLB borrowing availability	9.4
Federal Reserve Bank borrowing availability through the discount window	19.5
Total liquidity sources	$56.7
____
(1) Includes small in transit items that may not yet be reflected in the Fed master account closing balance.
(2) Unencumbered investment securities comprise securities that are eligible as collateral for secured transactions through market channels or are eligible to be pledged to the FHLB or the Federal Reserve Discount Window.
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At June 30, 2024, Regions had approximately $5.5 billion in cash on deposit with the Federal Reserve Bank and other depository institutions, an increase from approximately $4.2 billion at December 31, 2023, driven by FHLB utilization in order to optimize collateral and increase cash balances.
The securities portfolio also serves as a primary source and storehouse of liquidity. Proceeds from maturities and principal and interest payments of securities provide a continual flow of funds available for cash needs (see Note 3 "Debt Securities" to the consolidated financial statements). Furthermore, the highly liquid nature of the available for sale securities portfolio (for example, the agency guaranteed MBS portfolio) can be readily used as a source of cash through various secured borrowing arrangements. Regions' securities portfolio consists of residential and commercial agency MBS, U.S. Treasury securities, federal agency securities, and corporate and other debt. In evaluating the liquidity within the securities portfolio, unencumbered investment securities are primarily comprised of U.S Treasury securities and residential and commercial agency MBS. Unencumbered investment securities also includes certain corporate bonds considered to be highly liquid and other securities, primarily non-agency commercial MBS.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of June 30, 2024, Regions had $500 million in short-term FHLB borrowings, $2.0 billion in long-term FHLB borrowings and had borrowing capacity as shown in Table 21. FHLB borrowing capacity was determined based on eligible securities and loan amounts, as of June 30, 2024, that were pledged as collateral for future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions has additional borrowing availability with the Federal Reserve Bank through the discount window as shown in Table 21. Federal Reserve Bank borrowing capacity is determined based on eligible loan amounts that were pledged as collateral for future borrowing capacity.
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
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.9 billion at June 30, 2024. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.

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
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management's judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. The provision for credit losses totaled $102 million and net charge-offs were $101 million during the second quarter of 2024 compared to $118 million for provision for credit losses and $81 million for net charge-offs during the second quarter of 2023. The provision for credit losses totaled $254 million and net charge-offs were $222 million for the first six months of 2024 compared to $253 million for provision for credit losses and $164 million for net charge-offs during the first six months of 2023. Refer to the "Allowance" section for further detail.

NON-INTEREST INCOME
Table 22—Non-Interest Income

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2024 vs. 6/30/2023
	2024	2023	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$151	$152	$(1)	(0.7)%
Card and ATM fees	120	130	(10)	(7.7)%
Capital markets income	68	68	—	—%
Investment management and trust fee income	83	77	6	7.8%
Mortgage income	34	26	8	30.8%
Investment services fee income	39	33	6	18.2%
Commercial credit fee income	28	28	—	—%
Bank-owned life insurance	30	19	11	57.9%
Market value adjustments on employee benefit assets	2	—	2	NM
Securities gains (losses), net	(50)	—	(50)	NM
Other miscellaneous income	40	43	(3)	(7.0)%
	$545	$576	$(31)	(5.4)%

	Six Months Ended June 30		Year-to-Date Change 6/30/2024 vs. 6/30/2023
	2024	2023	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$299	$307	$(8)	(2.6)%
Card and ATM fees	236	251	(15)	(6.0)%
Capital markets income	159	110	49	44.5%
Investment management and trust fee income	164	153	11	7.2%
Mortgage income	75	50	25	50.0%
Investment services fee income	77	69	8	11.6%
Commercial credit fee income	55	54	1	1.9%
Bank-owned life insurance	53	36	17	47.2%
Market valuation adjustments on employee benefit assets	17	(1)	18	NM
Securities gains (losses), net	(100)	(2)	(98)	NM
Other miscellaneous income	73	83	(10)	(12.0)%
	$1,108	$1,110	$(2)	(0.2)%
_______
NM - Not Meaningful
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, treasury management fees and other customer transaction-related service charges. Service charges decreased modestly in the second quarter and six months ended June 30, 2024 compared to the same periods in 2023, primarily as a result of recent overdraft-related policy enhancements which contributed to a decline in overdraft fees. An increase in fees from treasury management services partially offset the overall decline in service charges.
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
Capital Markets Income
Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income increased in the six months ended June 30, 2024 compared to the same period in 2023, driven primarily by less negative credit/debit valuation adjustments due to rate and spread movements, increased real estate transactions, and increased securities underwriting and placement fees.

Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increase in mortgage income in the second quarter and six months ended June 30, 2024 compared to the same periods in 2023 was due primarily to an increase in servicing income due to bulk purchases of the rights to service $6.2 billion of residential mortgage loans in the third quarter of 2023 and $8 billion of residential mortgage loans at the end of the first quarter of 2024. Mortgage income for the six months ended June 30, 2024 also benefited from positive pipeline valuation adjustments.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased in the second quarter and six months ended June 30, 2024 compared to the same periods in 2023 due to strong advisor production.
Bank-owned Life Insurance
Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Bank-owned life insurance income increased during the second quarter and six months ended June 30, 2024 compared to the same periods in 2023 driven primarily by increased claim volume.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. The adjustments are offset in salaries and benefits and other non-interest expense.
Securities Gains (Losses)
Net securities gains (losses) primarily result from the Company's asset/liability and capital management processes. In the first and second quarters of 2024, the Company sold debt securities and reinvested the proceeds at higher current market yields, incurring $100 million in total pre-tax losses. See Table 1 "Debt Securities" for more information.
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments, fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income decreased in the six months ended June 30, 2024 compared to the same period in 2023 due to negative valuation adjustments on certain equity investments and a decline in low income housing disposition fees.

CSHE
Table 23—Non-Interest Expense

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2024 vs. 6/30/2023
	2024	2023	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$609	$603	$6	1.0%
Equipment and software expense	100	101	(1)	(1.0)%
Net occupancy expense	68	73	(5)	(6.8)%
Outside services	40	42	(2)	(4.8)%
Marketing	27	26	1	3.8%
Professional, legal and regulatory expenses	25	20	5	25.0%
Credit/checkcard expenses	15	15	—	—%
FDIC insurance assessments	29	29	—	—%
Visa class B shares expense	5	9	(4)	(44.4)%
Operational losses	18	95	(77)	(81.1)%
Branch consolidation, property and equipment charges	1	1	—	—%
Other miscellaneous expenses	67	97	(30)	(30.9)%
	$1,004	$1,111	$(107)	(9.6)%

	Six Months Ended June 30		Year-to-Date Change 6/30/2024 vs. 6/30/2023
	2024	2023	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,267	$1,219	$48	3.9%
Equipment and software expense	201	203	(2)	(1.0)%
Net occupancy expense	142	146	(4)	(2.7)%
Outside services	79	81	(2)	(2.5)%
Marketing	54	53	1	1.9%
Professional, legal and regulatory expenses	53	39	14	35.9%
Credit/checkcard expenses	29	29	—	—%
FDIC insurance assessments	72	54	18	33.3%
Visa class B shares expense	9	17	(8)	(47.1)%
Operational losses	60	108	(48)	(44.4)%
Branch consolidation, property and equipment charges	2	3	(1)	(33.3)%
Other miscellaneous expenses	167	186	(19)	(10.2)%
	$2,135	$2,138	$(3)	(0.1)%
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased in the six months ended June 30, 2024 compared to the same period in 2023 primarily due to severance costs incurred in the first and second quarters of 2024, higher benefit expenses and base salaries, and, to a lesser degree, an increase in long-term incentives. Full-time equivalent headcount decreased to 19,595 at June 30, 2024 from 20,349 at June 30, 2023.
Professional, Legal and Regulatory Expenses
Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal, and regulatory expenses increased during the six months ended June 30, 2024 compared to the same period in 2023 due to accruals for legal and regulatory matters in the first quarter of 2024.
FDIC Insurance Assessments
FDIC insurance assessments increased in the six months ended June 30, 2024 compared to the same period in 2023 primarily resulting from a special assessment recorded in the first quarter of 2024 as discussed below.
Federal law requires that any losses to the FDIC’s DIF related to the protection of uninsured depositors under the Systemic Risk Exception be repaid by a special assessment on IDIs. In the fourth quarter of 2023, the FDIC finalized a special assessment related to the two March 2023 bank failures, which was required to be recognized as the accrual of a liability and related expense in the fourth quarter of 2023 pursuant to accounting guidance. In late February 2024, the FDIC published revised loss estimates related to the failures, increasing the estimated loss to the DIF. Regions adjusted the special assessment accrual by $18 million during the first quarter of 2024. Regions received the invoice from the FDIC in June 2024 and recorded an additional $4 million during the second quarter of 2024.
The total assessment is to be paid in eight quarterly installments that began with the invoice for the first quarter of 2024 received in June 2024 and should be deductible for income taxes.
Operational Losses
Operational losses include losses related to fraud, execution, delivery and process management, and damage to physical assets. Operational losses decreased in the second quarter and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to check fraud that occurred in the second quarter of 2023.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses decreased in the second quarter and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to a contingent reserve release related to a prior acquisition.
INCOME TAXES
The Company’s income tax expense for the three months ended June 30, 2024 was $124 million compared to $147 million for the three months ended June 30, 2023, resulting in effective tax rates of 19.8% and 20.2%, respectively. The Company’s income tax expense for the six months ended June 30, 2024 was $220 million compared to $324 million for the six months ended June 30, 2023, resulting in effective tax rates of 20.2% and 21.4%, respectively. The decrease in the effective tax rate for 2024 was primarily due to expectations of lower pre-tax income in 2024 as compared to 2023, causing tax preferential items to have a more favorable impact on the effective tax rate for the three and six months ended June 30, 2024. See the "Second Quarter Overview" section for the Company's expectations for the 2024 effective tax rate.
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
At June 30, 2024, the Company reported a net deferred tax asset of $849 million compared to $741 million at December 31, 2023. The change in the net deferred tax position was due primarily to the deferred tax impact of increases in unrealized losses on securities for sale and derivative instruments arising during the six months ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information presented in the "Market Risk" section of Part 1, Item 2 is incorporated herein by reference.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2024, there were no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

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
The following table presents information regarding issuer purchases of equity securities during the second quarter of 2024. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1-30, 2024	2,906,701	$19.58	2,906,701	$2,076,410,532
May 1-31, 2024	747,257	$19.56	747,257	$2,061,781,488
June 1-30, 2024	819,814	$17.99	819,814	$2,047,022,869
Total Second Quarter	4,473,772	$19.29	4,473,772	$2,047,022,869
_____
(1) Average price paid does not reflect the 1 percent excise tax charged on public company share repurchases.

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on June 5, 2020.

3.5	Certificate of Designations, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by registrant on May 3, 2021.

3.6	Certificate of Designations, incorporated by reference to Exhibit 3.6 on the Form 8-A filed by registrant on July 26, 2024.

3.7	By-Laws as amended and restated, incorporated by reference to Exhibit 3.2 to the Form 8-K filed by registrant on October 18, 2023.

4.1
Deposit Agreement, dated as of July 29, by and among Regions Financial Corporation, Broadridge Corporate Issuer Solutions, LLC., as depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-A filed by registrant on July 26, 2024.

4.2	Form of Depositary receipt representing the Series F Depositary Shares, incorporated by reference to Exhibit A to Exhibit 4.1 to the Form 8-A filed by the registrant on July 26, 2024.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: August 6, 2024	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)