Form 10-Q
period 2024-09-30
REGIONS FINANCIAL CORP
filed 2024-11-05
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2024
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
Non-Cumulative Perpetual Preferred Stock, Series F	RF PRF	New York Stock Exchange
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
As of November 4, 2024 there were 908,863,765 shares of the issuer's common stock, par value $.01 per share, outstanding.

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
•Political uncertainty in the United States, including uncertainty around elections, could directly or indirectly impact our businesses.
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
•Changes in laws and regulations affecting our businesses, including legislation and regulations relating to bank products and services, such as changes to debit card interchange fees, special FDIC assessments, any new long-term debt requirements, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-

regulatory agencies, including as a result of the changes in U.S. presidential administration, control of the U.S. Congress, and changes in personnel at the bank regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(In millions, except share data)
Assets
Cash and due from banks	$2,665	$2,635
Interest-bearing deposits in other banks	7,856	4,166
Debt securities held to maturity (estimated fair value of $2,759 and $716, respectively)	2,787	754
Debt securities available for sale (amortized cost of $30,090 and $30,864, respectively)	28,698	28,104
Loans held for sale (includes $255 and $201 measured at fair value, respectively)	522	400
Loans, net of unearned income	96,789	98,379
Allowance for loan losses	(1,607)	(1,576)
Net loans	95,182	96,803
Other earning assets	1,625	1,417
Premises, equipment and software, net	1,648	1,642
Interest receivable	596	614
Goodwill	5,733	5,733
Residential mortgage servicing rights at fair value	971	906
Other identifiable intangible assets, net	178	205
Other assets	8,965	8,815
Total assets	$157,426	$152,194
Liabilities and Equity
Deposits:
Non-interest-bearing	$39,698	$42,368
Interest-bearing	86,678	85,420
Total deposits	126,376	127,788
Borrowed funds:
Short-term borrowings	1,500	—
Long-term borrowings	6,016	2,330
Total borrowed funds	7,516	2,330
Other liabilities	4,807	4,583
Total liabilities	138,699	134,701
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,403,500 shares	1,715	1,659
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—951,606,236 and 963,375,681 shares, respectively	10	10
Additional paid-in capital	11,438	11,757
Retained earnings	8,778	8,186
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(1,894)	(2,812)
Total shareholders’ equity	18,676	17,429
Noncontrolling interest	51	64
Total equity	18,727	17,493
Total liabilities and equity	$157,426	$152,194

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(In millions, except per share data)
Interest income on:
Loans, including fees	$1,463	$1,462	$4,316	$4,276
Debt securities	241	185	669	557
Loans held for sale	11	14	28	31
Other earning assets	105	105	293	282
Total interest income	1,820	1,766	5,306	5,146
Interest expense on:
Deposits	507	367	1,504	806
Short-term borrowings	10	39	24	86
Long-term borrowings	85	69	190	165
Total interest expense	602	475	1,718	1,057
Net interest income	1,218	1,291	3,588	4,089
Provision for credit losses	113	145	367	398
Net interest income after provision for credit losses	1,105	1,146	3,221	3,691
Non-interest income:
Service charges on deposit accounts	158	142	457	449
Card and ATM fees	118	126	354	377
Investment management and trust fee income	85	79	249	232
Capital markets income	92	64	251	174
Mortgage income	36	28	111	78
Securities gains (losses), net	(78)	(1)	(178)	(3)
Other	161	128	436	369
Total non-interest income	572	566	1,680	1,676
Non-interest expense:
Salaries and employee benefits	645	589	1,912	1,808
Equipment and software expense	101	107	302	310
Net occupancy expense	69	72	211	218
Other	254	325	779	895
Total non-interest expense	1,069	1,093	3,204	3,231
Income before income taxes	608	619	1,697	2,136
Income tax expense	118	129	338	453
Net income	$490	$490	$1,359	$1,683
Net income available to common shareholders	$446	$465	$1,266	$1,609
Weighted-average number of shares outstanding:
Basic	914	939	917	938
Diluted	918	940	919	940
Earnings per common share:
Basic	$0.49	$0.49	$1.38	$1.72
Diluted	0.49	0.49	1.38	1.71

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30
	2024	2023
	(In millions)
Net income	$490	$490
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred from available for sale during the period (net of ($111) and zero tax effect, respectively)	(325)	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and zero tax effect, respectively)	(1)	—
Net change in unrealized losses on securities transferred to held to maturity, net of tax	(324)	—
Unrealized gains (losses) on securities available for sale:
Unrealized losses on securities transferred to held to maturity during the period (net of $111 and zero tax effect, respectively	325	—
Unrealized holding gains (losses) arising during the period (net of $298 and ($203) tax effect, respectively)	870	(595)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($20) and zero tax effect, respectively)	(58)	(1)
Net change in unrealized gains (losses) on securities available for sale, net of tax	1,253	(594)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $121 and ($93) tax effect, respectively)	354	(274)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($28) and ($21) tax effect, respectively)	(82)	(61)
Net change in unrealized gains (losses) on derivative instruments, net of tax	436	(213)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($1) and ($3) tax effect, respectively)	(6)	(11)
Net change from defined benefit pension plans and other post employment benefits, net of tax	6	11
Other comprehensive income (loss), net of tax	1,371	(796)
Comprehensive income (loss)	$1,861	$(306)

	Nine Months Ended September 30
	2024	2023
	(In millions)
Net income	$1,359	$1,683
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred from available for sale during the period (net of ($111) and zero tax effect, respectively)	(325)	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and zero tax effect, respectively)	(2)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	(323)	1
Unrealized gains (losses) on securities available for sale:
Unrealized losses on securities transferred to held to maturity during the period (net of $111 and zero tax effect, respectively)	325	—
Unrealized holding gains (losses) arising during the period (net of $193 and ($177) tax effect, respectively)	560	(518)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($45) and zero tax effect, respectively)	(133)	(3)
Net change in unrealized gains (losses) on securities available for sale, net of tax	1,018	(515)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($16) and ($169) tax effect, respectively)	(46)	(496)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($88) and ($33) tax effect, respectively)	(255)	(96)
Net change in unrealized gains (losses) on derivative instruments, net of tax	209	(400)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($5) and ($6) tax effect, respectively)	(14)	(21)
Net change from defined benefit pension plans and other post employment benefits, net of tax	14	21
Other comprehensive income (loss), net of tax	918	(893)
Comprehensive income	$2,277	$790
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2023	2	$1,659	934	$10	$11,988	$7,004	$(1,371)	$(3,343)	$15,947	$4
Cumulative effect from change in accounting guidance	—	—	—	—	—	28	—	—	28	—
Net income	—	—	—	—	—	612	—	—	612	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	499	499	—
Cash dividends declared	—	—	—	—	—	(187)	—	—	(187)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	15
BALANCE AT MARCH 31, 2023	2	$1,659	934	$10	$11,996	$7,433	$(1,371)	$(2,844)	$16,883	$19

BALANCE AT APRIL 1, 2023	2	$1,659	934	$10	$11,996	$7,433	$(1,371)	$(2,844)	$16,883	$19
Net income	—	—	—	—	—	581	—	—	581	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(596)	(596)	—
Cash dividends declared	—	—	—	—	—	(187)	—	—	(187)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock transactions under compensation plans, net	—	—	5	—	(17)	—	—	—	(17)	—
Other	—	—	—	—	—	—	—	—	—	$3
BALANCE AT JUNE 30, 2023	2	$1,659	939	$10	$11,979	$7,802	$(1,371)	$(3,440)	$16,639	$22

BALANCE AT JULY 1, 2023	2	$1,659	939	$10	$11,979	$7,802	$(1,371)	$(3,440)	$16,639	$22
Net income	—	—	—	—	—	490	—	—	490	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(796)	(796)	—
Cash dividends declared	—	—	—	—	—	(225)	—	—	(225)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	17	—	—	—	17	—
Other	—	—	—	—	—	—	—	—	—	$3
BALANCE AT SEPTEMBER 30, 2023	2	$1,659	939	$10	$11,996	$8,042	$(1,371)	$(4,236)	$16,100	$25

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2024	2	$1,659	924	$10	$11,757	$8,186	$(1,371)	$(2,812)	$17,429	$64
Cumulative effect from change in accounting guidance	—	—	—	—	—	(5)	—	—	(5)	—
Net income	—	—	—	—	—	368	—	—	368	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(412)	(412)	—
Cash dividends declared	—	—	—	—	—	(220)	—	—	(220)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	(6)	—	(102)	—	—	—	(102)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	11	—	—	—	11	—
Other	—	—	—	—	—	—	—	—	—	(30)
BALANCE AT MARCH 31, 2024	2	$1,659	918	$10	$11,666	$8,304	$(1,371)	$(3,224)	$17,044	$34

BALANCE AT APRIL 1, 2024	2	$1,659	918	$10	$11,666	$8,304	$(1,371)	$(3,224)	$17,044	$34
Net income	—	—	—	—	—	501	—	—	501	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(41)	(41)	—
Cash dividends declared	—	—	—	—	—	(220)	—	—	(220)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Impact of common stock share repurchases	—	—	(4)	—	(87)	—	—	—	(87)	—
Impact of common stock transactions under compensation plans, net	—	—	1	—	(4)	—	—	—	(4)	—
Other	—	—	—	—	—	—	—	—	—	(1)
BALANCE AT JUNE 30, 2024	2	$1,659	915	$10	$11,575	$8,561	$(1,371)	$(3,265)	$17,169	$33

BALANCE AT JULY 1, 2024	2	$1,659	915	$10	$11,575	$8,561	$(1,371)	$(3,265)	$17,169	$33
Net income	—	—	—	—	—	490	—	—	490	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	1,371	1,371	—
Cash dividends declared	—	—	—	—	—	(229)	—	—	(229)	—
Preferred stock dividends	—	—	—	—	—	(29)	—	—	(29)	—
Net proceeds from issuance of Series F preferred stock	—	489	—	—	—	—	—	—	489	—
Redemption of Series B preferred stock	—	(433)	—	—	(52)	(15)	—	—	(500)	—
Impact of common stock share repurchases	—	—	(4)	—	(101)	—	—	—	(101)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	16	—	—	—	16	—
Other	—	—	—	—	—	—	—	—	—	18
BALANCE AT SEPTEMBER 30, 2024	2	$1,715	911	$10	$11,438	$8,778	$(1,371)	$(1,894)	$18,676	$51
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2024	2023
	(In millions)
Operating activities:
Net income	$1,359	$1,683
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	367	398
Depreciation, amortization and accretion, net	123	183
Securities (gains) losses, net	178	3
Deferred income tax expense	33	24
Originations and purchases of loans held for sale	(4,443)	(3,591)
Proceeds from sales of loans held for sale	4,347	3,489
(Gain) loss on sale of loans, net	(43)	(25)
Net change in operating assets and liabilities:
Other earning assets	(208)	(244)
Interest receivable and other assets	332	(225)
Other liabilities	(306)	(270)
Other	79	28
Net cash from operating activities	1,818	1,453
Investing activities:
Proceeds from maturities of debt securities held to maturity	31	37
Proceeds from sales of debt securities available for sale	3,825	49
Proceeds from maturities of debt securities available for sale	2,356	2,245
Purchases of debt securities available for sale	(8,074)	(1,346)
Net (payments for) proceeds from bank-owned life insurance	14	—
Proceeds from sales of loans	73	184
Purchases of loans	(536)	(327)
Net change in loans	1,792	(2,042)
Purchases of mortgage servicing rights	(137)	(136)
Net purchases of other assets	(104)	(115)
Net cash from investing activities	(760)	(1,451)
Financing activities:
Net change in deposits	(1,412)	(5,544)
Net change in short-term borrowings	1,500	2,000
Proceeds from long-term borrowings	3,740	2,000
Payments on long-term borrowings	(100)	—
Cash dividends on common stock	(662)	(561)
Cash dividends on preferred stock	(78)	(74)
Net proceeds from issuance of preferred stock	489	—
Payment for redemption of preferred stock	(500)	—
Repurchases of common stock	(290)	—
Taxes paid related to net share settlement of equity awards	(25)	(34)
Net cash from financing activities	2,662	(2,213)
Net change in cash and cash equivalents	3,720	(2,211)
Cash and cash equivalents at beginning of year	6,801	11,227
Cash and cash equivalents at end of period	$10,521	$9,016
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
A summary of Regions’ tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss, is as follows:

	September 30, 2024	December 31, 2023
	(In millions)
Tax credit investments included in other assets	$1,495	$1,415
Unfunded tax credit commitments included in other liabilities	589	592
Loans and letters of credit commitments	674	730
Funded portion of loans and letters of credit commitments	346	395

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(In millions)
Tax credits and other tax benefits recognized	$59	$51	$175	$151
Tax credit amortization expense included in income tax expense	49	42	142	125
In addition to the investments discussed above, Regions also syndicates affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. The affordable housing funds meet the definition of a VIE. As Regions is not the primary beneficiary and does not have a significant interest, these investments are not consolidated. At September 30, 2024 and December 31, 2023, the value of Regions’ general partnership interest in affordable housing investments was immaterial.
NOTE 3. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	September 30, 2024
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$2,718	$—	$(442)	$2,276	$—	$(16)	$2,260
Commercial agency	512	—	(1)	511	—	(12)	499
	$3,230	$—	$(443)	$2,787	$—	$(28)	$2,759

Debt securities available for sale:
U.S. Treasury securities	$2,102	$13	$(69)	$2,046			$2,046
Federal agency securities	461	6	(10)	457			457
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	21,564	199	(1,304)	20,459			20,459
Commercial agency	5,135	10	(223)	4,922			4,922
Commercial non-agency	92	—	(7)	85			85
Corporate and other debt securities	734	6	(13)	727			727
	$30,090	$234	$(1,626)	$28,698			$28,698

	December 31, 2023
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$247	$—	$(8)	$239	$—	$(16)	$223
Commercial agency	516	—	(1)	515	—	(22)	493
	$763	$—	$(9)	$754	$—	$(38)	$716

Debt securities available for sale:
U.S. Treasury securities	$1,322	$—	$(99)	$1,223			$1,223
Federal agency securities	1,085	4	(46)	1,043			1,043
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,450	52	(2,130)	17,372			17,372
Commercial agency	7,807	2	(502)	7,307			7,307
Commercial non-agency	93	—	(10)	83			83
Corporate and other debt securities	1,105	4	(35)	1,074			1,074
	$30,864	$62	$(2,822)	$28,104			$28,104
_________
(1)Securities held to maturity gross unrealized losses recognized in OCI resulted from transfers of securities available for sale to held to maturity.
In the third quarter of 2024, the Company reclassified securities with an amortized cost, excluding items recognized in OCI, of $2.5 billion from available for sale to held to maturity. The Company determined it has both the positive intent and ability to hold these securities to maturity. The securities were transferred at amortized cost, in addition to the amount of any remaining unrealized holding gain or loss reported in AOCI, and represented a non-cash transaction. OCI included net pre-tax unrealized losses of $436 million at the date of transfer and the offsetting OCI components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.
Debt securities with carrying values of $20.8 billion and $24.0 billion at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements.

The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$2,718	$2,260
Commercial agency	512	499
	$3,230	$2,759
Debt securities available for sale:
Due in one year or less	$411	$405
Due after one year through five years	2,023	1,967
Due after five years through ten years	726	731
Due after ten years	139	129
Mortgage-backed securities:
Residential agency	21,564	20,459
Commercial agency	5,135	4,922
Commercial non-agency	92	85
	$30,090	$28,698
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2024 and December 31, 2023. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below compares the securities' original amortized cost to its current estimated fair value. All securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	September 30, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$2,260	$(458)	$2,260	$(458)
Commercial agency	—	—	499	(13)	499	(13)
	$—	$—	$2,759	$(471)	$2,759	$(471)

Debt securities available for sale:
U.S Treasury securities	$92	$—	$1,122	$(69)	$1,214	$(69)
Federal agency securities	—	—	200	(10)	200	(10)
Mortgage-backed securities:
Residential agency	1,216	(6)	12,079	(1,298)	13,295	(1,304)
Commercial agency	383	(3)	3,709	(220)	4,092	(223)
Commercial non-agency	—	—	84	(7)	84	(7)
Corporate and other debt securities	18	—	444	(13)	462	(13)
	$1,709	$(9)	$17,638	$(1,617)	$19,347	$(1,626)

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$223	$(23)	$223	$(23)
Commercial agency	—	—	493	(23)	493	(23)
	$—	$—	$716	$(46)	$716	$(46)

Debt securities available for sale:
U.S. Treasury securities	$6	$—	$1,201	$(99)	$1,207	$(99)
Federal agency securities	237	(5)	666	(41)	903	(46)
Mortgage-backed securities:
Residential agency	241	(3)	15,144	(2,127)	15,385	(2,130)
Commercial agency	612	(7)	6,583	(495)	7,195	(502)
Commercial non-agency	—	—	82	(10)	82	(10)
Corporate and other debt securities	23	—	879	(35)	902	(35)
	$1,119	$(15)	$24,555	$(2,807)	$25,674	$(2,822)
The number of individual debt positions in an unrealized loss position in the tables above decreased to 1,540 at September 30, 2024 from 1,703 at December 31, 2023. The decrease in the total amount of unrealized losses was impacted by changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. At September 30, 2024, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost bases, which may be at maturity.
Gross realized losses on sales of debt securities available for sale for the three and nine months ended September 30, 2024 totaled $92 million and $192 million, respectively, while gross realized gains totaled $14 million for both the three and nine months ended September 30, 2024. Therefore, the Company recognized net realized losses of $78 million and $178 million for the three and nine months ended September 30, 2024, respectively. Gross realized gains and losses on sales of debt securities available for sale were immaterial for three and nine months ended September 30, 2023. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, including credit-related impairment, impairment identified by management was immaterial for the three and nine months ended September 30, 2024 and 2023.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	September 30, 2024	December 31, 2023
	(In millions)
Commercial and industrial	$49,565	$50,865
Commercial real estate mortgage—owner-occupied	4,873	4,887
Commercial real estate construction—owner-occupied	341	281
Total commercial	54,779	56,033
Commercial investor real estate mortgage	6,562	6,605
Commercial investor real estate construction	2,250	2,245
Total investor real estate	8,812	8,850
Residential first mortgage	20,125	20,207
Home equity lines	3,130	3,221
Home equity loans	2,404	2,439
Consumer credit card	1,372	1,341
Other consumer—exit portfolio	9	43
Other consumer	6,158	6,245
Total consumer	33,198	33,496
Total loans, net of unearned income	$96,789	$98,379

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2023, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for three and nine months ended September 30, 2024, and 2023.

	Three Months Ended September 30, 2024
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2024	$736	$233	$652	$1,621
Provision for loan losses	47	10	46	103
Loan losses:
Charge-offs	(71)	(12)	(60)	(143)
Recoveries	15	—	11	26
Net loan losses	(56)	(12)	(49)	(117)
Allowance for loan losses, September 30, 2024	727	231	649	1,607
Reserve for unfunded credit commitments, July 1, 2024	85	8	18	111
Provision for (benefit from) unfunded credit commitments	8	2	—	10
Reserve for unfunded credit commitments, September 30, 2024	93	10	18	121
Allowance for credit losses, September 30, 2024	$820	$241	$667	$1,728

	Three Months Ended September 30, 2023
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2023	$708	$151	$654	$1,513
Provision for loan losses	25	17	93	135
Loan losses:
Charge-offs	(54)	—	(70)	(124)
Recoveries	13	—	10	23
Net loan losses	(41)	—	(60)	(101)
Allowance for loan losses, September 30, 2023	692	168	687	1,547
Reserve for unfunded credit commitments, July 1, 2023	82	19	19	120
Provision for unfunded credit commitments	8	—	2	10
Reserve for unfunded credit commitments, September 30, 2023	90	19	21	130
Allowance for credit losses, September 30, 2023	$782	$187	$708	$1,677

	Nine Months Ended September 30, 2024
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2024	$722	$192	$662	$1,576
Provision for loan losses	166	54	150	370
Loan losses:
Charge-offs	(194)	(17)	(196)	(407)
Recoveries	33	2	33	68
Net loan losses	(161)	(15)	(163)	(339)
Allowance for loan losses, September 30, 2024	727	231	649	1,607
Reserve for unfunded credit commitments, January 1, 2024	92	13	19	124
Provision for (benefit from) unfunded credit losses	1	(3)	(1)	(3)
Reserve for unfunded credit commitments, September 30, 2024	93	10	18	121
Allowance for credit losses, September 30, 2024	$820	$241	$667	$1,728

	Nine Months Ended September 30, 2023
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2022	$665	$121	$678	$1,464
Cumulative effect of accounting guidance (1)	(3)	(3)	(32)	(38)
Allowance for loan losses, January 1, 2023 (adjusted for change in accounting guidance)	$662	$118	$646	$1,426
Provision for loan losses	141	50	195	386
Loan losses:
Charge-offs	(155)	—	(186)	(341)
Recoveries	44	—	32	76
Net loan losses	(111)	—	(154)	(265)
Allowance for loan losses, September 30, 2023	692	168	687	1,547
Reserve for unfunded credit commitments, January 1, 2023	72	21	25	118
Provision for (benefit from) unfunded credit losses	18	(2)	(4)	12
Reserve for unfunded credit commitments, September 30, 2023	90	19	21	130
Allowance for credit losses, September 30, 2023	$782	$187	$708	$1,677

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
Regions' consumer portfolio segment has various classes that present unique credit risks. Regions considers factors such as periodic updates of FICO scores, accrual status, days past due status, unemployment rates, and home prices as credit quality indicators for the consumer loan portfolio. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all consumer loans, including residential first mortgage loans. Current FICO data is not available for certain loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. These categories are utilized to develop the associated allowance for credit losses. The higher the FICO score the less probability of default and vice versa.
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale as of September 30, 2024 and December 31, 2023 and gross charge-offs for the year to date period ended September 30, 2024 and 2023, both by vintage year. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals that are categorized as new credit decisions reflect the renewal date as the vintage date. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2023 for more information regarding Regions' credit quality indicators.

	September 30, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$5,714	$5,710	$6,969	$3,774	$1,775	$3,855	$18,878	$—	$99	$46,774
Special Mention	76	292	177	19	54	8	327	—	—	$953
Substandard Accrual	52	278	263	93	8	73	641	—	—	$1,408
Non-accrual	10	104	165	26	5	23	97	—	—	$430
Total commercial and industrial	$5,852	$6,384	$7,574	$3,912	$1,842	$3,959	$19,943	$—	$99	$49,565

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$630	$705	$845	$858	$544	$883	$94	$—	$(5)	$4,554
Special Mention	4	18	47	26	13	48	1	—	—	$157
Substandard Accrual	2	5	32	34	11	33	2	—	—	$119
Non-accrual	3	2	6	18	5	9	—	—	—	$43
Total commercial real estate mortgage—owner-occupied:	$639	$730	$930	$936	$573	$973	$97	$—	$(5)	$4,873

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$98	$74	$43	$33	$21	$42	$6	$—	$—	$317
Special Mention	—	6	8	—	—	—	—	—	—	$14
Substandard Accrual	—	—	4	—	—	—	—	—	—	$4
Non-accrual	—	—	—	—	1	5	—	—	—	$6
Total commercial real estate construction—owner-occupied:	$98	$80	$55	$33	$22	$47	$6	$—	$—	$341

Total commercial	$6,589	$7,194	$8,559	$4,881	$2,437	$4,979	$20,046	$—	$94	$54,779

Commercial investor real estate mortgage:
Risk rating:
Pass	$979	$854	$1,645	$996	$326	$248	$325	$—	$(2)	$5,371
Special Mention	63	38	209	39	79	9	4	—	—	$441
Substandard Accrual	146	63	120	24	—	2	108	—	—	$463
Non-accrual	139	46	51	—	—	51	—	—	—	$287
Total commercial investor real estate mortgage	$1,327	$1,001	$2,025	$1,059	$405	$310	$437	$—	$(2)	$6,562

Commercial investor real estate construction:
Risk rating:
Pass	$123	$340	$641	$—	$—	$2	$791	$—	$(14)	$1,883
Special Mention	—	28	183	—	—	—	71	—	—	$282
Substandard Accrual	—	—	63	—	—	—	22	—	—	$85
Non-accrual	—	—	—	—	—	—	—	—	—	$—
Total commercial investor real estate construction	$123	$368	$887	$—	$—	$2	$884	$—	$(14)	$2,250

Total investor real estate	$1,450	$1,369	$2,912	$1,059	$405	$312	$1,321	$—	$(16)	$8,812

Residential first mortgage:
FICO scores:
Above 720	$825	$1,986	$2,798	$4,154	$4,087	$2,830	$—	$—	$—	$16,680
681-720	88	198	265	284	236	307	—	—	—	1,378
620-680	38	83	130	134	103	300	—	—	—	788
Below 620	8	60	131	141	95	425	—	—	—	860
Data not available	19	32	17	41	45	90	3	—	172	419
Total residential first mortgage	$978	$2,359	$3,341	$4,754	$4,566	$3,952	$3	$—	$172	$20,125

	September 30, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing		Unallocated (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,314	$48		$—	$2,362
681-720	—	—	—	—	—	—	344	10		—	354
620-680	—	—	—	—	—	—	184	10		—	194
Below 620	—	—	—	—	—	—	95	7		—	102
Data not available	—	—	—	—	—	—	83	5		30	118
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,020	$80		$30	$3,130

Home equity loans:
FICO scores:
Above 720	$252	$278	$322	$344	$171	$506	$—	$—		$—	$1,873
681-720	40	44	51	42	18	60	—	—		—	255
620-680	16	20	24	21	9	51	—	—		—	141
Below 620	1	6	13	14	5	38	—	—		—	77
Data not available	1	1	4	6	4	26	—	—		16	58
Total home equity loans	$310	$349	$414	$427	$207	$681	$—	$—		$16	$2,404

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$790	$—		$—	$790
681-720	—	—	—	—	—	—	266	—		—	266
620-680	—	—	—	—	—	—	218	—		—	218
Below 620	—	—	—	—	—	—	106	—		—	106
Data not available	—	—	—	—	—	—	23	—		(31)	(8)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,403	$—		$(31)	$1,372

Other consumer—exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$5	$—	$—		$—	$5
681-720	—	—	—	—	—	1	—	—		—	1
620-680	—	—	—	—	—	2	—	—		—	2
Below 620	—	—	—	—	—	2	—	—		—	2
Data not available	—	—	—	—	—	—	—	—		(1)	(1)
Total other consumer—exit portfolios	$—	$—	$—	$—	$—	$10	$—	$—	$—	$(1)	$9

Other consumer(2):
FICO scores:
Above 720	$717	$1,091	$1,387	$441	$246	$227	$116	$—		$—	$4,225
681-720	122	215	306	102	54	43	62	—		—	904
620-680	63	126	203	72	33	28	51	—		—	576
Below 620	12	47	120	45	21	16	32	—		—	293
Data not available	82	4	10	7	5	161	2	—		(111)	160
Total other consumer	$996	$1,483	$2,026	$667	$359	$475	$263	$—		$(111)	$6,158

Total consumer loans	$2,284	$4,191	$5,781	$5,848	$5,132	$5,118	$4,689	$80		$75	$33,198

Total Loans	$10,323	$12,754	$17,252	$11,788	$7,974	$10,409	$26,056	$80		$153	$96,789

	December 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	2023	2022	2021	2020	2019	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$8,272	$9,123	$5,267	$2,326	$1,376	$3,210	$18,561	$—	$53	$48,188
Special Mention	87	186	71	109	26	90	484	—	—	1,053
Substandard Accrual	141	212	74	38	7	3	678	—	—	1,153
Non-accrual	128	102	37	6	20	10	168	—	—	471
Total commercial and industrial	$8,628	$9,623	$5,449	$2,479	$1,429	$3,313	$19,891	$—	$53	$50,865

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$799	$954	$988	$658	$343	$801	$76	$—	$(5)	$4,614
Special Mention	21	13	33	20	7	13	14	—	—	121
Substandard Accrual	3	34	32	14	8	24	1	—	—	116
Non-accrual	4	3	10	8	3	8	—	—	—	36
Total commercial real estate mortgage—owner-occupied:	$827	$1,004	$1,063	$700	$361	$846	$91	$—	$(5)	$4,887

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$89	$53	$44	$24	$11	$38	$3	$—	$—	$262
Special Mention	—	7	—	—	—	1	—	—	—	8
Substandard Accrual	—	1	—	1	—	1	—	—	—	3
Non-accrual	2	—	—	2	—	4	—	—	—	8
Total commercial real estate construction—owner-occupied:	$91	$61	$44	$27	$11	$44	$3	$—	$—	$281

Total commercial	$9,546	$10,688	$6,556	$3,206	$1,801	$4,203	$19,985	$—	$48	$56,033

Commercial investor real estate mortgage:
Risk rating:
Pass	$1,130	$1,587	$1,135	$488	$296	$110	$383	$—	$(4)	$5,125
Special Mention	269	247	52	59	30	—	90	—	—	747
Substandard Accrual	134	197	—	67	67	3	32	—	—	500
Non-accrual	99	57	37	—	12	28	—	—	—	233
Total commercial investor real estate mortgage	$1,632	$2,088	$1,224	$614	$405	$141	$505	$—	$(4)	$6,605

Commercial investor real estate construction:
Risk rating:
Pass	$256	$836	$280	$26	$2	$1	$649	$—	$(15)	$2,035
Special Mention	—	122	—	—	—	—	59	—	—	181
Substandard Accrual	—	25	—	—	—	—	4	—	—	29
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$256	$983	$280	$26	$2	$1	$712	$—	$(15)	$2,245
Total investor real estate	$1,888	$3,071	$1,504	$640	$407	$142	$1,217	$—	$(19)	$8,850

Residential first mortgage:
FICO scores:
Above 720	$1,939	$2,863	$4,358	$4,390	$816	$2,353	$—	$—	$—	$16,719
681-720	226	298	355	255	52	294	—	—	—	1,480
620-680	86	153	153	112	43	270	—	—	—	817
Below 620	21	90	122	87	53	389	—	—	—	762
Data not available	33	16	49	46	11	92	1	—	181	429
Total residential first mortgage	$2,305	$3,420	$5,037	$4,890	$975	$3,398	$1	$—	$181	$20,207

	December 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	2023	2022	2021	2020	2019	Prior
	(In millions)
Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,399	$45	$—	$2,444
681-720	—	—	—	—	—	—	346	11	—	357
620-680	—	—	—	—	—	—	184	9	—	193
Below 620	—	—	—	—	—	—	97	7	—	104
Data not available	—	—	—	—	—	—	85	5	33	123
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,111	$77	$33	$3,221

Home equity loans:
FICO scores:
Above 720	$322	$370	$397	$205	$93	$529	$—	$—	$—	$1,916
681-720	53	62	49	22	14	60	—	—	—	260
620-680	19	27	23	8	8	52	—	—	—	137
Below 620	2	8	12	5	7	35	—	—	—	69
Data not available	1	4	5	3	3	25	—	—	16	57
Total home equity loans	$397	$471	$486	$243	$125	$701	$—	$—	$16	$2,439

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$780	$—	$—	$780
681-720	—	—	—	—	—	—	254	—	—	254
620-680	—	—	—	—	—	—	210	—	—	210
Below 620	—	—	—	—	—	—	95	—	—	95
Data not available	—	—	—	—	—	—	20	—	(18)	2
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,359	$—	$(18)	$1,341

Other consumer—exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$—	$2	$22	$—	$—	$—	$24
681-720	—	—	—	—	1	4	—	—	—	5
620-680	—	—	—	—	—	5	—	—	—	5
Below 620	—	—	—	—	1	7	—	—	—	8
Data not available	—	—	—	—	—	1	—	—	—	1
Total other consumer—exit portfolios	$—	$—	$—	$—	$4	$39	$—	$—	$—	$43

Other consumer(2):
FICO scores:
Above 720	$1,312	$1,519	$501	$284	$155	$118	$119	$—	$—	$4,008
681-720	270	409	136	74	34	29	67	—	—	1,019
620-680	178	294	103	50	21	20	53	—	—	719
Below 620	52	147	65	31	14	13	30	—	—	352
Data not available	94	10	7	5	114	65	1	—	(149)	147
Total other consumer	$1,906	$2,379	$812	$444	$338	$245	$270	$—	$(149)	$6,245

Total consumer loans	$4,608	$6,270	$6,335	$5,577	$1,442	$4,383	$4,741	$77	$63	$33,496

Total Loans	$16,042	$20,029	$14,395	$9,423	$3,650	$8,728	$25,943	$77	$92	$98,379
________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Other consumer class includes overdrafts which are included in the current vintage year.

The following tables present gross charge-offs by vintage year for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30, 2024
	Term Loans						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial	$6	$52	$51	$12	$6	$9	$56	$192
Commercial real estate mortgage—owner-occupied	—	—	—	1	—	1	—	2
Total commercial	6	52	51	13	6	10	56	194
Commercial investor real estate mortgage	—	—	6	5	—	6	—	17
Total investor real estate	—	—	6	5	—	6	—	17
Residential first mortgage	—	—	—	—	—	1	—	1
Home equity lines	—	—	—	—	—	—	3	3
Consumer credit card	—	—	—	—	—	—	47	47
Other consumer—exit portfolios	—	—	—	—	—	1	—	1
Other consumer(1)	28	30	46	15	7	11	7	144
Total consumer	28	30	46	15	7	13	57	196
Total gross charge-offs	$34	$82	$103	$33	$13	$29	$113	$407

	Nine Months Ended September 30, 2023
	Term Loans						Revolving Loans	Total
	2023	2022	2021	2020	2019	Prior
	(In millions)
Commercial and industrial	$3	$49	$47	$22	$12	$12	$9	$154
Commercial real estate mortgage—owner-occupied	1	—	—	—	—	—	—	1
Total commercial	4	49	47	22	12	12	9	155
Residential first mortgage	—	—	—	—	—	1	—	1
Home equity lines	—	—	—	—	—	—	3	3
Home equity loans	—	—	—	—	—	1	—	1
Consumer credit card	—	—	—	—	—	—	38	38
Other consumer—exit portfolios	—	—	—	—	4	7	—	11
Other consumer(1)	38	40	25	13	7	9	—	132
Total consumer	38	40	25	13	11	18	41	186
Total gross charge-offs	$42	$89	$72	$35	$23	$30	$50	$341
______
(1)Other consumer class includes overdraft gross charge-offs. The majority of overdraft gross charge-offs for the nine months ended September 30, 2024 and 2023 are included in the current vintage year.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of September 30, 2024 and December 31, 2023. Loans on non-accrual status with no related allowance totaled $195 million and $280 million and were comprised of commercial and investor real estate loans at September 30, 2024 and December 31, 2023, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	September 30, 2024
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$39	$43	$3	$85	$49,135	$430	$49,565
Commercial real estate mortgage—owner-occupied	3	1	1	5	4,830	43	4,873
Commercial real estate construction—owner-occupied	—	—	—	—	335	6	341
Total commercial	42	44	4	90	54,300	479	54,779
Commercial investor real estate mortgage	45	—	40	85	6,275	287	6,562
Commercial investor real estate construction	—	—	—	—	2,250	—	2,250
Total investor real estate	45	—	40	85	8,525	287	8,812
Residential first mortgage	112	55	121	288	20,102	23	20,125
Home equity lines	15	9	16	40	3,104	26	3,130
Home equity loans	8	4	7	19	2,398	6	2,404
Consumer credit card	10	9	19	38	1,372	—	1,372
Other consumer—exit portfolios	1	—	—	1	9	—	9
Other consumer	45	22	22	89	6,158	—	6,158
Total consumer	191	99	185	475	33,143	55	33,198
	$278	$143	$229	$650	$95,968	$821	$96,789

	December 31, 2023
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$43	$21	$11	$75	$50,394	$471	$50,865
Commercial real estate mortgage—owner-occupied	3	2	—	5	4,851	36	4,887
Commercial real estate construction—owner-occupied	—	1	—	1	273	8	281
Total commercial	46	24	11	81	55,518	515	56,033
Commercial investor real estate mortgage	—	—	23	23	6,372	233	6,605
Commercial investor real estate construction	—	—	—	—	2,245	—	2,245
Total investor real estate	—	—	23	23	8,617	233	8,850
Residential first mortgage	104	48	95	247	20,185	22	20,207
Home equity lines	17	10	20	47	3,192	29	3,221
Home equity loans	10	4	7	21	2,433	6	2,439
Consumer credit card	11	8	20	39	1,341	—	1,341
Other consumer—exit portfolios	2	1	—	3	43	—	43
Other consumer	60	31	29	120	6,245	—	6,245
Total consumer	204	102	171	477	33,439	57	33,496
	$250	$126	$205	$581	$97,574	$805	$98,379
At September 30, 2024 and December 31, 2023, the Company had collateral-dependent commercial loans of $218 million and $220 million, respectively. At September 30, 2024 and December 31, 2023, the Company had collateral-dependent investor real estate loans of $199 million and $92 million, respectively. The collateral for commercial and investor real estate loans generally consists of business assets including real estate, receivables and equipment. At September 30, 2024 and December 31, 2023, the Company had collateral-dependent residential mortgage and home equity loans and lines totaling $113 million and $93 million, respectively. The collateral for these loans consists of residential real estate. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional details for the criteria of collateral dependent loans.
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
For each portfolio segment and class, the following tables present the end of period balances of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification that occurred in the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Other		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$21	0.04%	$—	—%	$33	0.07%	$—	—%	$54	0.11%
Commercial real estate mortgage—owner-occupied	2	0.04%	—	—%	—	—%	—	—%	2	0.04%
Total commercial	23	0.04%	—	—%	33	0.06%	—	—%	56	0.10%
Commercial investor real estate mortgage	72	1.10%	—	—%	—	—%	29	0.44%	101	1.54%
Total investor real estate	72	0.82%	—	—%	—	—%	29	0.33%	101	1.14%
Residential first mortgage	37	0.18%	1	0.01%	2	0.01%	—	—%	40	0.20%
Home equity lines	—	—%	—	—%	4	0.13%	—	—%	4	0.13%
Home equity loans	1	0.05%	—	—%	2	0.08%	—	—%	3	0.13%
Total consumer	38	0.11%	1	—%	8	0.02%	—	—%	47	0.14%
	$133	0.14%	$1	—%	$41	0.04%	$29	0.03%	$204	0.21%

	Three Months Ended September 30, 2023
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Term Extension and Payment Deferral		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$197	0.38%	$9	0.02%	$—	—%	$48	0.09%	$254	0.49%
Commercial real estate mortgage—owner-occupied	3	0.06%	—	—%	—	—%	—	—%	3	0.06%
Total commercial	200	0.35%	9	0.02%	—	—%	48	0.08%	257	0.45%
Commercial investor real estate mortgage	89	1.39%	—	—%	—	—%	—	—%	89	1.39%
Commercial investor real estate construction	2	0.08%	—	—%	—	—%	—	—%	2	0.08%
Total investor real estate	91	1.04%	—	—%	—	—%	—	—%	91	1.04%
Residential first mortgage	25	0.12%	2	0.01%	1	0.01%	—	—%	28	0.14%
Home equity lines	—	—%	—	—%	2	0.04%	—	—%	2	0.05%
Home equity loans	1	0.04%	—	—%	1	0.05%	—	—%	2	0.09%
Total consumer	26	0.08%	2	0.01%	4	0.01%	—	—%	32	0.10%
Total	$317	0.32%	$11	0.01%	$4	—%	$48	0.05%	$380	0.38%

	Nine Months Ended September 30, 2024
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Other		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$51	0.10%	$—	—%	$33	0.07%	$—	—%	$84	0.17%
Commercial real estate mortgage—owner-occupied	4	0.08%	—	—%	—	—%	—	—%	4	0.09%
Total commercial	55	0.10%	—	—%	33	0.06%	—	—%	88	0.16%
Commercial investor real estate mortgage	99	1.51%	—	—%	—	—%	29	0.44%	128	1.95%
Total investor real estate	99	1.13%	—	—%	—	—%	29	0.33%	128	1.46%
Residential first mortgage	115	0.57%	2	0.01%	4	0.02%	—	—%	121	0.60%
Home equity lines	—	0.01%	—	—%	7	0.21%	—	—%	7	0.22%
Home equity loans	3	0.13%	—	—%	6	0.24%	—	—%	9	0.37%
Total consumer	118	0.36%	2	0.01%	17	0.05%	—	—%	137	0.41%
	$272	0.28%	$2	—%	$50	0.05%	$29	0.03%	$353	0.36%

	Nine Months Ended September 30, 2023
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Term Extension and Payment Deferral		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$255	0.49%	$148	0.29%	$—	—%	$48	0.09%	$451	0.87%
Commercial real estate mortgage—owner-occupied	9	0.18%	—	—%	—	—%	—	—%	9	0.18%
Commercial real estate construction—owner-occupied	2	0.71%	—	—%	—	—%	—	—%	2	0.86%
Total commercial	266	0.47%	148	0.26%	—	—%	48	0.08%	462	0.81%
Commercial investor real estate mortgage	151	2.35%	—	—%	—	—%	—	—%	151	2.35%
Commercial investor real estate construction	2	0.08%	—	—%	—	—%	—	—%	2	0.08%
Total investor real estate	153	1.75%	—	—%	—	—%	—	—%	153	1.75%
Residential first mortgage	72	0.36%	3	0.01%	3	0.02%	—	—%	78	0.39%
Home equity lines	1	0.02%	—	—%	2	0.08%	—	—%	3	0.10%
Home equity loans	3	0.13%	—	—%	4	0.15%	—	—%	7	0.29%
Total consumer	76	0.23%	3	0.01%	9	0.03%	—	—%	88	0.26%
Total	$495	0.45%	$151	0.15%	$9	0.01%	$48	0.05%	$703	0.71%
____
(1) Amounts calculated based upon whole dollar values.
The end of period balance of unfunded commitments related to modifications to troubled borrowers at September 30, 2024 was $65 million and at December 31, 2023 was $106 million.

The following tables present the financial impact of modifications to troubled borrowers during the three and nine months ended September 30, 2024 and 2023 by portfolio segment, class of financing receivable, and the type of modification. The tables include new modifications to troubled borrowers, as well as renewals of existing modifications to troubled borrowers.

	Three Months Ended September 30, 2024
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	1.08	—	1.17	less than 2%
Commercial real estate mortgage—owner-occupied	1.42	—	—	—
Commercial investor real estate mortgage	0.17	—	—	—
Residential first mortgage	7	0.42	4	less than 1%
Home equity lines	—	—	24	2%
Home equity loans	16	—	24	3%

	Three Months Ended September 30, 2023
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification		Term Extension and Payment Deferral
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate	Weighted-Average Term Extension	Weighted-Average Payment Deferral
	(In years, except for percentage data)
Commercial and industrial	0.67	0.25	—	—	2	2
Commercial real estate mortgage—owner-occupied	0.92	—	—	—	—	—
Commercial investor real estate mortgage	0.58	—	—	—	—	—
Commercial investor real estate construction	0.42	—	—	—	—	—
Residential first mortgage	7	0.92	7	1%	—	—
Home equity lines	—	—	20	2%	—	—
Home equity loans	12	—	15	2%	—	—

	Nine Months Ended September 30, 2024
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	1.83	—	1.17	less than 2%
Commercial real estate mortgage—owner-occupied	1.00	—	—	—
Commercial investor real estate mortgage	0.75	—	—	—
Residential first mortgage	7	0.5	5	less than 1%
Home equity lines	—	—	23	2%
Home equity loans	12	—	25	2%

	Nine Months Ended September 30, 2023
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification		Term Extension and Payment Deferral
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate	Weighted-Average Term Extension	Weighted-Average Payment Deferral
	(In years, except for percentage data)
Commercial and industrial	0.75	0.5	—	—	2	2
Commercial real estate mortgage—owner-occupied	0.83	—	—	—	—	—
Commercial real estate construction—owner-occupied	0.25	—	—	—
Commercial investor real estate mortgage	0.67	—	—	—	—	—
Commercial investor real estate construction	0.42	—	—	—	—	—
Residential first mortgage	6	0.92	7	1%	—	—
Home equity lines	18	—	19	2%	—	—
Home equity loans	14	—	15	2%	—	—
In addition to the financial impacts in the table above, during the three and nine months ended September 30, 2024, the Company had an other modification type in which a commercial investor real estate loan was modified from amortizing to an interest-only structure. Under this structure the interest was extended for an average of two months and principal payments were deferred. Also during the nine months ended September 30, 2023, there were instances of commercial and industrial payment deferrals in which the amortization period was doubled to maturity.
The following tables include the end of period balances of aging and non-accrual performance for modifications to troubled borrowers modified in the previous twelve-month period by portfolio segment and class as of September 30, 2024 and in the previous nine-month period since adoption of the related accounting guidance by portfolio segment and class as of September 30, 2023. Refer to Note 1 and Note 5 in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on the adoption of new accounting guidance.

	September 30, 2024
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$101	$—	$—	$46	$147
Commercial real estate mortgage—owner-occupied	3	—	—	2	5
Total commercial	104	—	—	48	152
Commercial investor real estate mortgage	103	27	—	134	264
Total investor real estate	103	27	—	134	264
Residential first mortgage	106	20	11	5	142
Home equity lines	7	—	—	1	8
Home equity loans	8	1	—	1	10
Total consumer	121	21	11	7	160
	$328	$48	$11	$189	$576

	September 30, 2023
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$258	$2	$5	$186	$451
Commercial real estate mortgage—owner-occupied	4	—	—	5	9
Commercial real estate construction—owner-occupied	—	—	—	2	2
Total commercial	262	2	5	193	462
Commercial investor real estate mortgage	40	48	—	63	151
Commercial investor real estate construction	2	—	—	—	2
Total investor real estate	42	48	—	63	153
Residential first mortgage	63	10	3	2	78
Home equity lines	3	—	—	—	3
Home equity loans	5	—	—	2	7
Total consumer	71	10	3	4	88
	$375	$60	$8	$260	$703
For modifications to troubled borrowers, a subsequent payment default is defined in terms of delinquency when a principal or interest payment is 90 days past due, or classified as non-accrual status during the reporting period. As of September 30, 2024, subsequent defaults of the loans restructured as a modification to a troubled borrower during the three and nine months ended September 30, 2024 totaled $49 million and $183 million, respectively. These amounts were immaterial for the three and nine months ended September 30, 2023.

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(In millions)
Carrying value, beginning of period	$1,020	$801	$906	$812
Additions	8	8	20	20
Purchases (1)	4	106	134	138
Increase (decrease) in fair value(2):
Due to change in valuation inputs or assumptions	(28)	45	4	41
Economic amortization associated with borrower repayments (3)	(33)	(28)	(93)	(79)
Carrying value, end of period	$971	$932	$971	$932
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

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments):

	September 30
	2024	2023
	(Dollars in millions)
Unpaid principal balance	$68,361	$61,452
Weighted-average CPR (%)	9.0%	7.7%
Estimated impact on fair value of a 10% increase	$(46)	$(59)
Estimated impact on fair value of a 20% increase	$(87)	$(100)
Option-adjusted spread (basis points)	496	483
Estimated impact on fair value of a 10% increase	$(21)	$(20)
Estimated impact on fair value of a 20% increase	$(43)	$(40)
Weighted-average coupon interest rate	3.8%	3.7%
Weighted-average remaining maturity (months)	298	303
Weighted-average servicing fee (basis points)	27.3	27.3
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $53 million and $42 million for the three months ended September 30, 2024 and 2023, respectively and $143 million and $119 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Regions' DUS portfolio of MSRs totaled $86 million and $87 million at September 30, 2024 and December 31, 2023, respectively. Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS MSRs was approximately $108 million at September 30, 2024 and $109 million at December 31, 2023.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $6 million and $5 million for the three months ended September 30, 2024 and 2023, respectively and $19 million and $17 million for the nine months ended September 30, 2024 and 2023.

NOTE 6. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										September 30, 2024	December 31, 2023
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series B(2)	4/29/2014	9/15/2024	6.375%		$—	$1,000	$25	1/40th	—	$—	$433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	500,000	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	3,500	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
Series F	7/29/2024	9/15/2029	6.950%	(5)	500	1,000	25	1/40th	500,000	489	—
					$1,750				1,403,500	$1,715	$1,659
_________
(1)Dividends on all series of preferred stock, if declared, accrue and are payable quarterly in arrears.
(2)The shares were fully redeemed on September 16, 2024.
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
(5)Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2024, 6.950% and (ii) for each period beginning on or after September 15, 2029, the five-year Treasury rate as of the most recent reset dividend determination date plus 2.771%
All series of preferred stock have no stated maturity and redemption is solely at Regions' option, subject to regulatory approval, in whole, or in part, after the earliest redemption date or in whole, but not in part, at any time following a regulatory capital treatment event for the Series C, Series D, Series E, and Series F preferred stock.
The Board of Directors declared cash dividends of $74 million on Series B, Series C, Series D, and Series E of preferred stock during both the first nine months of 2024 and 2023. The initial quarterly cash dividend for Series F preferred stock was declared in the third quarter of 2024 (representing a partial dividend period) for $4 million. Therefore, a total of $78 million in cash dividends on total preferred stock was declared in the first nine months of 2024.
During the third quarter of 2024, Regions issued $500 million in depositary shares each representing a 1/40th ownership interest in a share of the Company's Non-Cumulative Perpetual Preferred Stock, Series F, par value $1.00 per share ("Series F preferred stock"), with a liquidation preference of $1,000 per share of Series F preferred stock (equivalent to $25.00 per depositary share). The Company incurred $11 million of issuance costs associated with the transaction.
During the third quarter of 2024, the Company redeemed all 500,000 outstanding shares of Series B non-cumulative perpetual preferred stock and the corresponding depositary fractional shares at par for $500 million. Upon redemption, additional paid-in-capital was reduced by $52 million related to Series B preferred dividends that were recorded as a reduction of preferred stock, including related surplus, and net income available to common shareholders was reduced by $15 million related to issuance costs.
In the event Series C, Series D, Series E, or Series F preferred shares are redeemed in full at their respective liquidation amounts, $10 million, $4 million, $10 million, or $11 million in excess of the redemption amount over the carrying amount will be recognized, respectively. These excess amounts represent issuance costs that were recorded as reductions to preferred stock, including related surplus, and will be recorded as reductions to net income available to common shareholders.
COMMON STOCK
The Company's SCB from the fourth quarter of 2023 through the third quarter of 2024 was 2.5 percent. On June 28, 2024, Regions announced that the Company received its results of the 2024 stress test from the FRB, reflecting that the Company exceeded all minimum capital levels. The Company's preliminary SCB will remain floored at 2.5 percent from the fourth quarter of 2024 through the third quarter of 2025.
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of September 30, 2024, Regions had repurchased approximately 31 million shares of common stock at a total cost of $557 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
In the third quarter of 2024, the Board declared a cash dividend of $0.25 per share, a $0.01 increase to the quarterly common stock dividend. The cash dividends declared for the first and second quarters of 2024 were $0.24 per common share. Therefore, Regions declared total dividends of $0.73 per common share for the first nine months of 2024 as compared to $0.64 per common share first nine months of 2023.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three and nine months ended September 30, 2024 and 2023 :

	Three Months Ended September 30, 2024
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,379)	$1,114	$(3,265)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(8)	$1	$(7)
Unrealized gains (losses) on securities transferred from available for sale during the period	(436)	111	(325)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	1	—	1
Change in AOCI from securities held to maturity activity in the period	(435)	111	(324)
Ending balance	$(443)	$112	$(331)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,074)	$783	$(2,291)
Unrealized (gains) losses on securities transferred to held to maturity during the period	436	(111)	325
Unrealized gains (losses) arising during the period	1,168	(298)	870
Reclassification adjustments for securities (gains) losses realized in net income (3)	78	(20)	58
Change in AOCI from securities available for sale activity in the period	1,682	(429)	1,253
Ending balance	$(1,392)	$354	$(1,038)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(703)	$179	$(524)
Unrealized gains (losses) on derivatives arising during the period	475	(121)	354
Reclassification adjustments for (gains) losses realized in net income (2)	110	(28)	82
Change in AOCI from derivative activity in the period	585	(149)	436
Ending balance	$(118)	$30	$(88)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(594)	$151	$(443)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	7	(1)	6
Ending balance	$(587)	$150	$(437)

Total other comprehensive income (loss)	1,839	(468)	1,371
Total accumulated other comprehensive income (loss), end of period	$(2,540)	$646	$(1,894)

	Three Months Ended September 30, 2023
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,613)	$1,173	$(3,440)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(10)	$2	$(8)
Reclassification adjustments for amortization on unrealized losses (2)	—	—	—
Ending balance	$(10)	$2	$(8)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,328)	$846	$(2,482)
Unrealized gains (losses) arising during the period	(798)	203	(595)
Reclassification adjustments for securities (gains) losses realized in net income (3)	1	—	1
Change in AOCI from securities available for sale activity in the period	(797)	203	(594)
Ending balance	$(4,125)	$1,049	$(3,076)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(719)	$183	$(536)
Unrealized gains (losses) on derivatives arising during the period	(367)	93	(274)
Reclassification adjustments for (gains) losses realized in net income (2)	82	(21)	61
Change in AOCI from derivative activity in the period	(285)	72	(213)
Ending balance	$(1,004)	$255	$(749)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(556)	$142	$(414)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	14	(3)	11
Ending balance	$(542)	$139	$(403)

Total other comprehensive income (loss)	(1,068)	272	(796)
Total accumulated other comprehensive income (loss), end of period	$(5,681)	$1,445	$(4,236)

	Nine Months Ended September 30, 2024
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,773)	$961	$(2,812)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(9)	$1	$(8)
Unrealized gains (losses) on securities transferred from available for sale during the period	(436)	111	(325)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	2	—	2
Change in AOCI from securities held to maturity activity in the period	(434)	111	(323)
Ending balance	$(443)	$112	$(331)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(2,759)	$703	$(2,056)
Unrealized (gains) losses on securities transferred to held to maturity during the period	436	(111)	325
Unrealized gains (losses) arising during the period	753	(193)	560
Reclassification adjustments for securities (gains) losses realized in net income (3)	178	(45)	133
Change in AOCI from securities available for sale activity in the period	1,367	(349)	1,018
Ending balance	$(1,392)	$354	$(1,038)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(399)	$102	$(297)
Unrealized gains (losses) on derivatives arising during the period	(62)	16	(46)
Reclassification adjustments for (gains) losses realized in net income (2)	343	(88)	255
Change in AOCI from derivative activity in the period	281	(72)	209
Ending balance	$(118)	$30	$(88)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(606)	$155	$(451)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	19	(5)	14
Ending balance	$(587)	$150	$(437)

Total other comprehensive income (loss)	1,233	(315)	918
Total accumulated other comprehensive income (loss), end of period	$(2,540)	$646	$(1,894)

	Nine Months Ended September 30, 2023
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,481)	$1,138	$(3,343)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(11)	$2	$(9)
Reclassification adjustments for amortization on unrealized losses (2)	1	—	1
Ending balance	$(10)	$2	$(8)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,433)	$872	$(2,561)
Unrealized gains (losses) arising during the period	(695)	177	(518)
Reclassification adjustments for securities (gains) losses realized in net income (3)	3	—	3
Change in AOCI from securities available for sale activity in the period	(692)	177	(515)
Ending balance	$(4,125)	$1,049	$(3,076)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(468)	$119	$(349)
Unrealized gains (losses) on derivatives arising during the period	(665)	169	(496)
Reclassification adjustments for (gains) losses realized in net income (2)	129	(33)	96
Change in AOCI from derivative activity in the period	(536)	136	(400)
Ending balance	$(1,004)	$255	$(749)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(569)	$145	$(424)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	27	(6)	21
Ending balance	$(542)	$139	$(403)

Total other comprehensive income (loss)	(1,200)	307	(893)
Total accumulated other comprehensive income (loss), end of period	$(5,681)	$1,445	$(4,236)
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

NOTE 7. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(In millions, except per share data)
Numerator:
Net income	$490	$490	$1,359	$1,683
Preferred stock dividends and other(1)	(44)	(25)	(93)	(74)
Net income available to common shareholders	$446	$465	$1,266	$1,609
Denominator:
Weighted-average common shares outstanding—basic	$914	$939	$917	$938
Potential common shares	4	1	2	2
Weighted-average common shares outstanding—diluted	$918	$940	$919	$940
Earnings per common share:
Basic	$0.49	$0.49	$1.38	$1.72
Diluted	0.49	0.49	$1.38	$1.71
______
(1) Preferred stock dividends and other for the three and nine months ended September 30, 2024 included $15 million of issuance costs associated with the redemption of Series B preferred shares in the third quarter of 2024. See Note 6 for additional information.
The effects from the assumed exercise of 4 million and 5 million in restricted stock units and awards and performance stock units for the three and nine months ended September 30, 2024, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
Net periodic pension cost included the following components:

	Three Months Ended September 30
	Qualified Plans		Non-qualified Plans		Total
	2024	2023	2024	2023	2024	2023
	(In millions)
Service cost	$6	$6	$—	$—	$6	$6
Interest cost	21	22	2	2	23	24
Expected return on plan assets	(31)	(30)	—	—	(31)	(30)
Amortization of actuarial loss	7	5	—	2	7	7
Settlement charge	—	—	—	7	—	7
Net periodic pension cost	$3	$3	$2	$11	$5	$14

	Nine Months Ended September 30
	Qualified Plans		Non-qualified Plans		Total
	2024	2023	2024	2023	2024	2023
	(In millions)
Service cost	$16	$17	$1	$1	$17	$18
Interest cost	62	64	4	5	66	69
Expected return on plan assets	(93)	(90)	—	—	(93)	(90)
Amortization of actuarial loss	18	17	1	3	19	20
Settlement charge	—	—	—	7	—	7
Net periodic pension cost	$3	$8	$6	$16	$9	$24
The service cost component of net periodic pension cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
The 2023 settlement charge related to the settlement of liabilities under the SERP for certain plan participants.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions to qualified plans during the nine months ended September 30, 2024.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the nine months ended September 30, 2024 or 2023.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments.

	September 30, 2024			December 31, 2023
	Notional Amount(1)	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$4,934	$4	$85	$2,975	$1	$121
Derivatives in cash flow hedging relationships:
Interest rate swaps	32,300	101	307	29,550	43	580
Interest rate options	2,000	12	6	2,000	21	13
Total derivatives in cash flow hedging relationships	34,300	113	313	31,550	64	593
Total derivatives designated as hedging instruments	$39,234	$117	$398	$34,525	$65	$714
Derivatives not designated as hedging instruments:
Interest rate swaps	$99,981	$1,330	$1,258	$99,892	$1,769	$1,718
Interest rate options	12,151	40	27	13,497	66	57
Interest rate futures and forward commitments	1,376	7	2	655	7	12
Other contracts	12,497	146	123	12,007	198	190
Total derivatives not designated as hedging instruments	$126,006	$1,523	$1,410	$126,051	$2,040	$1,977
Total derivatives	$165,240	$1,640	$1,808	$160,576	$2,105	$2,691

Total gross derivative instruments, before netting		$1,640	$1,808		$2,105	$2,691
Less: Netting adjustments (2)		1,434	1,124		2,029	1,560
Total gross derivative instruments, after netting		$206	$684		$76	$1,131
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. Includes accrued interest as applicable. The table reflects net notional presentation and gross asset and liability presentation to capture the economic impact of the trades.
(2)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements, and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral. Cash collateral, all of which is included as a netting adjustment, totaled $120 million and $243 million for derivative assets at September 30, 2024 and December 31, 2023, respectively. Cash collateral totaled $67 million and $43 million for derivative liabilities at September 30, 2024 and December 31, 2023, respectively.
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
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay SOFR interest rate swaps and interest rate options. As of September 30, 2024, Regions was hedging its exposure to the variability in future cash flows into 2031.

As of September 30, 2024, cash flow hedges were held at a pre-tax net loss of $118 million, which includes pre-tax net gains of $43 million related to terminated cash flow floors and swaps. Regions expects to reclassify into earnings approximately $138 million in pre-tax losses due to the net receipt/ payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $39 million in pre-tax net gains related to the amortization of terminated cash flow floors and swaps.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	Three Months Ended September 30, 2024
	Interest Income	Interest Income	Interest Expense	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings	Deposits
	(In millions)
Total income (expense) presented in the consolidated statements of income	$241	$1,463	$(85)	$(507)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$2	$—	$(18)	$—
Recognized on derivatives	(8)	—	39	1
Recognized on hedged items	9	—	(39)	(1)
Income (expense) recognized on fair value hedges	$3	$—	$(18)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(110)	$—	$—
Income (expense) recognized on cash flow hedges	$—	$(110)	$—	$—

	Three Months Ended September 30, 2023
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$185	$1,462	$(69)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(18)
Recognized on derivatives	—	—	(3)
Recognized on hedged items	—	—	3
Income (expense) recognized on fair value hedges	$—	$—	$(18)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(82)	$—
Income (expense) recognized on cash flow hedges	$—	$(82)	$—

	Nine Months Ended September 30, 2024
	Interest Income	Interest Income	Interest Expense	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings	Deposits
	(In millions)
Total income (expense) presented in the consolidated statements of income	$669	$4,316	$(190)	$(1,504)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$7	$—	$(52)	(1)
Recognized on derivatives	(2)	—	45	—
Recognized on hedged items	2	—	(45)	—
Income (expense) recognized on fair value hedges	$7	$—	$(52)	$(1)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(343)	$—	$—
Income (expense) recognized on cash flow hedges	$—	$(343)	$—	$—

	Nine Months Ended September 30, 2023
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$557	$4,276	$(165)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(47)
Recognized on derivatives	—	—	6
Recognized on hedged items	—	—	(6)
Income (expense) recognized on fair value hedges	$—	$—	$(47)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(129)	$—
Income (expense) recognized on cash flow hedges	$—	$(129)	$—
_____
(1)See Note 6 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax
The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	September 30, 2024		December 31, 2023
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale(1)(2)	$1,754	$7	$1,653	$5
Long-term borrowings	(3,081)	68	(1,286)	112
Time deposits	(10)	—	(252)	—
_____
(1) At December 31, 2023, the Company designated interest rate swaps as fair value hedges of debt securities available for sale under the portfolio layer method under which the Company designated $1.0 billion as the hedged amount from a closed portfolio of prepayable financial assets with a carrying amount of $1.3 billion.
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At September 30, 2024 and December 31, 2023, Regions had $173 million and $124 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At September 30, 2024 and December 31, 2023, Regions had $358 million and $267 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions uses various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of September 30, 2024 and December 31, 2023, the total notional amount related to these contracts was $3.6 billion and $3.3 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2024	2023	2024	2023
			(In millions)
Capital markets income:
Interest rate swaps	$3	$16	$18	$(8)
Interest rate options	15	14	38	35
Interest rate futures and forward commitments	4	2	18	10
Other contracts	12	4	17	10
Total capital markets income	34	36	91	47
Mortgage income:
Interest rate swaps	26	(38)	3	(38)
Interest rate options	(1)	(1)	(2)	—
Interest rate futures and forward commitments	3	(4)	11	(4)
Total mortgage income	28	(43)	12	(42)
	$62	$(7)	$103	$5

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
Regions’ maximum potential amount of future payments under these contracts as of September 30, 2024 was approximately $334 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2024 and 2023 was immaterial. In transactions where

Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on September 30, 2024 and December 31, 2023, were $45 million and $29 million, respectively, for which Regions had posted collateral of $43 million and $32 million, respectively, in the normal course of business.
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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$2,046	$—	$—	$2,046	$1,223	$—	$—	$1,223
Federal agency securities	—	457	—	457	—	1,043	—	1,043
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities:
Residential agency	—	20,459	—	20,459	—	17,372	—	17,372
Commercial agency	—	4,922	—	4,922	—	7,307	—	7,307
Commercial non-agency	—	85	—	85	—	83	—	83
Corporate and other debt securities	—	724	3	727	—	1,073	1	1,074
Total debt securities available for sale	$2,046	$26,649	$3	$28,698	$1,223	$26,880	$1	$28,104
Loans held for sale	$—	$255	$—	$255	$—	$201	$—	$201
Marketable equity securities in other earning assets	$804	$—	$—	$804	$813	$—	$—	$813
Residential mortgage servicing rights	$—	$—	$971	$971	$—	$—	$906	$906
Derivative assets (2):
Interest rate swaps	$—	$1,435	$—	$1,435	$—	$1,813	$—	$1,813
Interest rate options	—	41	11	52	—	83	4	87
Interest rate futures and forward commitments	—	7	—	7	—	7	—	7
Other contracts	12	134	—	146	—	198	—	198
Total derivative assets	$12	$1,617	$11	$1,640	$—	$2,101	$4	$2,105
Derivative liabilities (2):
Interest rate swaps	$—	$1,650	$—	$1,650	$—	$2,419	$—	$2,419
Interest rate options	—	33	—	33	—	70	—	70
Interest rate futures and forward commitments	—	2	—	2	—	12	—	12
Other contracts	—	123	—	123	—	189	1	190
Total derivative liabilities	$—	$1,808	$—	$1,808	$—	$2,690	$1	$2,691
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

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. See Note 5 for a reconciliation of beginning and ending balances of residential MSRs for the three and nine months ended September 30, 2024 and 2023.

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
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2024 and December 31, 2023. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at September 30, 2024 and December 31, 2023 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	September 30, 2024
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$971	Discounted cash flow	Weighted-average CPR (%)	4.5% - 35.4% (9.0%)
			OAS (%)	4.7% - 7.7% (5.0%)
_________
(1)See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2023
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$906	Discounted cash flow	Weighted-average CPR (%)	5.6% - 21.5% (8.2%)
			OAS (%)	4.5% -8.2% (4.8%)
_______
(1)See Note 6 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2023 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

FAIR VALUE OPTION
The Company has elected the option to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at September 30, 2024 and December 31, 2023.
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale. At September 30, 2024, the aggregate fair value of these loans totaled $248 million compared to aggregate unpaid principal of $243 million. At December 31, 2023, the aggregate fair value of these loans totaled $184 million compared to aggregate unpaid principal of $177 million.
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. Net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three and nine months ended September 30, 2024 and 2023, were immaterial. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both September 30, 2024 and December 31, 2023.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2024 are as follows:

	September 30, 2024
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$10,521	$10,521	$10,521	$—	$—
Debt securities held to maturity	2,787	2,759	—	2,759	—
Debt securities available for sale	28,698	28,698	2,046	26,649	3
Loans held for sale	522	522	—	509	13
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	93,359	90,562	—	—	90,562
Other earning assets	1,625	1,625	804	821	—
Derivative assets	1,640	1,640	12	1,617	11
Financial liabilities:
Derivative liabilities	1,808	1,808	—	1,808	—
Deposits with no stated maturity(4)	110,692	110,692	—	110,692	—
Time deposits(4)	15,684	15,673	—	15,673	—
Short-term borrowings	1,500	1,500	—	1,500	—
Long-term borrowings	6,016	6,147	—	6,146	1
Loan commitments and letters of credit	154	154	—	—	154
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at September 30, 2024 was $2.8 billion or 3.0 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.8 billion at September 30, 2024.
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

The following tables present financial information for each reportable segment for the periods indicated:

	Three Months Ended September 30, 2024
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$459	$718	$41	$—	$1,218
Provision for (benefit from) credit losses	91	67	2	(47)	113
Non-interest income (loss)	240	264	130	(62)	572
Non-interest expense	319	603	114	33	1,069
Income (loss) before income taxes	289	312	55	(48)	608
Income tax expense (benefit)	73	78	13	(46)	118
Net income (loss)	$216	$234	$42	$(2)	$490
Average assets	$69,364	$37,882	$2,088	$45,333	$154,667

	Three Months Ended September 30, 2023
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$488	$760	$43	$—	$1,291
Provision for (benefit from) credit losses	87	70	2	(14)	145
Non-interest income	181	256	113	16	566
Non-interest expense	303	672	105	13	1,093
Income before income taxes	279	274	49	17	619
Income tax expense (benefit)	70	69	12	(22)	129
Net income	$209	$205	$37	$39	$490
Average assets	$70,032	$38,108	$2,018	$43,326	$153,484

	Nine Months Ended September 30, 2024
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$1,359	$2,107	$122	$—	$3,588
Provision for (benefit from) credit losses	272	202	6	(113)	367
Non-interest income (loss)	657	780	374	(131)	1,680
Non-interest expense	950	1,800	333	121	3,204
Income (loss) before income taxes	794	885	157	(139)	1,697
Income tax expense (benefit)	199	221	40	(122)	338
Net income (loss)	$595	$664	$117	$(17)	$1,359
Average assets	$69,081	$37,974	$2,059	$43,884	$152,998

	Nine Months Ended September 30, 2023
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$1,531	$2,410	$148	$—	$4,089
Provision for (benefit from) credit losses	252	208	6	(68)	398
Non-interest income	525	783	339	29	1,676
Non-interest expense	932	1,946	320	33	3,231
Income before income taxes	872	1,039	161	64	2,136
Income tax expense (benefit)	218	260	40	(65)	453
Net income	$654	$779	$121	$129	$1,683
Average assets	$69,773	$37,625	$2,053	$43,997	$153,448

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30, 2024	December 31, 2023
	(In millions)
Unused commitments to extend credit	$64,642	$63,631
Standby letters of credit	2,094	1,997
Commercial letters of credit	62	78
Liabilities associated with standby letters of credit	33	32
Assets associated with standby letters of credit	34	34
Reserve for unfunded credit commitments	121	124
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

GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At September 30, 2024 and December 31, 2023, the Company's DUS servicing portfolio totaled approximately $6.7 billion and $6.2 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at September 30, 2024 and December 31, 2023, these serviced loans totaled approximately $634 million and $653 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $2.3 billion at both September 30, 2024 and December 31, 2023. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both September 30, 2024 and December 31, 2023. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of accounting standards adopted in 2024 and those that could have a material impact to Regions’ consolidated financial statements upon adoption in the future.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2024
ASU 2023-02, Investments —Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	This Update allows entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions were met.

The Update also sets forth the conditions needed to apply the proportional amortization method.

	The Update further eliminates certain low income housing tax credit-specific guidance to align the accounting more closely for low income housing tax credits with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution apply only to tax equity investments accounted for using the proportional amortization method.	January 1, 2024	Regions adopted this guidance as of January 1, 2024 with no material impact. See Note 1 Basis of Presentation for additional information.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The Update requires entities to provide disclosure of significant segment expenses, as defined within the standard, and requires that entities disclose other segment items by reportable segment. These disclosures are required to be made on an annual and interim basis.	January 1, 2024 for the annual reporting period ending December 31, 2024 and for the interim reporting periods beginning in 2025.	Regions adopted this guidance as of January 1, 2024 with likely no material impact.

Standards Not Yet Adopted
ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60)	This Update requires certain joint ventures, upon formation, to use a new basis of accounting by applying most aspects of the acquisition method for business combinations. New joint ventures generally will recognize and initially measure assets and liabilities at fair value. The Update is effective for all joint ventures with a formation date on or after January 1, 2025. Early adoption is permitted.	January 1, 2025	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative	This Update incorporates into the Codification 14 of the 27 disclosures referred by the SEC in Release No. 33‐10532, Disclosure Update and Simplification. This Update clarifies and improves the disclosure and presentation requirements of a variety of Topics in the Codification to align with the SEC's regulations.	The date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective.	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.
ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures	The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.	January 1, 2025	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2023, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 13 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be on the balances as of September 30, 2024 compared to December 31, 2023.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 6 through 8 for additional information regarding forward-looking statements.
CORPORATE PROFILE
Regions is a financial holding company headquartered in Birmingham, Alabama operating in the South, Midwest and Texas. In addition, Regions operates several offices delivering specialty capabilities in New York, Washington D.C., Chicago, Salt Lake City, and other locations nationwide. Regions provides financial solutions for a wide range of clients including retail and mortgage banking services, commercial banking services and wealth and investment services. Further, Regions and its subsidiaries deliver specialty capabilities including merger and acquisition advisory services, capital markets solutions, home improvement lending and others.
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2024, Regions operated 1,261 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 11 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
THIRD QUARTER OVERVIEW
Third Quarter Results
Regions reported net income available to common shareholders of $446 million or $0.49 per diluted share in the third quarter of 2024 compared to net income available to common shareholders of $465 million or $0.49 per diluted share in the third quarter of 2023.
Net interest income (taxable-equivalent basis) totaled $1.2 billion in the third quarter of 2024, which decreased $74 million compared to the third quarter of 2023. The net interest margin (taxable-equivalent basis) was 3.54 percent in the third quarter of 2024, reflecting a 19 basis point decrease from the same period in 2023. The decreases in net interest income and net interest margin were primarily driven by increases in deposit and funding costs and partially offset by higher asset yields. Refer to the related discussion below Table 19 "Consolidated Average Daily Balances and Yield/Rate Analysis" for further detail.
The provision for credit losses totaled $113 million in the third quarter of 2024 compared to $145 million in the third quarter of 2023. The current quarter provision reflects continued signs of overall asset quality stabilization experienced during 2024. Net charge-offs totaled $117 million, or 0.48 percent of average loans, in the third quarter of 2024, compared to $101 million, or 0.40 percent in the third quarter of 2023. This increase reflected higher commercial and investor real estate net charge-offs. The allowance as a percent of total loans, net, increased to 1.79 percent at September 30, 2024, compared to 1.73 percent at December 31, 2023. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $572 million in the third quarter of 2024 compared to $566 million in third quarter of 2023. The increase was primarily driven by an increase in capital markets income, service charges on deposit accounts and investment services fee income. Non-interest income also includes $75 million in securities losses associated with portfolio repositioning executed in the third quarter of 2024. See Table 24 "Non-Interest Income" for further details.
Non-interest expense was $1.1 billion in the third quarter of 2024 which decreased $24 million compared to the third quarter of 2023. The decrease was driven by a decline in operational losses, other miscellaneous expenses and FDIC insurance assessments. The decreases were partially offset by an increase in salaries and employee benefits expense. See Table 25 "Non-Interest Expense" for further details.
Regions' effective tax rate was 19.4 percent in the third quarter of 2024 compared to 20.9 percent in the third quarter of 2023. See the "Income Taxes" section for further details.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. At September 30, 2024, Regions’ CET1 ratio was estimated to be 10.58 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for further details.
The Board authorized, on April 20, 2022, the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. During the nine months ended September 30, 2024, the Company repurchased 14 million shares of common stock totaling $290 million.
At the end of the third quarter of 2024 and subsequently after September 30, 2024, two powerful storms, Hurricanes Helene and Milton made landfall in the Southeastern United States, impacting states within the Company's footprint, especially Florida, North Carolina and South Carolina. The hurricanes caused significant flood and wind damage. Due to the proximity of the hurricanes to quarter-end and into early fourth quarter, Regions is still assessing all aspects of the impacts to business operations and customers. At this time the impacts to business operations, Regions' premises and the allowance for credit losses are expected to be immaterial.
Expectations

2024 Expectations (1)(2)
Category	Expectation
Net Interest Income (3)	Approximately $4.8 billion
Adjusted Non-Interest Income	$2.45-$2.5 billion
Adjusted Non-Interest Expense	Approximately $4.25 billion
Average Loans	stable to down modestly
Average Deposits	stable to down modestly
Net Charge-Offs / Average Loans	40-50 basis points (expect to be toward the upper end)
Effective Tax Rate	Approximately 20%
______
(1)The Company has provided forward-looking expectations with respect to certain measures on an adjusted basis, which are non-GAAP financial measures. Due to the complexity and inherent difficulty in forecasting the occurrence and the financial impact of various items that have not yet occurred, are out of the Company’s control or cannot be predicted without unreasonable effort, a reconciliation of these forward-looking non-GAAP measures to their most directly comparable GAAP financial measures has not been provided. For the same reasons, the Company is unable to address the probable significance of these items; however, such unavailable information could have a significant impact on GAAP and non-GAAP financial results. The reconciliation of these forward-looking non-GAAP financial measures to their comparable GAAP financial measures following the end of 2024 is expected to be consistent with the reconciliation of such measures presented in Table 18.
(2)Expectation for CET1 is to continue to manage consistent with current levels over the near term.
(3)Expectation for net interest income assumes stable or lower short-term interest rates; flat long-term rates held at September 30, 2024 levels.

For more information related to the Company's 2024 expectations, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-Q.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and shareholders' equity categories.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $3.7 billion from December 31, 2023 to September 30, 2024 resulting from an increase in cash balances on deposit with the Federal Reserve Bank driven primarily by FHLB advances utilized in the first nine months of 2024. Cash balances were also impacted by a decline in loans. See the "Loans", "Liquidity" and "Borrowed Funds" sections for more information.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	September 30, 2024	December 31, 2023
	(In millions)
U.S. Treasury securities	$2,046	$1,223
Federal agency securities	457	1,043
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	22,735	17,611
Commercial agency	5,433	7,822
Commercial non-agency	85	83
Corporate and other debt securities	727	1,074
	$31,485	$28,858
Debt securities held to maturity constituted approximately 9 percent of the securities portfolio at September 30, 2024. In the third quarter of 2024, the Company reclassified securities with an amortized cost, excluding items recognized in OCI, of $2.5 billion from available for sale into held to maturity to reduce the volatility in AOCI in preparation for expected, upcoming changes to regulatory guidance as discussed in the "Regulatory Requirements" section. See also Note 3 "Debt Securities" for additional information.
Debt securities available for sale, comprising 21 percent of earning assets, constituted approximately 91 percent of the securities portfolio at September 30, 2024. They are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company, as much of the portfolio is highly liquid. Additionally, some of the securities portfolio is eligible to be used as collateral for funding of various types of borrowings. See the "Liquidity" section for more information on these arrangements. Regions maintains a highly-rated securities portfolio consisting primarily of agency MBS. See Note 3 "Debt Securities" to the consolidated financial statements for additional information. Also see the "Market Risk-Interest Rate Risk" section for more information.
Debt securities increased $2.6 billion from December 31, 2023 to September 30, 2024 as the Company purchased $750 million of residential agency MBS securities with proceeds from a debt issuance in the second quarter of 2024 and an additional $1.0 billion of residential agency MBS securities and U.S Treasury securities with proceeds from a debt issuance in the third quarter of 2024 (see Table 15—Long-Term Borrowings). Additionally, three distinct securities repositioning transactions occurred over the nine months ended September 30, 2024 involving the sale of mostly shorter-duration commercial agency MBS and replacement with residential agency MBS with favorable prepayment profiles. The intent was to maintain the securities portfolio duration that would otherwise shorten naturally. In the first quarter of 2024, the Company sold approximately $1.3 billion of debt securities available for sale, realizing $50 million in pre-tax losses. In the second quarter of 2024, the Company sold approximately $983 million of debt securities available for sale, realizing $50 million in pre-tax losses. In the third quarter of 2024, the Company sold approximately $1.3 billion of debt securities available for sale, realizing $75 million in pre-tax losses. Proceeds from the sales were reinvested at higher market yields.
The average life of the debt securities portfolio at September 30, 2024 was estimated to be 5.8 years, with a duration of approximately 4.7 years. These metrics compare with an estimated average life of 5.5 years and a duration of approximately 4.5 years for the portfolio at December 31, 2023.

LOANS HELD FOR SALE
The following table presents Regions’ loans held for sale by type:
Table 2—Loans Held for Sale

	September 30, 2024	December 31, 2023
	(In millions)
Commercial	$261	$208
Residential first mortgage	248	184
Consumer and other performing	6	5
Non-performing	7	3
	$522	$400
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
LOANS
Loans, net of unearned income, represented 70 percent of interest-earning assets as of September 30, 2024. The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:
Table 3—Loan Portfolio

	September 30, 2024	December 31, 2023
	(In millions, net of unearned income)
Commercial and industrial	$49,565	$50,865
Commercial real estate mortgage—owner-occupied	4,873	4,887
Commercial real estate construction—owner-occupied	341	281
Total commercial	54,779	56,033
Commercial investor real estate mortgage	6,562	6,605
Commercial investor real estate construction	2,250	2,245
Total investor real estate	8,812	8,850
Residential first mortgage	20,125	20,207
Home equity lines	3,130	3,221
Home equity loans	2,404	2,439
Consumer credit card	1,372	1,341
Other consumer—exit portfolios	9	43
Other consumer	6,158	6,245
Total consumer	33,198	33,496
	$96,789	$98,379
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 3, explain changes in balances from year-end 2023 and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries and certain loan products. See Note 4 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional discussion. See the "Third Quarter Overview" section for details on expectations for loans in 2024.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans decreased $1.3 billion since year-end 2023, due to lower line of credit utilization and loans refinanced off the Company's balance sheet through the debt capital markets. In the nine months ended September 30, 2024, the decline in commercial and industrial loans was broad-based as shown in Table 4.
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
The following tables provide detail of Regions' commercial lending balances in selected industries.
Table 4—Commercial Industry Exposure

	September 30, 2024
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,442	$748	$2,190
Agriculture	244	123	367
Educational services	3,183	792	3,975
Energy	1,488	3,501	4,989
Financial services	8,419	9,632	18,051
Government and public sector	3,020	471	3,491
Healthcare	3,156	2,545	5,701
Information	2,340	1,154	3,494
Manufacturing	4,836	5,192	10,028
Professional, scientific and technical services	2,042	1,752	3,794
Real estate (1)	8,893	8,880	17,773
Religious, leisure, personal and non-profit services	1,579	849	2,428
Restaurant, accommodation and lodging	1,280	205	1,485
Retail trade	2,614	1,829	4,443
Transportation and warehousing	3,587	1,601	5,188
Utilities	2,414	3,585	5,999
Wholesale goods	4,137	3,331	7,468
Other (2)	105	2,050	2,155
Total commercial	$54,779	$48,240	$103,019

	December 31, 2023 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,461	$916	$2,377
Agriculture	239	208	447
Educational services	3,502	827	4,329
Energy	1,484	3,349	4,833
Financial services	7,562	8,428	15,990
Government and public sector	3,161	414	3,575
Healthcare	3,216	2,478	5,694
Information	2,791	1,250	4,041
Manufacturing	4,789	5,122	9,911
Professional, scientific and technical services	2,328	1,799	4,127
Real estate (1)	9,166	9,219	18,385
Religious, leisure, personal and non-profit services	1,562	630	2,192
Restaurant, accommodation and lodging	1,408	289	1,697
Retail trade	2,764	2,327	5,091
Transportation and warehousing	3,486	1,858	5,344
Utilities	3,044	2,732	5,776
Wholesale goods	4,006	3,768	7,774
Other (2)	64	1,511	1,575
Total commercial	$56,033	$47,125	$103,158
_______
(1)"Real estate" includes REITs, which are unsecured commercial and industrial products that are real estate related. This portfolio, which accounts for approximately 17 percent and 18 percent of the total commercial exposure at September 30, 2024 and December 31, 2023, respectively, is well diversified, generally has low leverage with strong access to liquidity, and the REITs included in this portfolio are primarily investment or near investment grade.
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans decreased $38 million in comparison to year-end 2023 balances.
The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following table provides detail of these loans:
Table 5— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	September 30, 2024
	Loan Balance	Percent of Total (1)
	(In millions)
Residential homebuilders	$1,166	7.5%
Apartments	4,243	27.5%
Industrial	2,233	14.5%
Data center	406	2.6%
Diversified	1,871	12.1%
Business offices	1,555	10.1%
Residential land	67	0.4%
Retail	1,369	8.9%
Healthcare	1,168	7.6%
Hotel	798	5.2%
Commercial land	19	0.1%
Self Storage	272	1.8%
Other	263	1.7%
Total (2)	$15,430	100%
_______
(1)Amounts calculated based on whole dollar values.
(2)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.
Included within Table 5 above, the multi-family (listed as apartments), business offices, and senior housing (listed as healthcare) portfolios are considered portfolios of interest due to conditions such as inflationary pressures, higher interest rates, and adverse underlying market fundamentals resulting in rising vacancies and reductions in net effective rents. However, the level of heightened systemic risk for the multi-family and senior housing portfolios has started to decline since the second quarter of 2024. Additionally, within the commercial portfolio, the trucking sector of the transportation and warehousing portfolio is also considered a portfolio of interest as trucking companies have been working through the most prolonged downturns in the U.S. domestic freight market. Recent and future rate cuts should ease pressure on borrowers across the entire loan portfolio. See Table 6 below for more details on these portfolios, as well as the allowance discussion following Table 9 .
Table 6— Portfolios of Interest

	As of and for the Nine Months Ended September 30, 2024
	Office (1)	Multi-Family	Senior Housing (2)	Trucking
	(dollars in millions)
Commitments	$1,653	$6,701	$1,291	$1,862
Loan balance	$1,555	$4,243	$1,126	$1,418
Loan balance as a percent of total loans	1.6%	4.4%	1.2%	1.5%
Non-performing loans	$225	$—	$62	$61
Charge-offs	$9	$—	$8	$24
Related allowance for credit losses to loans	6.8%	1.8%	3.4%	4.4%
___
(1) Approximately 90 percent of the office portfolio was secured, with approximately 62 percent of secured balances located in the South region of the U.S of which 91% was Class A properties. Additionally, the IRE office portfolio had a weighted-average LTV of approximately 66 percent at September 30,

2024, based upon appraisal at origination or most recent received, and a stressed weighted-average LTV of approximately 88 percent as of October 4, 2024, based upon GreenStreet's Commercial Property Price Index. No new loan originations are currently being contemplated in this portfolio.
(2) Senior housing herein represents the CRE portfolio and excludes approximately $135 million in non-real estate commercial loans in the senior housing sector. There has been limited new client activity in this sector for several years.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased $91 million in comparison to year-end 2023 balances, as payoffs and paydowns continue to outpace production. Substantially all of this portfolio was originated through Regions' branch network.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of September 30, 2024. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 7—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2024	$23	0.75%	$15	0.47%	$38
2025	73	2.34%	75	2.38%	148
2026	104	3.33%	110	3.51%	214
2027	263	8.41%	217	6.94%	480
2028	252	8.05%	165	5.28%	417
2029-2033	605	19.33%	860	27.46%	1,465
2034-2038	89	2.84%	185	5.91%	274
>=2039	7	0.22%	7	0.22%	14
Revolving Loans Converted to Amortizing	48	1.52%	32	1.04%	80
Total	$1,464	46.79%	$1,666	53.21%	$3,130
Home Equity Loans
Home equity loans are also secured by a first or second mortgage on the borrower's residence, are primarily originated as amortizing loans, and allow customers to borrow against the equity in their homes. Substantially all of this portfolio was originated through Regions’ branch network.
Consumer Credit Quality Data
The Company calculates an estimate of the current value of property secured as collateral for both residential first mortgage and home equity lending products (“current LTV”). The estimate is based on home price indices compiled by a third party that is updated typically every three months. The third party data indicates trends for MSAs. Regions uses the third party valuation trends from the MSAs in the Company's footprint in its estimate. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.
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

Table 8—Estimated Current Loan to Value Ranges

	September 30, 2024
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$44	$—	$—	$1	$—
Above 80% - 100%	1,764	2	2	7	8
80% and below	17,985	1,447	1,652	1,925	460
Data not available	332	15	12	2	1
	$20,125	$1,464	$1,666	$1,935	$469

	December 31, 2023
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:					`
Above 100%	$57	$2	$—	$2	$—
Above 80% - 100%	1,822	3	2	5	7
80% and below	17,981	1,567	1,619	2,055	365
Data not available	347	15	13	5	—
	$20,207	$1,587	$1,634	$2,067	$372
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
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $87 million from year-end 2023 driven by a slight decline in consumer home improvement lending.
Regions considers factors such as periodic updates of FICO scores, unemployment, and home prices as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for most consumer loans. For more information on credit quality indicators refer to Note 4 "Loans and the Allowance for Credit Losses".
ALLOWANCE
The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments includes items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance totaled $1.7 billion at September 30, 2024 and December 31, 2023, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios.
The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of September 30, 2024. The unemployment rate is the most significant macroeconomic factor among the allowance models and is expected to remain relatively consistent over the forecast period.
Table 9— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		September 30, 2024
	3Q2024	4Q2024	1Q2025	2Q2025	3Q2025	4Q2025	1Q2026	2Q2026	3Q2026
Unemployment rate	4.2%	4.2%	4.3%	4.3%	4.4%	4.4%	4.3%	4.3%	4.2%
Real GDP, annualized % change	1.8%	1.9%	2.0%	1.8%	2.1%	2.3%	2.2%	2.1%	1.9%
HPI, year-over-year % change	3.4%	2.7%	2.5%	2.5%	2.4%	2.5%	2.5%	2.5%	2.6%
CPI, year-over-year % change	2.6%	2.4%	2.1%	2.0%	2.4%	2.5%	2.5%	2.4%	2.4%

In deriving any forecast, Regions benchmarks its internal forecast with external forecasts and external data available. Regions' September 2024 baseline forecast showed some deterioration compared to the June 2024 forecast. Job and wage growth are slowing, but growth in labor earnings is expected to continue to outpace inflation. The trend rate of job growth is slowing, but thus far this has been a function of a slowing rate of hiring as opposed to an increasing rate of layoffs. Regions' baseline forecast anticipates further deceleration in the rate of job growth in the months ahead. The labor force participation rate has risen, which has contributed to an increase in the unemployment rate, but the participation rate is nonetheless expected to remain below pre-pandemic norms, which will limit further increases in the unemployment rate over the forecast horizon. Growth in consumer spending is slowing, but this reflects growth in spending becoming realigned with income growth after the pandemic-related distortions in spending patterns over the past few years. Business investment in machinery and equipment, as well as intellectual property products, is expected to grow at a slow but steady rate over the coming quarters; sustained growth in these areas is necessary to support faster growth in labor productivity over time. Core inflation is expected to slow further but remain above the FOMC's 2.0 percent target rate through 2025. The risks to the baseline forecast are considered to be balanced.
Credit metrics are monitored throughout each quarter in order to understand external macro-views, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. In the third quarter of 2024, overall asset quality continued show signs of stabilization. Commercial and investor real estate criticized balances decreased approximately $171 million, which included a slight increase in classified balances of $98 million compared to the second quarter of 2024. Non-performing loans, excluding held for sale, decreased approximately $26 million compared to the second quarter of 2024. The decreases in criticized and non-performing loans were primarily due to upgrades and payoffs across several categories. Total net charge-offs increased by 6 basis points to 0.48 percent of average loans compared to the second quarter of 2024, driven by one large investor real estate borrower. See Table 12 for more details regarding non-performing assets.
While it is the intent of Regions' quantitative allowance methodologies to reflect all risk factors, including incremental risk in portfolios identified as under stress, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. In the third quarter of 2024, the general imprecision remained stable.
Based upon the factors discussed above, the September 30, 2024 allowance remained relatively stable compared to the second quarter of 2024. Based on the overall analysis performed, management deemed an allowance of $1.7 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of September 30, 2024.
Details regarding the allowance and net charge-offs, including an analysis of activity from previous year's totals, are included in Table 10 "Allowance for Credit Losses". Net charge-offs increased $74 million year-over-year, primarily driven by increases in commercial and industrial and commercial investor real estate mortgage net charge-offs. As noted, economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics in 2024 and beyond. See the "Third Quarter Overview" section for details on expectations for net charge-offs in 2024.
Table 10—Allowance for Credit Losses

	Nine Months Ended September 30
	2024	2023
	(Dollars in millions)
Allowance for loan losses at January 1	$1,576	$1,464
Cumulative effect from change in accounting guidance (1)	—	(38)
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	1,576	1,426

Loans charged-off:
Commercial and industrial	192	154
Commercial real estate mortgage—owner-occupied	2	1
Commercial investor real estate mortgage	17	—
Residential first mortgage	1	1
Home equity lines	3	3
Home equity loans	—	1
Consumer credit card	47	38
Other consumer—exit portfolios	1	11
Other consumer	144	132
	407	341

	Nine Months Ended September 30
	2024	2023
Recoveries of loans previously charged-off:
Commercial and industrial	31	43
Commercial real estate mortgage—owner-occupied	1	1
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	2	—
Residential first mortgage	3	1
Home equity lines	5	6
Home equity loans	—	1
Consumer credit card	6	6
Other consumer—exit portfolios	1	2
Other consumer	18	16
	68	76
Net charge-offs (recoveries):
Commercial and industrial	161	111
Commercial real estate mortgage—owner-occupied	1	—
Commercial real estate construction—owner-occupied	(1)	—
Commercial investor real estate mortgage	15	—
Residential first mortgage	(2)	—
Home equity lines	(2)	(3)
Consumer credit card	41	32
Other consumer—exit portfolios	—	9
Other consumer	126	116
	339	265
Provision for loan losses	370	386
Allowance for loan losses at September 30	1,607	1,547
Reserve for unfunded credit commitments at January 1	124	118
Provision for (benefit from) unfunded credit losses	(3)	12
Reserve for unfunded credit commitments at September 30	121	130
Allowance for credit losses at September 30	$1,728	$1,677
Loans, net of unearned income, outstanding at end of period	$96,789	$98,942
Average loans, net of unearned income, outstanding for the period	$97,246	$98,220

Net loan charge-offs (recoveries) as a % of average loans, annualized (2):
Commercial and industrial	0.43%	0.29%
Commercial real estate mortgage—owner-occupied	0.03%	0.01%
Commercial real estate construction—owner-occupied	(0.24)%	(0.11)%
Total commercial	0.39%	0.26%
Commercial investor real estate mortgage	0.30%	—%
Commercial investor real estate construction	—%	(0.01)%
Total investor real estate	0.22%	(0.01)%
Residential first mortgage	(0.01)%	—%
Home equity lines	(0.10)%	(0.12)%
Home equity loans	(0.02)%	(0.01)%
Consumer credit card	4.07%	3.44%
Other consumer—exit portfolios	(3.72)%	2.78%
Other consumer	2.73%	2.61%
Total consumer	0.65%	0.63%
Total	0.47%	0.36%
Ratios (2):
Allowance for credit losses at end of period to loans, net of unearned income	1.79%	1.70%
Allowance for loan losses to loans, net of unearned income	1.66%	1.56%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	210%	261%
Allowance for loan losses to non-performing loans, excluding loans held for sale	196%	241%
_______
(1)See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
(2)Amounts have been calculated using whole dollar values.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 11—Allowance Allocation

	September 30, 2024			December 31, 2023
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)
Commercial and industrial	$49,565	$701	1.41%	$50,865	$697	1.37%
Commercial real estate mortgage—owner-occupied	4,873	109	2.24	4,887	110	2.25
Commercial real estate construction—owner-occupied	341	10	2.93	281	7	2.38
Total commercial	54,779	820	1.50	56,033	814	1.45
Commercial investor real estate mortgage	6,562	198	3.01	6,605	169	2.56
Commercial investor real estate construction	2,250	43	1.90	2,245	36	1.63
Total investor real estate	8,812	241	2.73	8,850	205	2.32
Residential first mortgage	20,125	104	0.52	20,207	100	0.50
Home equity lines	3,130	80	2.57	3,221	80	2.49
Home equity loans	2,404	26	1.07	2,439	23	0.94
Consumer credit card	1,372	138	10.03	1,341	138	10.24
Other consumer—exit portfolios	9	—	4.05	43	1	3.09
Other consumer	6,158	319	5.18	6,245	339	5.43
Total consumer	33,198	667	2.01	33,496	681	2.03
Total	$96,789	$1,728	1.79%	$98,379	$1,700	1.73%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of September 30, 2024 and December 31, 2023:
Table 12—Non-Performing Assets

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$430	$471
Commercial real estate mortgage—owner-occupied	43	36
Commercial real estate construction—owner-occupied	6	8
Total commercial	479	515
Commercial investor real estate mortgage	287	233
Total investor real estate	287	233
Residential first mortgage	23	22
Home equity lines	26	29
Home equity loans	6	6
Total consumer	55	57
Total non-performing loans, excluding loans held for sale	821	805
Non-performing loans held for sale	7	3
Total non-performing loans(1)	828	808
Foreclosed properties	17	15
Total non-performing assets(1)	$845	$823
Accruing loans 90+ days past due:
Commercial and industrial	3	11
Commercial real estate mortgage—owner-occupied	1	—
Total commercial	4	11
Commercial investor real estate mortgage	40	23
Total investor real estate	40	23
Residential first mortgage(2)	75	61
Home equity lines	16	20
Home equity loans	7	7
Consumer credit card	19	20
Other consumer	22	29
Total consumer	139	137
Total accruing loans 90+ days past due	$183	$171
Non-performing loans(1) to loans and non-performing loans held for sale	0.86%	0.82%
Non-performing loans, excluding loans held for sale(1) to loans	0.85%	0.82%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.87%	0.84%
_________
(1)Excludes accruing loans 90+ days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90+ days or more past due guaranteed loans excluded were $46 million at September 30, 2024 and $34 million at December 31, 2023.
Non-performing loans at September 30, 2024 increased $20 million as compared to year-end 2023 levels. The same economic trends that impact net charge-offs, as discussed above, will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

The following tables provide an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 13— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Nine Months Ended September 30, 2024
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$515	$233	$57	$805
Additions	485	164	—	649
Net payments/other activity	(280)	(92)	(2)	(374)
Return to accrual	(21)	—	—	(21)
Charge-offs on non-accrual loans(2)	(187)	(17)	—	(204)
Transfers to held for sale(3)	(9)	(1)	—	(10)
Net loan sales	(24)	—	—	(24)
Balance at end of period	$479	$287	$55	$821

	Non-Accrual Loans, Excluding Loans Held for Sale for the Nine Months Ended September 30, 2023
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$382	$53	$65	$500
Additions	400	123	1	524
Net payments/other activity	(111)	(7)	(7)	(125)
Return to accrual	(104)	—	—	(104)
Charge-offs on non-accrual loans(2)	(148)	—	—	(148)
Transfers to held for sale(3)	(5)	—	—	(5)
Balance at end of period	$414	$169	$59	$642
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
GOODWILL
Goodwill totaled $5.7 billion at both September 30, 2024 and December 31, 2023. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 for the methodologies and assumptions used in the goodwill impairment analysis.
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

The following table summarizes deposits by category and by segment:
Table 14—Deposits by Category and by Segment

	September 30, 2024	December 31, 2023
	(In millions)
Non-interest-bearing demand	$39,698	$42,368
Interest-bearing checking	23,704	24,480
Savings	12,085	12,604
Money market—domestic	35,205	33,364
Time deposits	15,684	14,972
	$126,376	$127,788

Consumer Bank segment	$78,858	$80,031
Corporate Bank segment	36,955	36,883
Wealth Management segment	7,520	7,694
Other(1)	3,043	3,180
	$126,376	$127,788
____
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, Eurodollar trade deposits, selected deposits and brokered time deposits). Other deposits include brokered deposits totaling $2.3 billion at September 30, 2024 and $2.4 billion at December 31, 2023.
Total deposits at September 30, 2024 decreased approximately $1.4 billion across most segments and categories compared to year-end 2023 levels due to seasonal consumer spending patterns. Slight growth in corporate deposits was overcome by declines in all other segments. As expected, the pace of deposit remixing from non-interest-bearing into interest-bearing products has continued to slow during 2024. Furthermore, competitive rates declined ahead of the 50 basis point reduction in the Fed funds rate late in the third quarter of 2024.
Regions' deposits are granular and diversified including insured and collateralized deposits, with consumer deposits making up more than 62 percent of the total deposit base. Furthermore, corporate deposits include those that are operational in nature (where the primary use is certain operational services such as clearing, custody, payments or other cash management activities). A significant amount of the Company's deposit base is insured by the FDIC or collateralized, with approximately $9.8 billion in deposits collateralized in public funds or in trusts at September 30, 2024. The amount of estimated uninsured deposits totaled $48.9 billion at September 30, 2024, therefore over 60 percent of total deposits were insured by the FDIC. The granularity of the Company's deposits was evidenced by an average deposit account balance of approximately $18 thousand at September 30, 2024. The estimates of uninsured deposits and average account size were based on methodologies used in the Company's Call Report, which is prepared on an unconsolidated bank basis.
See the "Third Quarter Overview" section for details on expectations for deposits in 2024. See also the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion.
BORROWED FUNDS
Short-Term Borrowings
Short-term borrowings, which primarily consist of FHLB advances, were $1.5 billion at September 30, 2024, and there were no short-term borrowings outstanding at December 31, 2023. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a portion of Regions' funding strategy. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.

Table 15—Long-Term Borrowings

	September 30, 2024	December 31, 2023
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$749	$747
1.80% senior notes due August 2028	647	646
5.722% senior notes due June 2030(1)	746	—
5.502% senior notes due September 2035(2)	994	—
7.75% subordinated notes due September 2024	—	100
6.75% subordinated debentures due November 2025	151	153
7.375% subordinated notes due December 2037	299	298
Valuation adjustments on hedged long-term debt	(68)	(112)
	3,518	1,832
Regions Bank:
FHLB advances	2,000	—
6.45% subordinated notes due June 2037	496	496
Other long-term debt	2	2
	2,498	498
Total consolidated	$6,016	$2,330
____
(1) On June 6, 2029, the Notes will bear floating rate interest equal to Compounded SOFR plus 1.49%.
(2) On September 6, 2034, the Notes will bear floating rate interest equal to Compounded SOFR plus 2.06%.
Long-term borrowings increased by approximately $3.7 billion from year-end 2023 due to the use of FHLB advances and debt issuances during the second and third quarters of 2024.
On June 3, 2024, Regions issued $750 million of 5.722% fixed rate to floating rate senior notes due June 2030. The notes will initially bear interest at 5.722% per annum and, commencing on June 6, 2029 in conjunction with the call date, the notes will bear interest at a floating rate per annum equal to Compounded SOFR plus 1.49%.
On September 3, 2024, Regions issued $1.0 billion of 5.502% fixed rate to floating rate senior notes due September 2035. The notes will initially bear interest at 5.502% per annum and, commencing on September 6, 2034 in conjunction with the call date, the notes will bear interest at a floating rate per annum equal to Compounded SOFR plus 2.06%.
In the third quarter of 2024, the Company's 7.75% subordinated notes matured.
Funding from the FHLB and Federal Reserve Bank is secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and Federal Reserve Bank. As of September 30, 2024, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $93.3 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB and Federal Reserve Bank is contingent on a subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
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
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022 and will conclude in the first quarter of 2025. At September 30, 2024, the net impact of the addback on CET1 was approximately $102 million or approximately 8 basis points.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income" to the consolidated financial statements for further details regarding CCAR results.

The following table summarizes the applicable holding company and bank regulatory requirements:
Table 16—Regulatory Capital Requirements

	September 30, 2024 Ratio(1)	December 31, 2023 Ratio	Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized

Common equity Tier 1 capital:
Regions Financial Corporation	10.58%	10.26%	4.50%	7.00%	N/A
Regions Bank	11.63	11.22	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	11.95%	11.57%	6.00%	8.50%	6.00%
Regions Bank	11.63	11.22	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	13.87%	13.35%	8.00%	10.50%	10.00%
Regions Bank	13.28	12.74	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	9.82%	9.72%	4.00%	4.00%	N/A
Regions Bank	9.58	9.44	4.00	4.00	5.00
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
Table 17—Credit Ratings

As of September 30, 2024
	S&P	Moody’s	Fitch	DBRS (1)
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa1	A-	A
Subordinated debt	BBB	Baa1	BBB+	WR
Regions Bank
Short-term	A-2	P-1	F1	R-1M
Long-term bank deposits	N/A	A1	A	AH
Senior unsecured debt	A-	Baa1	A-	AH
Subordinated debt	BBB+	Baa1	BBB+	A
Outlook	Stable	Stable	Stable	Stable
____
(1) As of March 31, 2024, DBRS withdrew their rating on Regions Financial Corporations' subordinated debt.

On September 16, 2024, Moody's affirmed the Company's senior unsecured debt rating and revised its outlook to stable from negative citing its very strong deposit franchise, sound profitability and conservative asset risk profile.
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
SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $18.7 billion at September 30, 2024 as compared to $17.4 billion at December 31, 2023. During the nine months ended September 30, 2024, net income increased shareholders' equity by $1.4 billion, cash dividends on common stock reduced shareholders' equity by $669 million, and cash dividends on preferred stock reduced shareholders' equity by $78 million. Changes in AOCI increased shareholders' equity by $918 million, primarily due to available for sale securities and derivative instruments as a result of changes in market interest rates during the nine months ended September 30, 2024. During the third quarter of 2024, the Company issued Series F preferred stock, which increased shareholders' equity by $489 million and redeemed all of the outstanding shares of it's Series B preferred stock, which decreased shareholders' equity by $500 million. Common stock repurchased during the nine months ended September 30, 2024 decreased shareholders' equity by $290 million. These shares were immediately retired upon repurchase and therefore were not included in treasury stock. The cumulative effect from the adoption of new accounting guidance related to the accounting for tax credit investments decreased shareholders' equity by $5 million.
Subsequent to September 30, 2024, the Company purchased 2.2 million shares for approximately $52 million through November 4, 2024. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Total equity included noncontrolling interest of $51 million and $64 million at September 30, 2024 and December 31, 2023, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at September 30, 2024 and December 31, 2023.
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
Table 18—GAAP to Non-GAAP Reconciliations

		Three Months Ended September 30		Nine Months Ended September 30
		2024	2023	2024	2023
		(Dollars in millions)
ADJUSTED EXPENSES AND REVENUES(1)
Non-interest expense (GAAP)	A	$1,069	$1,093	$3,204	$3,231
Adjustments:
Other miscellaneous expenses(2)		—	—	37	—
Professional, legal and regulatory expenses		(1)	—	(3)	—
FDIC insurance special assessment(3)		4	—	(18)	—
Branch consolidation, property and equipment charges		—	(1)	(2)	(4)
Salaries and employee benefits—severance charges		(3)	(3)	(20)	(3)
Adjusted non-interest expense (non-GAAP)	B	$1,069	$1,089	$3,198	$3,224
Net interest income (GAAP)	C	$1,218	$1,291	$3,588	$4,089
Taxable-equivalent adjustment (GAAP)		12	13	37	38
Net interest income, taxable-equivalent basis (GAAP)	D	$1,230	$1,304	$3,625	$4,127
Non-interest income (GAAP)	E	$572	$566	$1,680	$1,676
Adjustments:
Securities (gains) losses, net		78	1	178	3
Leveraged lease termination gains		—	—	—	(1)
Adjusted non-interest income (non-GAAP)	F	$650	$567	$1,858	$1,678
Total revenue (GAAP)	C+E=G	$1,790	$1,857	$5,268	$5,765
Adjusted total revenue (non-GAAP)	C+F=H	$1,868	$1,858	$5,446	$5,767
Total revenue, taxable-equivalent basis (GAAP)	D+E=I	$1,802	$1,870	$5,305	$5,803
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=J	$1,880	$1,871	$5,483	$5,805
_________
(1)See the "Third Quarter Overview" for expectations for adjusted non-interest expense and non-interest income.
(2)In the second quarter of 2024, the Company had a contingent reserve release related to a previous acquisition.
(3)The third quarter 2024 amount reflects a reduction to the Company's FDIC special assessment accrual.

Table 19 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 19—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended September 30
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	5.44%	$1	$—	5.32%
Debt securities (2)(3)	32,252	241	2.98	31,106	185	2.38
Loans held for sale	642	11	6.56	910	14	5.99
Loans, net of unearned income (4)(5)	97,040	1,475	6.02	98,785	1,475	5.91
Interest-bearing deposits in other banks	6,682	92	5.52	6,374	90	5.56
Other earning assets	1,456	13	3.58	1,465	15	4.09
Total earning assets	138,073	1,832	5.26	138,641	1,779	5.08
Unrealized gains/(losses) on securities available for sale, net (2)	(2,213)			(3,626)
Allowance for loan losses	(1,629)			(1,526)
Cash and due from banks	2,822			2,165
Other non-earning assets	17,614			17,830
	$154,667			$153,484
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,183	4	0.13	$13,715	4	0.12
Interest-bearing checking	23,599	98	1.64	22,499	74	1.31
Money market	35,051	247	2.80	32,146	179	2.20
Time deposits	15,427	158	4.09	12,112	110	3.59
Total interest-bearing deposits (6)	86,260	507	2.34	80,472	367	1.81
Federal funds purchased and securities sold under agreements to repurchase	22	—	4.40	8	—	5.46
Short-term borrowings	641	10	5.42	2,794	39	5.48
Long-term borrowings	5,351	85	6.28	4,295	69	6.31
Total interest-bearing liabilities	92,274	602	2.59	87,569	475	2.15
Non-interest-bearing deposits (6)	39,690	—	—	44,748	—	—
Total funding sources	131,964	602	1.81	132,317	475	1.42
Net interest spread (2)			2.67			2.93
Other liabilities	4,623			4,677
Shareholders’ equity	18,047			16,468
Noncontrolling interest	33			22
	$154,667			$153,484
Net interest income /margin on a taxable-equivalent basis (7)		$1,230	3.54%		$1,304	3.73%

(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $3 million for the three months ended September 30, 2024 and zero for the three months ended September 30, 2023.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $110 million and $82 million for the three months ended September 30, 2024 and 2023, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $36 million and $31 million for the three months ended September 30, 2024 and 2023, respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equaled 1.60% and 1.16% for the three months ended September 30, 2024 and 2023, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Nine Months Ended September 30
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	5.44%	$—	$—	—%
Debt securities (2)(3)	31,800	669	2.80	31,576	557	2.35
Loans held for sale	557	28	6.61	615	31	6.58
Loans, net of unearned income (4)(5)	97,246	4,353	5.94	98,220	4,314	5.84
Interest-bearing deposits in other banks	5,868	246	5.61	6,330	241	5.08
Other earning assets	1,414	47	4.47	1,406	41	3.94
Total earning assets	136,886	5,343	5.19	138,147	5,184	4.99
Unrealized gains/(losses) on securities available for sale, net (2)	(2,838)			(3,259)
Allowance for loan losses	(1,615)			(1,483)
Cash and due from banks	2,694			2,281
Other non-earning assets	17,871			17,762
	$152,998			$153,448
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,437	12	0.13	$14,605	13	0.12
Interest-bearing checking	24,100	303	1.68	23,383	191	1.09
Money market	34,358	713	2.77	32,077	400	1.67
Time deposits	15,386	476	4.13	9,366	202	2.88
Total interest-bearing deposits (6)	86,281	1,504	2.33	79,431	806	1.36
Federal funds purchased and securities sold under agreements to repurchase	13	—	4.83	8	—	5.30
Short-term borrowings	560	24	5.47	2,154	86	5.23
Long-term borrowings	3,790	190	6.63	3,374	165	6.48
Total interest-bearing liabilities	90,644	1,718	2.53	84,967	1,057	1.66
Non-interest-bearing deposits(6)	40,375	—	—	47,155	—	—
Total funding sources	131,019	1,718	1.75	132,122	1,057	1.07
Net interest spread (2)			2.66			3.33
Other liabilities	4,647			4,705
Shareholders’ equity	17,295			16,606
Noncontrolling interest	37			15
	$152,998			$153,448
Net interest income/margin on a taxable-equivalent basis (7)		$3,625	3.54%		$4,127	3.99%
_______
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $7 million for the nine months ended September 30, 2024 and zero for the nine months ended September 30, 2023.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $343 million and $129 million for the nine months ended September 30, 2024 and 2023, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $105 million and $93 million for the nine months ended September 30, 2024 and 2023, respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equaled 1.58% and 0.85% for the nine months ended September 30, 2024 and 2023, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.
Net interest income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Both net interest income and net interest margin are influenced by both long-term and short-term market interest rates. Both long-term and short-term rates were higher for most of the nine months ended 2024 compared to 2023. Late in the third quarter of 2024, the FOMC decreased the Fed funds rate by 50 basis points.
Net interest income (taxable-equivalent basis) and net interest margin decreased in both the third quarter and nine months ended September 30, 2024 compared to the same periods in 2023. While the pace of deposit re-mixing continued to slow in 2024, higher funding costs (which included an increase in deposit costs due to re-mixing) primarily drove the decline in net interest income and margin. Partially offsetting the increase in funding costs was higher asset yields benefiting from the maturity and continued replacement of lower-yielding, fixed-rate loans and securities. This includes the benefit of multiple distinct securities repositioning transactions that occurred in 2024. See Table 1 for additional details.
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
As of September 30, 2024, Regions evidenced a mostly balanced, or "neutral" asset/liability position, with an asset duration of approximately 2.5 years and a liability duration of approximately 2.5 years, using historically-informed approximations. The securities portfolio duration was approximately 4.7 years and is appropriate for Regions' risk profile in order to offset the long-duration deposit liabilities. While the derivative hedging portfolio has been recorded on the balance sheet at an unrealized loss, deposit value increases more than offset this loss during the rising rate cycle. The additional value of deposits in a higher rate environment is realized in the form of lower-cost funding when compared with wholesale sources. While balance sheet analysis, particularly EVE analysis, does contemplate the economic value of deposits, the estimated fair value of deposits is equal to their carrying value for certain financial statement footnote disclosures, consistent with industry practices. See Note 10 "Fair Value Measurements" to the consolidated financial statements for additional information.
Regions' net interest income profile was mostly neutral to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending September 2025. The estimated exposure associated with the rising and falling rate scenarios in Table 20 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Fed Funds rate, the interest rate on reserve balances, and SOFR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. In either scenario, it is expected that changes in funding costs and balance sheet hedging income will offset the change in asset yields, resulting in little change to net interest income.
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
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet changes in the coming 12 months. Deposit balances and mix continue to show signs of stabilization and have mostly reverted to normal historical patterns and trends. Additional deposit balance outflow of $1 billion would reduce net interest income by $18 million over 12 months in the parallel, instantaneous +100 basis point scenario in Table 20. Conversely, if an additional $1 billion is retained, a positive benefit of $18 million would be expected over 12 months in the parallel, instantaneous +100 basis point scenario in Table 20.
In rising rate scenarios only, management assumes that the mix of deposits will change versus the base case as informed by analyses of prior rate cycles. Currently, however, much of the anticipated mix shift has already occurred or is expected to occur within the baseline scenario, mitigating the amount of additional remixing in higher rate scenarios. The magnitude of the remixing shift is rate dependent and equates to approximately $1.1 billion over 12 months in the parallel, instantaneous +100 basis point scenario in Table 20. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $22 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $22 million in the parallel, instantaneous +100 basis point scenario.
The interest-bearing deposit beta is calibrated using the experience from prior rate cycles and is dynamic across both interest rate level and time. The parallel, instantaneous +100 basis point shock scenario in Table 20 incorporates an incremental beta between 40 and 45 percent when compared to the base case scenario, while the parallel, instantaneous -100 basis point shock scenario incorporates an incremental beta between 35 and 40 percent when compared to the base case scenario. Incremental deposit pricing outperformance or underperformance of 5 percent in a parallel, instantaneous 100 basis point shock would increase or decrease net interest income by approximately $43 million.
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 21 and its accompanying description.
Table 20—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income September 30, 2024(1)(2)
(in millions)
Gradual Change in Interest Rates
+ 200 basis points	$62
+ 100 basis points	32
- 100 basis points	(43)
- 200 basis points	(80)

Instantaneous Change in Interest Rates
+ 200 basis points	$(5)
+ 100 basis points	7
- 100 basis points	(37)
- 200 basis points	(71)
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
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 21—Hedging Derivatives by Interest Rate Risk Management Strategy

	September 30, 2024
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)(3)	$1,774	0.6	4.9%	4.8%
Receive fixed/pay variable swaps - borrowings and time deposits(3)	3,160	5.2	2.3%	4.2%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)(3)	$32,300	3.0	3.0%	4.5%
Interest rate options(4)	2,000	3.8
Total derivatives designated as hedging instruments	$39,234

_________
(1)Floating rates represent the most recent fixing for active derivatives and the first forward fixing for future starting derivatives.
(2)Includes forward starting notional with maturity relative to current quarter-end. For more information on notional by year, see Table 22.
(3)All floating rates are SOFR based and may include SOFR conversion spread.
(4)Interest rate options have an average cap strike of 6.22% and a floor of 1.86%.
The proceeds from the 5.502% senior notes due September 2035, which were issued in September 2024, were invested in $1.0 billion of residential agency MBS and U.S Treasury securities (see Table 1). Additionally, a $1.0 billion receive fixed, fair value swap, beginning in September 2031 and maturing in September 2034 was added to complement the duration of residential agency MBS hedge and for flexibility in liquidity management in the notes' final years prior to the call date.
In the third quarter of 2024 the Company added $1.3 billion in forward-starting swaps with a receive rate of 3.22 percent, which will become active in both July 2026 and July 2028 and mature in July 2031. The Company also added $1.2 billion in pay-fixed swaps with an average pay rate of 4.85 percent maturing in 2024.
Subsequent to September 30, 2024, the Company executed an additional $2.0 billion in forward-starting swaps with a receive rate of 3.36 percent, which will become active in July 2026 and mature 5 years from their start date. The Company also terminated $1.5 billion of pay-fixed swaps originally scheduled to mature in 2024.

The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly and annual periods. Asset hedge notional amounts mature prior to the end of 2032, with an immaterial amount of notional maturing in early 2032.
Table 22—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount
	Quarters Ended	Years Ended
	12/31/2024	2025	2026	2027	2028	2029	2030	2031

Asset Hedging Relationships:
Receive fixed/pay variable swaps	$19,019	$18,988	$17,157	$14,697	$9,981	$4,886	$4,250	$1,135
Receive variable/pay fixed swaps	1,654	300	249	15	23	23	23	23
Net receive fixed/pay variable swaps	$17,365	$18,688	$16,908	$14,682	$9,958	$4,863	$4,227	$1,112

Interest rate options	$1,500	$1,999	$2,000	$2,000	$999	$1	$—	$—
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
The following table summarizes the Company's available sources of liquidity as of September 30, 2024:
Table 23—Liquidity Sources

Availability as of September 30, 2024
(in billions)
Cash at the Federal Reserve Bank(1)	$7.9
Unencumbered investment securities(2)	25.2
FHLB borrowing availability	8.3
Federal Reserve Bank borrowing availability through the discount window	20.9
Total liquidity sources	$62.3
____
(1) Includes small in transit items that may not yet be reflected in the Fed master account closing balance.
(2) Unencumbered investment securities comprise securities that are eligible as collateral for secured transactions through market channels or are eligible to be pledged to the FHLB or the Federal Reserve Discount Window.
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At September 30, 2024, Regions had approximately $7.9 billion in cash on deposit with the Federal Reserve Bank and other depository institutions, an increase from approximately $4.2 billion at December 31, 2023, driven by FHLB utilization in order to optimize collateral and increase cash balances.
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
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of September 30, 2024, Regions had $1.5 billion in short-term FHLB borrowings, $2.0 billion in long-term FHLB borrowings and had borrowing capacity as shown in Table 23. FHLB borrowing capacity was determined based on eligible securities and loan amounts, as of September 30, 2024, that were pledged as collateral for future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions has additional borrowing availability with the Federal Reserve Bank through the discount window as shown in Table 23. Federal Reserve Bank borrowing capacity is determined based on eligible loan amounts that were pledged as collateral for future borrowing capacity. Regions also is an eligible Standing Repo Facility counterparty, which supplements Regions' available channels for monetizing unencumbered securities.
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

Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.8 billion at September 30, 2024. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
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
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management's judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. The provision for credit losses totaled $113 million and net charge-offs were $117 million during the third quarter of 2024 compared to $145 million for provision for credit losses and $101 million for net charge-offs during the third quarter of 2023. The provision for credit losses totaled $367 million and net charge-offs were $339 million for the first nine months of 2024 compared to $398 million for provision for credit losses and $265 million for net charge-offs during the first nine months of 2023. Refer to the "Allowance" section for further detail.

NON-INTEREST INCOME
Table 24—Non-Interest Income

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2024 vs. 9/30/2023
	2024	2023	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$158	$142	$16	11.3%
Card and ATM fees	118	126	(8)	(6.3)%
Capital markets income	92	64	28	43.8%
Investment management and trust fee income	85	79	6	7.6%
Mortgage income	36	28	8	28.6%
Investment services fee income	43	33	10	30.3%
Commercial credit fee income	28	24	4	16.7%
Bank-owned life insurance	28	20	8	40.0%
Market value adjustments on employee benefit assets	13	4	9	225.0%
Securities gains (losses), net	(78)	(1)	(77)	NM
Other miscellaneous income	49	47	2	4.3%
	$572	$566	$6	1.1%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2024 vs. 9/30/2023
	2024	2023	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$457	$449	$8	1.8%
Card and ATM fees	354	377	(23)	(6.1)%
Capital markets income	251	174	77	44.3%
Investment management and trust fee income	249	232	17	7.3%
Mortgage income	111	78	33	42.3%
Investment services fee income	120	102	18	17.6%
Commercial credit fee income	83	78	5	6.4%
Bank-owned life insurance	81	56	25	44.6%
Market valuation adjustments on employee benefit assets	30	3	27	NM
Securities gains (losses), net	(178)	(3)	(175)	NM
Other miscellaneous income	122	130	(8)	(6.2)%
	$1,680	$1,676	$4	0.2%
_______
NM - Not Meaningful
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, treasury management fees and other customer transaction-related service charges. Service charges increased modestly in the three and nine months ended September 30, 2024 compared to the same periods in 2023, driven by an increase in fees from treasury management services. Partially offsetting the increase in the nine months ended 2024 was a decline in overdraft fees as a result of recent overdraft-related policy enhancements.
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
Card and ATM Fees
Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. Card and ATM fees decreased in both the three and nine months ended September 30, 2024 compared to the same periods in 2023, driven by a decline in foreign ATM revenue due to elimination of balance inquiry fees in February 2024, as well as credit card rewards liability adjustments combined with higher trending rewards utilization.
Capital Markets Income
Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income increased in the three and nine months ended September 30, 2024 compared to the same periods in 2023, driven primarily by less negative credit/debit valuation adjustments due to rate and spread movements, and increased securities underwriting and placement fees. The nine months ended September 30, 2024 also benefited from increased real estate transactions.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increases in mortgage income in the three and nine months ended September 30, 2024 compared to the same periods in 2023 were due primarily to an increase in servicing income due to bulk purchases of the rights to service $6.2 billion of residential mortgage loans in the third quarter of 2023 and $8 billion of residential mortgage loans at the end of the first quarter of 2024.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased in the three and nine months ended September 30, 2024 compared to the same periods in 2023 due to strong advisor production.
Bank-owned Life Insurance
Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Bank-owned life insurance income increased during the three and nine months ended September 30, 2024 compared to the same periods in 2023 driven primarily by increased claim volume.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. The adjustments are offset in salaries and benefits and other non-interest expense.
Securities Gains (Losses)
Net securities gains (losses) primarily result from the Company's asset/liability and capital management processes. In the first nine months of 2024, the Company sold debt securities and reinvested the proceeds at higher current market yields, incurring $175 million in total pre-tax losses. See Table 1 "Debt Securities" for more information. An additional $3 million in losses was incurred associated with the sale of certain employee benefit assets.

Table 25—Non-Interest Expense

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2024 vs. 9/30/2023
	2024	2023	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$645	$589	$56	9.5%
Equipment and software expense	101	107	(6)	(5.6)%
Net occupancy expense	69	72	(3)	(4.2)%
Outside services	41	39	2	5.1%
Marketing	28	26	2	7.7%
Professional, legal and regulatory expenses	21	27	(6)	(22.2)%
Credit/checkcard expenses	14	16	(2)	(12.5)%
FDIC insurance assessments	17	27	(10)	(37.0)%
Visa class B shares expense	17	5	12	240.0%
Operational losses	19	75	(56)	(74.7)%
Branch consolidation, property and equipment charges	—	1	(1)	(100.0)%
Other miscellaneous expenses	97	109	(12)	(11.0)%
	$1,069	$1,093	$(24)	(2.2)%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2024 vs. 9/30/2023
	2024	2023	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,912	$1,808	$104	5.8%
Equipment and software expense	302	310	(8)	(2.6)%
Net occupancy expense	211	218	(7)	(3.2)%
Outside services	120	120	—	—%
Marketing	82	79	3	3.8%
Professional, legal and regulatory expenses	74	66	8	12.1%
Credit/checkcard expenses	43	45	(2)	(4.4)%
FDIC insurance assessments	89	81	8	9.9%
Visa class B shares expense	26	22	4	18.2%
Operational losses	79	183	(104)	(56.8)%
Branch consolidation, property and equipment charges	2	4	(2)	(50.0)%
Other miscellaneous expenses	264	295	(31)	(10.5)%
	$3,204	$3,231	$(27)	(0.8)%
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased in the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to an increase in incentives, base salaries, and benefits expenses. The increase was also driven by an increase in market valuation adjustments on employee benefit assets that are offset in non-interest income. Salaries and employee benefits expense in the nine months ended 2024 was also impacted by an increase in severance costs. Full-time equivalent headcount decreased to 19,560 at September 30, 2024 from 20,257 at September 30, 2023.
Professional, Legal and Regulatory Expenses
Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal, and regulatory expenses decreased in the three months ended September 30, 2024 compared to the same period in 2023 due to a decline in other professional fees. Professional, legal and regulatory expenses increased in the nine months ended September 30, 2024 compared to the same period in 2023 due to accruals for legal and regulatory matters in the first quarter of 2024.
FDIC Insurance Assessments
FDIC insurance assessments decreased in the three months ended September 30, 2024 as compared to the same period in 2023 primarily resulting from a $4 million reduction in the FDIC special assessment accrual (discussed below) and favorability in the base assessment which was driven by higher levels of unsecured debt and cash as well as lower exposures in higher risk assets. FDIC insurance assessments increased in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily resulting from the special assessment, offset by favorability in the base assessment.

Federal law requires that any losses to the FDIC’s DIF related to the protection of uninsured depositors under the Systemic Risk Exception be repaid by a special assessment on IDIs. In the fourth quarter of 2023, the FDIC finalized a special assessment related to the two March 2023 bank failures, which was required to be recognized as the accrual of a liability and related expense in the fourth quarter of 2023 pursuant to accounting guidance. In late February 2024, the FDIC published revised loss estimates related to the failures, increasing the estimated loss to the DIF. Regions adjusted the special assessment accrual by $18 million during the first quarter of 2024. Based on updated information in invoices received from the FDIC, Regions recorded an additional $4 million during the second quarter of 2024 and a reduction of $4 million in the third quarter of 2024.
The total assessment is to be paid in ten quarterly installments that began with the invoice for the first quarter of 2024 received in June 2024 and should be deductible for income taxes.
Visa Class B shares Expense
Visa class B shares expense is associated with previously sold shares. The Visa class B shares have restrictions tied to finalization of certain covered litigation. Visa class B shares expense increased in the three months ended September 30, 2024 compared to the same period in 2023 due to an expense of $14 million recognized in the third quarter of 2024 for the Company's proportionate share of the escrow funding related to the ongoing covered litigation.
Operational Losses
Operational losses include losses related to fraud, execution, delivery and process management, and damage to physical assets. Operational losses decreased in the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to check fraud that occurred in the second and third quarters of 2023.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses decreased in the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to lower pension related costs. Other miscellaneous expenses in the nine months ended September 30, 2024 also includes a reduction for a contingent reserve release in the second quarter of 2024 related to a prior acquisition.
INCOME TAXES
The Company’s income tax expense for the three months ended September 30, 2024 was $118 million compared to $129 million for the three months ended September 30, 2023, resulting in effective tax rates of 19.4 percent and 20.9 percent, respectively. The Company’s income tax expense for the nine months ended September 30, 2024 was $338 million compared to $453 million for the nine months ended September 30, 2023, resulting in effective tax rates of 19.9 percent and 21.2 percent, respectively. The decreases in the effective tax rates for the periods in 2024 were primarily due to expectations of lower pre-tax income in 2024 as compared to 2023, causing tax preferential items to have a more favorable impact as well as increased tax benefits in relation to bank owned life insurance and investments in affordable housing. See the "Third Quarter Overview" section for the Company's expectations for the 2024 effective tax rate.
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
At September 30, 2024, the Company reported a net deferred tax asset of $396 million compared to $741 million at December 31, 2023. The change in the net deferred tax position was due primarily to the deferred tax impact of decreases in unrealized losses on securities for sale and derivative instruments arising during the nine months ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information presented in the "Market Risk" section of Part 1, Item 2 is incorporated herein by reference.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2024, there were no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

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
The following table presents information regarding issuer purchases of equity securities during the third quarter of 2024. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1-31, 2024	—	$—	—	$2,047,022,869
August 1-31, 2024	645,026	$23.25	645,026	$2,032,016,432
September 1-30, 2024	3,775,802	$22.51	3,775,802	$1,946,978,804
Total Third Quarter	4,420,828	$22.62	4,420,828	$1,946,978,804
_____
(1) Average price paid does not reflect the 1 percent excise tax charged on public company share repurchases.

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on June 5, 2020.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by registrant on May 3, 2021.

3.5	Certificate of Designations, incorporated by reference to Exhibit 3.6 on the Form 8-A filed by registrant on July 26, 2024.

3.6	By-Laws as amended and restated, incorporated by reference to Exhibit 3.2 to the Form 8-K filed by registrant on October 18, 2023.

3.7	Certificate of Elimination, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on September 17, 2024.

10.1	Regions Financial Corporation Financial Restatement Compensation Recoupment Policy (Amended and Restated as of October 15, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: November 5, 2024	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)