Form 10-K
period 2024-12-31
REGIONS FINANCIAL CORP
filed 2025-02-21
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-34034
REGIONS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 Fifth Avenue North, Birmingham, Alabama                              35203

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (800) 734-4667
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
Non-Cumulative Perpetual Preferred Stock, Series F	RF PRF	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company  ☐  Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Common Stock, $.01 par value—$17,925,618,184 as of June 30, 2024.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value—905,465,071 shares issued and outstanding as of February 20, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described therein.

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
Board - The Company’s Board of Directors.
Call Report - Regions Bank's FFIEC 031 filing.
CAP - Customer Assistance Program.
CCAR - Comprehensive Capital Analysis and Review.
CCPA - California Privacy Rights Act of 2018, as amended by the California Privacy Rights Act of 2020.
CECL - ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("Current Expected Credit Losses").
CEO - Chief Executive Officer.
CET1 - Common Equity Tier 1.
CFO - Chief Financial Officer.
CFPB - Consumer Financial Protection Bureau.
CFTC - Commodity Futures Trading Commission
CHR - Compensation and Human Resources.
CME Term SOFR - Chicago Mercantile Exchange published term Secured Overnight Financing Rate.
Company - Regions Financial Corporation and its subsidiaries.
CODM - Chief Operating Decision Maker.
COSO - Committee of Sponsoring Organizations of the Treadway Commission.
COVID-19 - Coronavirus Disease 2019.
CPI - Consumer Price Index.
CPR - Constant (or Conditional) prepayment rate.
CRA - Community Reinvestment Act of 1977.
DBRS - Dominion Bond Rating Service Morningstar.
DIF - Deposit Insurance Fund.
Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DOJ - Department of Justice.
DPD - Days past due.
DUS - Fannie Mae Delegated Underwriting & Servicing.
EAD - Exposure-at-default.

EEO-1 - Equal employment opportunity commission's Standard Form 100 report.
ERMC - Enterprise Risk Management Committee.
ESG - Environmental, Social and Governance.
EVE - Economic Value of Equity.
FASB - Financial Accounting Standards Board.
FDIA - Federal Deposit Insurance Act, as amended.
FDIC - The Federal Deposit Insurance Corporation.
Federal Reserve - The Board of Governors of the Federal Reserve System.
FFIEC - Federal Financial Institutions Examination Council.
FHA - Federal Housing Administration.
FHC - Financial Holding Company.
FHLB - Federal Home Loan Bank.
FICO - Fair Isaac Corporation.
FICO scores - Personal credit scores based on the model introduced by the Fair Isaac Corporation.
FinCEN - the Financial Crimes Enforcement Network.
FINRA - Financial Industry Regulatory Authority.
Fintechs - Financial Technology Companies.
FOMC - Federal Open Market Committee.
FTP - Funds Transfer Pricing.
GAAP - Generally Accepted Accounting Principles in the U.S.
GDP - Gross domestic product.
GLBA - Gramm-Leach-Bliley Act.
G-SIB - Globally Systemically Important Bank Holding Company.
HPI - Housing price index.
HUD - U.S. Department of Housing and Urban Development.
HCM - Human Capital Management.
IDI - Insured Depository Institution.
IPO - Initial public offering.
IRA - Individual Retirement Account.
IRE - Investor Real Estate.
IRS - Internal Revenue Service.
ISDA - International Swaps and Derivatives Association.
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
NM- Not meaningful.
NSFR - Net stable funding ratio.
NYSE - New York Stock Exchange.
OAS - Option-adjusted spread.
OCC - Office of the Comptroller of the Currency.
OCI - Other comprehensive income.
OFAC - Office of Foreign Assets Control.
ORC - Operational Risk Committee.
PCAOB - Public Company Accounting Oversight Board.
PCD - Purchased credit deteriorated.
PD - Probability of default.
R&S - Reasonable and supportable.
REITs - Real estate investment trust.
Regions Securities - Regions Securities LLC.
RETDR - Reasonable expectation of a troubled debt restructuring.
RWAs - Risk-weighted assets.
S&P 500 - a stock market index that measures the stock performance of 500 large companies listed on stock exchanges in the U.S.
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
•Possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, including tariffs, which could have a material adverse effect on our businesses and our financial results and conditions.
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
•The development and use of AI presents risks and challenges that may impact our business.
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
•Our ability to comply with applicable capital and liquidity requirements (including, among other things, the Basel III Rules), including our ability to generate capital internally or raise capital on favorable terms, and if we fail to meet requirements, our financial condition and market perceptions of us could be negatively impacted.
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

Item 1. Business
Regions Financial Corporation is a FHC headquartered in Birmingham, Alabama operating in the South, Midwest and Texas. In addition, Regions operates several offices delivering specialty capabilities in New York, Washington D.C., Chicago, Salt Lake City, and other locations nationwide. Regions provides financial solutions for a wide range of clients including retail and mortgage banking services, commercial banking services and wealth and investment services. Further, Regions and its subsidiaries deliver other financial services capabilities described below. At December 31, 2024, Regions had total consolidated assets of approximately $157.3 billion, total consolidated deposits of approximately $127.6 billion and total consolidated shareholders’ equity of approximately $17.9 billion.
The terms “Regions,” the “Company,” “we,” “us” and “our” as used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. Regions' principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (800) 734-4667.
Banking Operations
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2024, Regions operated 2,011 ATMs and 1,253 total branch outlets primarily across the South, Midwest and Texas.
The following table reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Florida	270
Tennessee	195
Alabama	185
Georgia	117
Mississippi	98
Texas	86
Louisiana	80
Arkansas	55
Missouri	48
Illinois	40
Indiana	40
South Carolina	18
Kentucky	9
North Carolina	6
Iowa	5
Utah	1
Total	1,253
Other Financial Services Operations
In addition to its banking operations, Regions and its subsidiaries deliver specialty capabilities including merger and acquisition advisory services, capital markets solutions, home improvement lending, investment advisory services, equipment financing for commercial clients and small business customers, low income housing tax credit corporate fund syndication and asset management, financing to CRA-qualified customers, investment and insurance products, broker-dealer services to commercial clients, and others.
Business Segments
Regions operates under three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See "Note 22 "Business Segment Information" in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details on each of Regions reportable segments.
Supervision and Regulation
We are subject to the extensive regulatory and supervisory framework applicable to BHCs and their subsidiaries. This framework is intended primarily for the protection of depositors, the FDIC’s DIF and the banking system as a whole and is not intended for the protection of shareholders or other investors.

Banking and other financial services statutes, regulations and policies are continually under review by U.S. Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to Regions and its subsidiaries. Regions cannot predict future changes in the applicable laws, regulations and regulatory agency policies, including any changes resulting from changes in the U.S. presidential administration and U.S. Congress. Yet, such changes may have a material impact on Regions’ business, financial condition or results of operations. We will continue to evaluate the impact of any changes in law and any new regulations promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures and the requirements of the enhanced supervision provisions, among others.
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
Regions Bank and its affiliates that provide consumer financial products and services are also subject to supervision, regulation and examination by the CFPB with respect to consumer protection laws and regulations.
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
Examinations by Regions’ regulators consider not only compliance with applicable laws, regulations and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the Board, the effectiveness of internal controls, earnings, liquidity, interest rate risk management and various other factors. Following those examinations, Regions and Regions Bank are assigned supervisory ratings. This supervisory framework, including the examination reports and supervisory ratings, which are considered confidential supervisory information, could materially impact the conduct, growth and profitability of Regions’ operations.
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
Under the Tailoring Rules, Regions and Regions Bank are each subject to Category IV standards, which apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III. Firms subject to Category IV standards are generally subject to the same capital and liquidity requirements as firms with less than $100 billion in total consolidated assets, but are, among other things, subject to certain enhanced prudential standards and also required to monitor and report certain risk-based indicators. Accordingly, under the Tailoring Rules, Category IV firms are, among other things, (1) not subject to LCR or NSFR requirements (or, in certain cases, subject to reduced requirements), (2) eligible to opt-out of the requirement to recognize most elements of AOCI in regulatory capital, (3) not subject to company-run capital stress testing requirements, (4) subject to supervisory capital stress testing on a biennial instead of annual basis, (5) subject to requirements to develop and maintain a capital plan on an annual basis and (6) subject to certain liquidity risk management and risk committee requirements.
Pause on Major Federal Reserve Rulemakings
In January 2025, the Federal Reserve stated that Vice Chair for Supervision Michael Barr would step down from the position, effective February 28, 2025. The Federal Reserve stated that it will not issue any major rulemaking from the time of the announcement until a new vice chair for supervision is confirmed by the U.S. Senate.
Regulatory Capital Requirements
Regions and Regions Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve, which are based on the Basel III framework.
The Basel III Rules, among other things, include both risk-based requirements, which compare three measures of capital to RWAs, as well as leverage requirements, which in the case of Category IV banking organizations such as Regions, consist of the Tier 1 leverage ratio described below.
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
The Company's results of the 2024 stress test from the Federal Reserve reflect that the Company exceeded all minimum capital levels. The Company's SCB will remain floored at 2.5 percent from the fourth quarter of 2024 through the third quarter of 2025.
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
In July 2023, the U.S. banking regulators issued a proposal to revise the risk-based capital standards applicable to Regions, which generally aligns with the global Basel Accord. The proposal would introduce a new measure of RWAs, which would reflect the proposed new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, as well as a proposed new measure for market risk that would be based on both internal models and standardized supervisory models of market risk. For Category III and IV institutions, this includes removing the AOCI opt-out in calculating regulatory capital. The proposal, if enacted, would have an effective date of July 1, 2025, with certain elements, such as the recognition of accumulated other comprehensive income in regulatory capital and changes in risk-weighted assets calculated under the Expanded Risk-Based Approach, having a three-year phase-in period. The proposal has not been finalized. Recent public statements suggest changes to the proposal will ultimately be made before it is finalized. The Company will continue to evaluate this proposal, as well as any potential future changes to the proposal, and the potential impacts on Regions.
In August 2023, the U.S. banking regulators proposed a rule that would require banking organizations with $100 billion or more in total assets to comply with long-term debt requirements and clean holding company requirements that currently apply only to global systemically important banking organizations. This proposal would also impose a long-term debt requirement on certain categories of IDIs, including IDIs with $100 billion or more in total assets, such as Regions Bank. If adopted, this proposal would require the Company and Regions Bank to each maintain a minimum outstanding eligible long-term debt amount of no less than the greatest of (i) 6% of risk-weighted assets, (ii) 2.5% of total leverage exposure and (iii) 3.5% of average total consolidated assets. Regions Bank would be required to issue the minimum amount of eligible long-term debt to the Company, and the Company would be required to issue the minimum amount of eligible long-term debt externally. In addition, if adopted as proposed, the clean holding company requirement would limit or prohibit the Company from entering into certain transactions that could impede its orderly resolution, including, for example, prohibiting the Company from entering into transactions that could spread losses to subsidiaries and third parties, as well as limiting the amount of the Company’s liabilities that are not eligible long-term. This proposal was subject to a comment period that closed January 16, 2024. The Company will continue to evaluate this proposal and the potential impacts, if adopted as proposed.
For more information, see the “Regulatory Requirements” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Liquidity Requirements
Under the Tailoring Rules, Category IV firms with less than $50 billion in wSTWF, including Regions and Regions Bank, are not subject to an LCR or any NSFR. However, BHCs that are Category IV firms are subject to minimum quarterly liquidity buffers and liquidity stress testing requirements under the Federal Reserve’s enhanced prudential standards. Additionally, as a

Category IV firm, Regions is required to engage in certain practices, including, but not limited to: (i) calculating collateral positions monthly; (ii) establishing an internally determined set of liquidity risk limits; (iii) monitoring elements of intraday liquidity risk exposures; and (iv) reporting liquidity data on the FR 2052a on a monthly basis.
Resolution Planning
Category IV firms such as Regions are not required to submit 165(d) resolution plans. The FDIC separately requires insured depositary institutions with $50 billion or more in total assets, such as Regions Bank, to submit to the FDIC periodic plans for resolution in the event of the bank’s failure. Regions Bank submitted its most recent resolution plan in November 2022.
On June 20, 2024, the FDIC approved a final rule to amend its current resolution plan rule to modify the required frequency and informational content of resolution plan submissions applicable to certain IDIs, which describe the IDI’s strategy for a rapid and orderly resolution in the event of material financial distress or failure. The final rule requires IDIs with more than $100 billion in total assets that are not affiliated with a U.S. G-SIB to submit full resolution plans every three years with limited supplements filed in the off years. The rule increases the engagement between the FDIC and covered IDIs on resolution matters, requires periodic testing to validate key capabilities and processes needed in a resolution and introduces a new credibility standard that will be used to evaluate the full resolution plan submissions. If the FDIC finds an IDI’s resolution plan to be not credible, it could subject the IDI to an enforcement action. The final rule became effective on October 1, 2024. Regions Bank is required to file its next full resolution plan by July 1, 2025, which will be its initial filing under the final rule.
FDIA and Prompt Corrective Action
The FDIA requires the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal banking agencies must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2024, both Regions and Regions Bank were well-capitalized.
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
Safety and Soundness
The federal banking agencies have adopted a set of guidelines prescribing safety and soundness standards relating to internal controls and information systems, informational security, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. For example, the guidelines prohibit excessive compensation as an unsafe and unsound practice, and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.
Properly managing risks is critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing banking institutions including, but not limited to, credit, market, liquidity, operational, legal, compliance and reputational risk. Some of the regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. To address safety and soundness, Regions Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive and effective internal controls.
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
If, in the opinion of a federal bank regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal bank regulatory agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIA, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “FDIA and Prompt Corrective Action” above. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that BHCs and insured banks should generally pay dividends only out of current operating earnings.
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
Payment of Dividends by Regions. Payment of dividends to our shareholders is subject to the oversight of the Federal Reserve. In particular, the dividend policies and share repurchases of a large BHC, such as Regions, are reviewed by the Federal Reserve based on capital plans submitted as part of the CCAR process and may be constrained in certain scenarios. See “Capital Requirements” above. In addition, as a Delaware corporation, Regions is subject to the limitations on dividends and share repurchases set forth in the Delaware General Corporation Law (DGCL). The DGCL allows Regions to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if it has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the DGCL does not permit Regions to repurchase shares of its capital stock where the repurchase would cause an impairment of the capital of the corporation.
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
The federal banking agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending,” which defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third-party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. The required heightened risk management practices could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for credit losses and capital levels may also be required. The guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100 percent or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, nonfarm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300 percent or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50 percent or more during the prior 36 months.
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
Transactions with Affiliates
Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W restrict transactions between a bank and its affiliates, including a parent BHC. Regions Bank is subject to these restrictions, which include quantitative and qualitative limits on the amounts and types of transactions that may take place, including extensions of credit to affiliates, investments in the stock or securities of affiliates, purchases of assets from affiliates and certain other transactions with affiliates. These restrictions also require that credit transactions with affiliates be collateralized and that transactions with affiliates be on market terms or better for the bank. Generally, a bank’s covered transactions with any single affiliate are limited to 10% of the bank’s capital stock and surplus and covered transactions with all affiliates are limited to 20% of the bank’s capital stock and surplus.
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
In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023, which became effective on April 1, 2024. Under the rule, the assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The total amount of the special assessment is to be paid in ten quarterly installments that began with the invoice for the first quarter of 2024 (received in June 2024) and will end with the invoice for the second quarter of 2026. The payments are deductible for income taxes. For more details on the special assessment, see the “Non-Interest Expense” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
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
Late in the preceding administration, the standards by which bank and financial institution acquisitions would be evaluated have been undergoing review and change by the OCC, FDIC and DOJ, but not by the Federal Reserve. These reviews and changes were incorporated into non-binding guidance. The DOJ withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum to its 2023 Merger Guidelines. The DOJ clarified that it will assess competition considerations in connection with bank and BHC mergers using its 2023 Merger Guidelines, which is the general merger review framework the DOJ now uses to evaluate transactions in all segments of the economy, and the 2024 Banking Addendum. The 2024 Banking Addendum provides guidance on how the DOJ will assess competition in the context of bank and bank holding company mergers. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches. Whether and how the guidance might be further changed or interpreted by the new administration is uncertain.

Depositor Preference
Under federal law, claims of depositors and certain claims for both administrative expenses and employee compensation against an IDI would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.
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
For example, the CFPB has, among other things, issued final rules as part of an initiative to reduce the amounts and types of fees financial institutions may charge. In December 2024, the CFPB issued a final rule amending Regulation Z that would impose certain requirements on overdraft fees, including requirements similar to those that apply to credit cards under Regulation Z, charged by IDIs with more than $10 billion in total assets unless the IDI limits the overdraft fee to an amount that covers the IDI’s costs and losses to provide the service or $5. The final rule is scheduled to go into effect on October 1, 2025. Several banking industry groups filed a lawsuit seeking to invalidate the final rule, in which they argued that the CFPB exceeded its statutory authority in adopting the final rule. In addition, new CFPB leadership has taken actions that call into question the effectiveness of new rules and their implementation dates. Furthermore, under the presidential memorandum entitled “Regulatory Freeze Pending Review,” rules with future effective dates may be re-evaluated. Therefore, the Company cannot predict the nature and timing of future developments that may potentially impact CFPB rules and proposals.
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
Federal law also requires financial institutions to implement a written IS Program that includes administrative, technical, and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The program should be designed to ensure the security and confidentiality of customer information, protect against unanticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Financial institutions must also conduct ongoing oversight of third-party service providers to ensure they are maintaining appropriate security controls. Financial institutions must report on the institution’s cybersecurity program annually to the board of directors or a committee of the board of directors. The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense against security threats and to ensure their risk management processes appropriately address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively identify, prevent and detect a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to a cyber-attack. In addition to the GLBA, we are subject to various other federal and state laws, regulations, rules and standards. The Regions IS Program is designed to reflect the regulatory requirements and guidance.
In addition, in the spring of 2022, federal banking regulators have imposed a new cybersecurity-related notification rule that requires banking organizations, including Regions and Regions Bank to notify their primary federal regulator as soon as possible and within 36 hours of incidents that, among other things, have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, or ability to carry out key operations of the banking organization, the failure of which would pose a threat to the stability of the U.S. financial sector. The rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents. Additionally, the enactment of the CIRCIA in 2022, once rulemaking is complete, will require, among other things, covered entities to report significant cyber incidents, including ransomware attacks, to the CISA Further, in 2023, the SEC adopted regulations requiring public companies to disclose certain information regarding material cybersecurity incidents impacting those companies, as well as descriptions about how they manage material cybersecurity risks.
State regulators have also been increasingly active in implementing privacy and cybersecurity laws, regulations, rules and standards. Several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and have provided detailed requirements with respect to these programs, including data encryption requirements. Many states have also implemented or are considering implementing, comprehensive data privacy and cybersecurity laws and regulations, such as the CCPA. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach. Moreover, the United States Congress has considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which Regions and/or Regions Bank may be subject if passed. We expect this trend of state and federal activity to persist, and we continue to monitor such developments in the geographic areas in which our customers are located.
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
In October 2023, the Federal Reserve, FDIC and OCC issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessments areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the bank in its assessment areas, new methods of calculating credit for lending, investment and service activities and additional data collection and reporting requirements. The rule is expected to result in a significant increase in the thresholds for large banks to receive “Outstanding” ratings in the future. The rule was originally intended to take effect on April 1, 2024, with most of the provisions becoming applicable on January 1, 2026 and reporting of the collected data would not be required until 2027. Several banking industry groups filed a lawsuit seeking to invalidate the final rule, in which they argued that the agencies exceeded their statutory authority in adopting it. In March 2024, a preliminary injunction was granted that provides a day-for-day extension for each day the injunction remains in place. The court's decision granting a preliminary injunction is on appeal to the U.S. Court of Appeals for the Fifth Circuit. Uncertainty consequently remains around the actual implementation date, as well as around which elements of the final rule may be implemented. The Company continues to monitor the outcome of this rule.
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

Regulation of Broker Dealers and Investment Advisers
Our subsidiaries, Regions Securities and BlackArch Securities LLC, are registered broker-dealers with the SEC and FINRA, and Regions Investment Management, Inc. and Highland Associates, Inc. are registered investment advisers with the SEC. These subsidiaries are, as a result, subject to regulation and examination by the SEC, FINRA and other self-regulatory organizations. These regulations cover a broad range of issues, including capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. In addition to federal registration, state securities commissions require the registration of certain broker-dealers and investment advisers.
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
Human Capital
One pillar of our strategic priorities at Regions is the commitment to “Build the Best Team”. We believe one of the biggest differentiators of our performance is the people we employ. The need to attract, retain and develop the right talent to accomplish our strategic plan is central to our success. As of December 31, 2024, Regions and its subsidiaries had 19,644 full-time equivalent employees supporting our consumer and commercial banking, wealth management and mortgage product and services primarily across the Southeast and Midwest.
A strong and impactful human capital program begins at the top. Our Board oversees our corporate strategy and sets the tone for our culture, values and high ethical standards, and through its Committees, holds management accountable. The primary committee responsible for the oversight of human capital is the CHR Committee. The CHR Committee strategically meets with subject matter experts regarding talent management and acquisition, succession planning, associate conduct, associate learning and development, inclusive practices, and associate retention. Additionally, on a quarterly basis the CHR Committee reviews the HCM Dashboard which includes a mixture of trending and point-in-time metrics designed to provide information and analysis of workforce demographics; talent acquisition; workforce stability (retention, turnover, etc.); and associate conduct and engagement.
In order to build the best team, it is necessary for us to fill talent needs with qualified and engaged associates. Key to our success is our internal talent management program which strives to optimally deploy existing talent across Regions by focusing on where our associates excel and helping them find the best roles that maximize their talents, abilities and interests. For those roles which we fill externally, we continually build talent pipelines with an eye toward not only current needs, but also future demands of our business. Regions uses innovative tools and structured processes to achieve our goals including applications and resources designed to reach broader audiences. Our recruiting technology is agile, user friendly and allows us to offer to candidates a robust understanding of our needs, requirements and a view of our culture to support the building of an inclusive and engaged workforce.

Regions provides transparency into our workforce demographics by disclosing 2023 EEO-1 results on our 2023 Workforce Demographics Report available on our website, www.regions.com. Information included on our website is not incorporated into, or otherwise made a part of, this Annual Report on Form 10-K.
We also consider it critical to our success to invest in the professional development of all of our associates. We emphasize our commitment to professional development through opportunities such as technical, skills-based, management, and leadership training programs; formal talent and performance management processes; and sustainable career paths. We also aim to prepare our workforce for a rapidly changing environment and understand that reskilling and upskilling are crucial to staying competitive, meeting the needs of the modern workforce, and retaining associates. We have established a customized learning experience platform that provides the tools to measure, build, and communicate skills inside the Company. This tool provides the ability to inventory the skills our associates have, allowing us to target our development efforts on specific areas where elevated skills are needed. Regions also offers leader development programs created to help people managers understand how to evaluate performance by leveraging the power of a strengths-based and engagement-focused workforce and culture. Our partnership with Guild, an education, skilling and mobility solution provider has allowed us to transition our tuition reimbursement program for associates to a best-in-class tuition assistance program that targets adult learners and provides coaching support and access to a curated catalog from Guild’s Learning Marketplace. Through the Guild program, associates can now pursue a degree or other educational opportunities while building their career at the same time. By removing barriers and expanding access to education, we are continuing our commitment to Build the Best Team.
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
Available Information
We maintain a website at ir.regions.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, Form DEF 14A, and current reports on Form 8-K, including exhibits, and amendments to those reports that are filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These documents are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC also maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including Regions. Also available on our website are our (i) Corporate Governance Principles, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for Senior Financial Officers, (iv) Fair Disclosure Policy, (v) the charters of our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, Risk Committee, Technology Committee, and Executive Committee, and (vi) a number of voluntary disclosures, reports and other documents. Information included on our website is not incorporated into, or otherwise made a part of, this Annual Report on Form 10-K.
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
•We are, and may in the future be, subject to claims and litigation calling into question our right to use the intellectual property underlying certain technology in our business.
Reputational Risks
•We are subject to ESG risks that could adversely affect our business, reputation and the trading price of our common stock.
•Damage to our reputation could significantly harm our businesses.
Legal, Regulatory and Compliance Risks
•We are, and may in the future be, subject to litigation, investigations and governmental proceedings that may result in liabilities adversely affecting our financial condition, business or results of operations or in reputational harm.
•We are subject to extensive governmental regulation, which could have an adverse impact on our operations and our business model.

•We are subject to a variety of risks in connection with any sale of loans we may conduct.
•We may be subject to more stringent capital and liquidity requirements.
•Rulemaking changes and regulatory initiatives implemented by the CFPB may result in higher regulatory and compliance costs that may adversely affect our results of operations.
•We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and a failure to comply with these laws could lead to a wide variety of penalties and other sanctions.
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
•We face substantial legal and operational risks in our safeguarding and other processing of personal information.
•Differences in regulation can affect our ability to compete effectively.
Talent Management Risks
•Our businesses may be adversely affected if we are unable to hire and retain qualified employees.
•Our operations rely on our ability, and the ability of key external parties, to maintain appropriately-staffed workforces, and on the competence, trustworthiness, health and safety of employees.
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

•A decrease in the supply of deposits or the need to price interest-bearing deposits higher due to competitive forces or market rate fluctuations, which could result in substantial increase in cost to retain and service deposits; and
•A change in the pricing or spread environment could adversely impact the yields received on newly originated loans or securities
In the event of severely adverse business and economic conditions generally or specifically in the principal markets in which we conduct business, there can be no assurance that the federal government and the Federal Reserve would intervene or make adjustments to trade, fiscal or monetary policy, including tariffs, that would cause business and economic conditions to improve. If business and economic conditions worsen or volatility increases, our business, financial condition and results of operations could be materially adversely affected.
Volatility and uncertainty related to inflation and the effects of inflation, which has led to increased costs for businesses and consumers and potentially contribute to poor business economic conditions, has and may continue to enhance or contribute to some of the risks of our business. For example, higher inflation, or volatility and uncertainty related to inflation, has and may continue to reduce demand for our products, adversely affect the creditworthiness of the Company’s borrowers, lower values for our investment securities and other fixed-rate assets, or otherwise adversely affect our businesses, financial conditions and results of operations.
Fluctuations in market interest rates, including the level and shape of the yield curve, may adversely affect our performance.
Our profitability depends to a large extent on our net interest income, which is the difference between the interest income received on interest-earning assets (primarily loans, leases, investment securities and cash balances held at the Federal Reserve Bank) and the interest expense incurred in connection with interest-bearing liabilities (primarily deposits and borrowings). The level of net interest income is mostly a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as the local economy, competition and demand for loans and deposits, the monetary policy of the FOMC and interest rates markets.
The cost of our deposits and short-term wholesale borrowings is heavily impacted by market-based liquidity conditions and interest rates, factors which are influenced directly and indirectly by a mixture of effects including the FOMC’s monetary policy, and economic and financial conditions. Moreover, the market’s expectation of the future course of FOMC policy and economic factors interact to influence the path for market interest rates, relative interest rate relationships and the shape of the yield curve. Yields generated by our loans and securities and the costs of deposits and wholesale borrowings are driven by both short-term and longer-term interest rates to different degrees, thus impacting net interest income. If the yields on our interest-bearing liabilities increase at a faster pace than the yields on our interest-earning assets, our net interest income may decline. Our net interest income could be similarly affected if the yields on our interest-earning assets decline at a faster pace than the yields on our interest-bearing liabilities. Finally, interest rate volatility and levels directly impact the value of certain fixed-rate assets and liabilities, which may impact unrealized gains or unrealized losses in our portfolios.
The monetary policy tightening cycle observed from 2022 through mid-2024 led to increased volatility in fixed income markets. After the benchmark federal funds interest rates reached a peak range between 5.25 percent and 5.50 percent in 2023 into 2024, the FOMC reduced the federal funds rate by 50 basis points in September 2024 and by 25 basis points in both November and December 2024, to a range of 4.25 percent to 4.50 percent. While the FOMC has initiated a rate easing cycle, the range of potential rate paths over the coming year is wide and will ultimately be driven by the path of inflation, labor market performance and economic growth.
Estimates for net interest income exposure to interest rate changes have been reduced recently. While a persistently elevated, or increasing, rate environment from current levels would continue to support net interest income, elevated rates also increase the cost of funding and the potential for higher levels of competition for deposits. Additionally, elevated interest rates would increase debt service requirements for some of our borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated, ultimately resulting in additional delinquencies or charge-offs. Conversely, should interest rates move lower, net interest income is well supported by a mostly neutral interest rate risk position aided by the Company’s interest rate hedging program. In this environment, deposit and funding costs will move lower; however, net interest income may be adversely impacted if those costs cannot move lower as fast as expected.
To the extent that the yield curve steepens, net interest income would benefit, primarily from the additional yield provided to fixed rate asset reinvestment and production, without a commensurate offset from increasing funding costs. Conversely, a flatter yield curve would reduce net interest income, all else equal.
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
As a lender, we are exposed to the risk that our customers will be unable to repay their loans and leases according to their terms and that any collateral securing the payment of their loans and leases may not be sufficient to assure repayment. Customers or counterparties may become delinquent, file for protection under bankruptcy laws or default on their loans or leases, which could result in a higher level of nonperforming assets, net charge-offs, and provisions for credit losses. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results.
We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for credit losses based on a number of factors. Our management periodically determines the allowance for credit losses based on available information, including the quality of the loan portfolio, the value of the underlying collateral and the level of non-accrual loans, taking into account relevant information about past events, current conditions and R&S forecasts of future economic conditions that affect the collectability of our loan portfolio. If, as a result of general economic conditions, there is a decrease in asset quality or growth in the loan portfolio and management determines that additional increases in the allowance for credit losses are necessary, we may incur additional expenses which will reduce our net income, and our business, results of operations or financial condition may be materially adversely affected.
Although our management will establish an allowance for credit losses it believes is appropriate to absorb expected credit losses over the life of loans in our loan portfolio, this allowance may not be adequate. For example, if economic conditions in those markets were to significantly deteriorate unexpectedly, additional credit losses not incorporated in the existing allowance for credit losses may occur. Losses in excess of the existing allowance for credit losses will reduce our net income and could adversely affect our business, results of operations or financial condition, perhaps materially.
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
The major ratings agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings, and we may not be able to maintain our current credit ratings. The ratings assigned to Regions and Regions Bank remain subject to change at any time, and it is possible that any ratings agency could take action to downgrade Regions, Regions Bank or both in the future. Additionally, ratings agencies may also make substantial changes to their ratings policies and practices, which may affect our credit ratings. In the future, changes to existing ratings guidelines and new ratings guidelines may, among other things, adversely affect the ratings of our securities or other securities in which we have an economic interest.
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
Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole and the general economic climate and the U.S. Treasury market has had and may in the future have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. In addition, adverse developments with respect to third parties with whom we have important relationships could also negatively impact perceptions about us. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face.
Regions may be impacted by actual or perceived soundness of other financial institutions, including as a result of the financial or operational failure of a major financial institution, or concerns about the creditworthiness of such a financial institution or its ability to fulfill its obligations, which can cause substantial and cascading disruption within the financial markets and increased expenses, including FDIC insurance premiums, and could affect our ability to attract and retain depositors and to borrow or raise capital. For example, during 2023 the FDIC took control and was appointed receiver of Silicon Valley Bank, Signature Bank and First Republic Bank. The failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events, including increased regulatory scrutiny and heightened supervisory expectations, could adversely impact Regions’ business, financial condition and results of operations.
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
In addition, our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include increases in funding costs, a downturn or disruption in financial markets, or unforeseen outflows of cash or collateral (due, for example, to deposit outflows or draws upon loan commitments). Although we have historically been able to meet the liquidity needs of customers as necessary, the ability to do so is not assured, especially if there are large simultaneous withdrawals from deposits or draws upon loan commitments. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations and financial condition.

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
In 2024, we sold 52.2 percent of the mortgage loans we originated to the Agencies. We rely on the Agencies to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that the Agencies will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the Agencies. The exact effects of any such reforms, if implemented, are not yet known, but they may limit our ability to sell conforming loans to the Agencies. If we are unable to continue to sell conforming loans to the Agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.
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
Cybersecurity risks for large financial institutions, such as us, have increased significantly in recent years in part because of the proliferation of technology-based products and services and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, nation state-supported actors, activists and other external parties. This increase is expected to continue and further intensify. The techniques used by cyber criminals change frequently, may not be recognized until launched (or may evade detection for considerable time), can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments, and may see their frequency increased, and effectiveness enhanced, by the use of AI. These criminals may attempt to fraudulently induce employees, customers or other users of our systems and networks to disclose sensitive information (including confidential, personal, proprietary and other information) in order to gain access to data or our systems and networks. Third parties with whom we or our customers do business also present operational and cybersecurity risks to us, including cybersecurity or other similar incidents or failures or disruptions of their own systems and networks. While we have successfully defended similar attacks, we could become the subject of a successful similar style attack through a supply chain compromise. As noted above, our operations rely on the secure collection, transmission, storage and other processing of confidential, personal, proprietary and other information in our operating systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets and other mobile devices that are beyond our control environment. Additionally, cybersecurity and other similar incidents or terrorist activities could disrupt our or our customers’ or other third parties’ business operations. Although these past events have not resulted in a breach of our client data or account information, such attacks have adversely affected the performance of Regions Bank’s website, www.regions.com, and, in some instances, prevented customers from accessing Regions Bank’s secure websites for consumer and commercial applications. In all cases, the attacks primarily resulted in inconvenience; however, future cyber-attacks or other similar incidents could be more disruptive and damaging, and we may not be able to anticipate or prevent all such attacks. The U.S. government has raised concerns about increases in cyber-attacks and other similar incidents generally as a result of various political and military conflicts around the world.
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

Privacy and cybersecurity are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding privacy and cybersecurity, such as the CCPA. For example, while we have taken steps to comply with applicable portions of the CCPA, we cannot ensure that such steps completely eliminate the risk of liability under the CCPA. Other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents have implemented, or are considering implementing, comprehensive privacy and cybersecurity laws and regulations sharing similarities with the CCPA. Similar laws already exist in a number of other states, and such legislation continues to expand across the country. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of the CCPA and other federal and state laws and regulations relating to privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to privacy or cybersecurity. Although we endeavor to comply with our privacy policies, we may at times or in the future fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about privacy and cybersecurity can subject us to potential federal or state action if they are found to be deceptive, unfair, or misrepresents our actual practices. Additional risks could arise in connection with any failure, or perceived failure, to timely or sufficiently update or expand our privacy notices and policies to be fully compliant with quickly evolving state privacy requirements, and any failure to sufficiently respond to, or respond in a sufficiently timely manner to, consumer rights and other requests exercised under such state privacy laws, in each case to the extent they are applicable to us. Additional risks may also arise in connection with a failure or perceived failure by us, our service providers or other third parties with which we do business to provide adequate disclosure or transparency to our customers about the personal information collected from them and its use, to receive, document or honor the privacy preferences expressed by our customers, to protect personal information from unauthorized disclosure or to maintain proper training on privacy practices for all employees or third parties who have access to personal information in our possession or control.
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
As of December 31, 2024, consumer residential real estate loans represented approximately 26.5 percent of our total loan portfolio. A general decline in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, the decreases in the value of collateral securing our loans as a result of natural disasters or other related events could adversely impact our financial condition and results of operations. If insurance coverage is unavailable to our borrowers due to the reluctance of insurance companies to renew policies covering the collateral or due to other factors, the resulting increase in cost of home ownership could affect the ability of borrowers to repay loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.
Weakness in the commercial real estate markets could adversely affect our performance.
As of December 31, 2024, approximately 9.0 percent of our loan portfolio consisted of investor real estate loans. Commercial real estate loans generally carry large balances and may involve a greater degree of financial and credit risk than other loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the types of business and collateral, the size of loan balances, the effects of nationwide and regional economic conditions on income-producing properties and businesses and the increased difficulty of evaluating and monitoring these types of loans. Declines in real estate markets or sustained economic downturns increase the risk of credit losses or charge-offs related to our loans or foreclosures on certain real estate properties.
The investor real estate loans we make are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings and multi-tenanted light industrial properties. At December 31, 2024, office properties constituted 1.6 percent of our total loan portfolio. The office property segment is undergoing a structural shift given the rise of a remote work environment resulting in heightened vacancies and potentially reduced leasing needs. It is anticipated that this heightened risk environment for the office segment may take several years to resolve. A reduction in the need for office space could result in a reduction in demand for these categories of commercial office and/or in our customers’ ability to repay their loans, which, in turn, may have an adverse effect on our business and results of operation.
Furthermore, additional softening in the real estate market in our primary market areas (in particular the South, Midwest, and Texas) could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. Unexpected decreases in investor real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond those which are provided for in our allowance for loan losses. We also may incur losses on investor real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any of these events could increase our costs, require management's time and attention, and have an adverse effect on our business and results of operations.
Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, the decreases in the value of collateral securing our loans as a result of natural disasters or other related events could adversely impact our financial condition and results of operations. If insurance coverage is unavailable to our borrowers due to the reluctance of insurance companies to renew policies covering the collateral or due to other factors, the resulting increase in cost of investor real estate ownership could affect the ability of borrowers to repay loans. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans, as well as the ability of our borrowers to repay the amounts due under their loans.
Risks associated with home equity products where we are in a second lien position could materially adversely affect our performance.
Home equity products, particularly those in a second lien position, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. At December 31, 2024, the Company's home equity portfolio included approximately $3.2 billion of home equity lines of credit and $2.4 billion of closed-end home equity loans (primarily originated as amortizing loans). Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. As of December 31, 2024, approximately $2.2 billion of our home equity lines and loans were in a second lien position.
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
Instability in geopolitical matters could have a material adverse effect on our results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. For example, trade negotiations between the United States and other nations remain uncertain and could adversely impact economic and market conditions for our and our clients and counterparties. Global political and military conflicts, including the ongoing conflicts in the Ukraine and the Middle East, present destabilizing forces, including higher and more volatile commodity and food prices, which may cause international and domestic economic deterioration. Financial markets may be adversely affected by the current or anticipated impact of military conflicts, including the conflicts in the Ukraine and the Middle East, terrorism or other geopolitical events (including China-Taiwan and U.S.-China relations), which could cause higher inflation. Any of the above consequences could have significant negative effects on the U.S. economy, and, as a result, our operations and earnings. We could also experience more numerous and aggressive cyber-attacks launched by or under the sponsorship of one or more of the adversaries in such a conflict.
Operational Risks
We are subject to a variety of operational risks, including the risk of fraud or theft by internal or external parties, which may adversely affect our business and results of operations.
We are exposed to many types of operational risks, including business resilience, process, third party, information technology, human resource, model and fraud risks, each of which may be amplified by continued remote work. Our fraud risks include fraud committed by external parties against the Company or its customers and fraud committed internally by our associates. Certain fraud risks, including identity theft and account takeover, may increase as a result of customers’ account or personal information being obtained through breaches of retailers’ or other third parties’ networks. Examples of external fraud we face include fraudulent checks, stolen checks and other check-related fraud. We have established processes and procedures intended to identify, measure, monitor, mitigate, report and analyze these risks; however, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could adversely affect our business, financial condition or results of operations. In particular, the unauthorized disclosure, misappropriation, mishandling or misuse of personal, non-public, confidential or proprietary information of customers could result in significant regulatory consequences, reputational damage and financial loss.
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
We are, and may in the future be, subject to claims and litigation calling into question our right to use the intellectual property underlying certain technology in our business.
Our business is dependent on proprietary technology and other intellectual property that we or our vendors own or license from third parties. If another person or entity were deemed to own intellectual property rights infringed by our activities, we could be responsible for damages and fees to continue to engage in these types of activities and/or could be prevented from using technology important to our business for a period of time or permanently. In such a circumstance, there may be no alternative technology for us to use or an appropriate alternative technology could be expensive to obtain. Protections offered by those from whom we license technology against these risks may be inadequate to cover fully any losses.
Over time, there have been instances where technology used by us and other financial institutions has been alleged to have infringed patents held by others. For example, the United Services Automobile Association (USAA) has in the past pursued, and continues to pursue, patent infringement claims against financial institutions, including Regions. On January 28, 2025, USAA filed a lawsuit against Regions in the United States District Court, Eastern District of Texas, alleging that our mobile remote deposit capture process infringes certain patents held by USAA. In some cases, financial institutions have suffered losses in connection with similar allegations. We could incur significant expenses defending these claims and any future claims, even those without merit. The outcome of any legal proceedings that remain unresolved cannot be determined, and adverse rulings in these matters could impact our financial condition.
Reputational Risks
We are subject to ESG risks that could adversely affect our business, reputation and the trading price of our common stock.
We are subject to a variety of risks, including reputational risk, associated with environmental, social and governance, or ESG, issues - including differing perspectives on the meaning of the term “ESG.” Regions’ approach to such issues is about operating responsibly and creating shared value to benefit our customers, shareholders, communities, and workforce. These and our other stakeholders, including federal and state regulators, policy makers, and agencies, often have differing, and sometimes conflicting, priorities and expectations regarding ESG issues that nevertheless must be considered simultaneously. For example, certain federal and state laws, regulations, and directives related to these issues may include provisions that are in conflict, real or perceived, with laws, regulations, and directives in other jurisdictions, which may result in compliance challenges and uncertainty and increased costs to our business.
These conflicting views also increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. Failing to comply with expectations and standards, or taking action in conflict with one or multiple of those stakeholders’ expectations, could also lead to loss of business, impacts on our talent management strategy, adverse publicity, an adverse impact on our reputation, customer complaints or public protests. Negative publicity may be driven by adverse news coverage in traditional media and may also be spread more broadly through the use of social media platforms. If our relationships with our customers, vendors and suppliers were to become the subject of such negative publicity, our ability to attract and retain customers and employees, compete effectively and grow our business may be negatively impacted. Additionally, a number of investors (in particular institutional investors who hold and manage substantial equity positions, in some cases in nearly all major U.S. listed companies) consider ESG-related factors in their analysis of the expected risk and return of potential investments. The specific factors considered, as well as the approach to incorporating the factors into a broader investment process, vary by investor and can shift over time. Our failure to align with, or remain aligned with, these priorities may negatively impact the trading price of our common stock.
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
We and our subsidiaries are, and may in the future be, named as defendants in various class actions and other litigation, and may be the subject of subpoenas, reviews, requests for information, investigations, and formal and informal proceedings by government and self-regulatory agencies regarding our and their businesses and activities (including subpoenas, requests for information and investigations related to the activities of our customers). Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (including civil money penalties under applicable banking laws), injunctions, restitution, orders, restrictions on our business activities, restrictions on mergers and acquisitions, limits to the fees we are able to charge, or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management’s attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or self-regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or self-regulatory agencies (including the inquiries mentioned above) begin independent reviews of the same businesses or activities. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, including those relating to anti-money laundering matters or sales practices, have increased substantially and are likely to remain elevated. Regulators and other governmental authorities may also be more likely to pursue enforcement actions, or seek admissions of wrongdoing, in connection with the resolution of an inquiry or investigation to the extent a firm has previously been subject to other governmental investigations or enforcement actions. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant collateral consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets and the inability to operate certain businesses or offer certain products for a period of time. In addition, enforcement matters could impact our supervisory and CRA ratings, which may in turn restrict or limit our activities.

Additional information relating to our litigation, investigations and other proceedings is discussed in Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements of this Annual Report on Form 10-K.
We are subject to extensive governmental regulation, which could have an adverse impact on our operations and our business model.
We are subject to extensive state and federal regulation, supervision and examination governing almost all aspects of our operations, which limits the businesses in which we may permissibly engage. The laws and regulations governing our business are intended primarily for the protection of our depositors, our customers, the FDIC's DIF and the banking financial system, not our shareholders or other creditors. These laws and regulations govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, consumer protection and general business operations and financial condition (including permissible types, amounts and terms of loans and investments, the amount of reserves against deposits, restrictions on dividends and repurchases of our capital securities, establishment of branch offices and the maximum interest rate that may be charged by law). Further, we must obtain approval from our regulators before engaging in many activities, and our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely. There can be no assurance that any regulatory approvals we may require or otherwise seek will be obtained in a timely manner or at all.
Regulations affecting banks and other financial institutions face continuous review, frequently change, and the ultimate effect of such changes cannot be predicted. Regulations, laws and guidance may be modified or repealed at any time, and new legislation may be enacted that will affect us, including those resulting from any changes to control of branches of the U.S government, as well as changes in leadership of most federal administrative agencies. We expect the new administration will seek to implement a regulatory reform agenda that is different than that of the preceding administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies.
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
Regions and Regions Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve, which are based on the Basel III framework. Proposed changes to applicable capital, liquidity and similar requirements, such as the Basel III endgame proposal and the long-term debt proposal, could result in increased expenses or cost of funding, which could negatively affect our financial results or our ability to pay dividends and engage in share repurchases.
For more information concerning our legal and regulatory obligations with respect to Basel III Rules and long-term debt requirements, please see the “Supervision and Regulation-Regulatory Capital Requirements” discussion within Item 1. “Business,” and for more information concerning our compliance with capital requirements, see Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements of this Annual Report on Form 10-K.
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
The former U.S. presidential administration called on all regulatory agencies to reduce or eliminate certain fees relating to a number of services, including banking services and during this same time, the CFPB launched an initiative to reduce the amounts and types of fees financial institutions may charge, including the issuance of final rules that would significantly reduce the permissible amount of credit card late fees and that would impose certain requirements on overdraft fees unless the IDI limits the overdraft fee. While the new administration may impact the government's position on fees, the changes proposed by the former administration could affect the Company’s ability or willingness to provide certain products or services, necessitate changes to the Company’s business practices or have an adverse effect on our results of operations.
We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and a failure to comply with these laws could lead to a wide variety of penalties and other sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations (collectively, fair lending laws) impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the DOJ and other federal and state agencies are responsible for enforcing these federal laws and regulations and comparable state provisions. Various federal banking agencies have recently completed significant changes to their respective CRA regulations. Federal, state or local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans. A successful regulatory challenge to an institution's performance under the fair lending laws could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, and results of operations.
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
Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We generally cannot control the amount of assessments we will be required to pay for FDIC insurance. In 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules by 2 basis points, which began with the first quarterly assessment period of 2023. The final rule requires the revised rates to remain in effect until the DIF reserve ratio meets or exceeds 1.35 percent. In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. Under the rule, the assessment base for the special assessment is based on an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The total amount of the special assessment is to be paid over an initial eight-quarter collection period that began with the invoice for the first quarter of 2024 (received in June 2024) and includes an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. The assessment is subject to change depending on any adjustments to the loss estimate, mergers or failures, or amendments to reported estimated of uninsured deposits. The FDIC may require us to pay higher FDIC assessments than we currently do or may charge additional special assessments or future prepayments if, for example, there are financial institution failures in the future. Any increase in deposit assessments or special assessments may adversely affect our business, financial condition or results of operations. See the “Supervision and Regulation-Deposit Insurance” discussion within Item 1. “Business” and the “Non-Interest Expense” discussion within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information related to the FDIC’s deposit insurance assessments applicable to Regions Bank.
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
Our regulators may also require us to raise additional capital or take other actions, or may impose restrictions on capital distributions, based on the results of the supervisory stress tests, such as requiring revisions or resubmission of our annual capital plan, which could adversely affect our ability to pay dividends and repurchase capital securities. In addition, we may not be able to raise additional capital if required to do so, or may not be able to do so on terms that we believe are advantageous to Regions or its current shareholders. Any such capital raises, if required, may also be dilutive to our existing shareholders. As discussed in the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, the Company's results of the 2024 stress test from the Federal Reserve reflect that the Company exceeded all minimum capital levels. The Company's SCB will remain floored at 2.5 percent from the fourth quarter of 2024 through the third quarter of 2025. Despite exceeding these minimum capital levels, we may experience unfavorable results from stress test analyses in the future.
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our shareholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our shareholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to the holding company. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred shareholders or principal and interest payments on our outstanding debt. See the “Shareholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At December 31, 2024, our subsidiaries’ total deposits and borrowings were approximately $130.6 billion.

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
We face substantial legal and operational risks in our safeguarding and other processing of personal information.
Our businesses are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals. Individuals whose personal information may be protected by law can include our customers (and in some cases our customers’ customers), prospective customers, job applicants, employees, and the employees of our vendors, service providers and other third parties. Complying with the laws, rules and regulations applicable to our disclosure, collection, use, sharing and storage of personal information can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any mishandling or misuse of personal information by us or a third party affiliated with us could expose us to litigation or regulatory fines, penalties or other sanctions.
Additional risks could arise from our or third parties’ failure to provide adequate disclosure or transparency to our customers about the personal information collected from them and the use of such information; to receive, document and honor the privacy preferences expressed by our customers; to protect personal information from unauthorized disclosure; or to maintain proper training on privacy practices for all employees or third parties who have access to personal information. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that those measures are inadequate, could cause us to lose existing or potential clients and customers, and thereby reduce our revenues. Furthermore, any failure or perceived failure by us to comply with applicable privacy or data protection laws, rules and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices, significant liabilities or regulatory fines, penalties or other sanctions. Any of these could damage our reputation and otherwise adversely affect our businesses.
In recent years, well-publicized incidents involving the inappropriate collection, use, sharing, storage or other processing of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding and other processing of personal information by companies. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws, rules and regulations relating to the collection, use, sharing, storage and other processing of personal information. We will likely be subject to new and evolving data privacy laws in the U.S. and abroad, which could result in additional costs of compliance, litigation, regulatory fines and enforcement actions. These types of laws, rules and regulations could prohibit or significantly restrict financial services firms such as us from sharing information among affiliates or with third parties such as vendors or service providers, and thereby increase compliance costs, or could restrict our use of personal information when developing or offering products or services to customers. These restrictions could also inhibit our development or marketing of certain products or services, or increase the costs of offering them to customers. For more information concerning our legal and regulatory obligations with respect to privacy and cybersecurity, please see the “Privacy and Cybersecurity” discussion within Item 1. “Business” and the “Technology Risks” discussion within in Item 1. “Risk Factors.”
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
Our operations rely on our ability, and the ability of key external parties, to maintain appropriately staffed workforces, and on the competence, trustworthiness, health and safety of employees.
Our ability to operate our businesses efficiently and profitably, to offer products and services that meet the expectations of our clients and customers, and to maintain an effective risk management framework is highly dependent on our ability to staff our operations appropriately and on the competence, integrity, health and safety of our employees. We are similarly dependent on the workforces of other parties on which our operations rely, including vendors and other service providers. Our businesses could be materially and adversely affected by the ineffective implementation of business decisions; any failure to institute controls that appropriately address risks associated with business activities; or appropriately train employees with respect to those risks and controls; staffing shortages, particularly in tight labor markets. In addition, our business could be adversely impacted by a significant operational breakdown or failure, theft, fraud or other unlawful conduct or other negative outcomes caused by human error or misconduct by an employee of us or of another party on which our operations depend. Our operations could also be impaired if the measures taken by us or by governmental authorities to help ensure the health and safety of our employees are ineffective, or if any external party on which we rely fails to take appropriate and effective actions to protect the health and safety of its employees.
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
Certain accounting policies are critical to presenting our reported financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. The Company’s critical accounting estimates include: the allowance for credit losses; fair value measurements; intangible assets; mortgage servicing rights; and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the allowance provided; recognize significant losses on assets carried at fair value; recognize significant impairment on our goodwill, other intangible assets or deferred tax asset balances; significantly increase our accrued income taxes; or

significantly decrease the value of our MSRs. Any of these actions could adversely affect our reported financial condition and results of operations.
If the models that we use in our business perform poorly or provide inadequate information, our business or results of operations may be adversely affected.
We utilize quantitative models and machine learning models to assist in measuring risks and estimating or predicting certain financial values. Models may be used in processes such as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, forecasting financial performance, predicting losses, improving customer services, maintaining adherence to laws and regulations, assessing capital adequacy, calculating regulatory capital levels, preventing fraud, strengthening customer authentication processes, generating marketing analytics, prospecting leads and estimating the value of financial instruments and balance sheet items. Poorly designed, implemented or managed models present the risk that our business decisions that consider information based on such models will be adversely affected due to the inadequacy or inaccuracy of that information, which may lead to losses, damage our reputation and adversely affect our reported financial condition and results of operations. Also, information we provide to the public or to our regulators based on poorly designed, implemented or managed models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our shareholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient.
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
On January 21, 2025, the U.S. Treasury began taking extraordinary measures to prevent a default on U.S. government debt, which measures are expected to continue until such time as the U.S. Congress increases the debt ceiling. However, it is unclear how long such extraordinary measures will forestall a default in the event of extended Congressional negotiations or inaction. A U.S. government debt default would have material adverse impact on our business and financial performance, including a decrease in the value of Treasury bonds and other government securities held by us, which could negatively impact our capital position and our ability to meet regulatory requirements. Other negative impacts could be volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty. Some of these impacts might occur even in the absence of an actual default but as a consequence of extended political negotiations around the threat of such a default and a government shutdown.
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
A significant portion of our operations is located in the areas bordering the Gulf region and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southeastern U.S. that are susceptible to tornadoes and other severe weather events. In particular, in recent years, a number of severe hurricanes impacted areas in our footprint. Many areas in the Southeastern U.S. have also experienced severe droughts and floods in recent years. Any of these, or any other severe weather event, could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. In some cases, we have taken preemptive measures in an effort to mitigate certain of these adverse effects, such as maintaining insurance that includes coverage for resultant losses and expenses where possible, though these measures cannot fully mitigate all future risks. We cannot be sure that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that our insurers will not deny coverage as to any future claim. In addition, such measures cannot predict the nature, timing or level of severe weather events or prevent the disruption that a catastrophic earthquake, fire, hurricane, tornado or other severe weather event could cause to the markets that we serve and any resulting adverse impact on our customers, such as hindering our borrowers’ ability to timely repay their loans and diminishing the value of any collateral held by us. Man-made disasters and other events connected with the Gulf region or Atlantic Ocean, such as oil spills, could have similar effects.
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
Responding to concerns around climate change provides us with potential new avenues through which we can support our stakeholders but also exposes us to risks associated with the transition to a lower-carbon economy. Such risks may result from changes in policies, laws and regulations, technologies, or market preferences relating to climate change. These changes could materially and negatively impact our business, results of operations, financial condition and our reputation, in addition to having a similar impact on our customers, vendors and suppliers. Federal and state regulatory authorities, investors and other third parties have increasingly scrutinized the business activities of financial institutions and the relationship of those activities to climate change (including such institutions’ involvement or their customers’ involvement in certain industries or projects associated with climate change, as well as any decisions to conduct or change activities in response to considerations relating to climate change), which may result in financial institutions facing increased pressure regarding the disclosure and management of climate risks and related lending and investment activities. As a result, we may face increased scrutiny related to our ability to demonstrate resilience to potential climate-related risks, including systemic risks posed by operational disruptions and external demands. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices, including inconsistent (and sometimes conflicting) perspectives or requirements, may result in higher regulatory, compliance, credit and reputational risks and costs. Due to the divergent views of stakeholders, we are at an increased risk that any action, or lack thereof, by us concerning our response to climate change will be perceived negatively by some stakeholders, which could adversely impact our reputation and business. In addition, the transition to a lower-carbon economy could indirectly subject us to specific risks through our borrowers' exposure to changes in commodity prices. For more information see the “We are subject to ESG risks that could adversely affect our business, reputation and the trading price of our common stock” and “Weakness in commodity businesses could adversely affect our performance” risk factors above.
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
Regions regularly tests and assesses its environment so it can update and maintain its systems and controls to mitigate the risks from cyber threats and vulnerabilities. These include risk assessments and penetration testing as well as testing against security controls. Layered security controls are designed and maintained to complement each other and enhance risk mitigation efforts. Regions is aiming to continue to develop and enhance controls, processes and technology to respond to evolving disruptive technology and to protect its systems from attacks or unauthorized access. In addition, Regions’ TPRM function establishes the risk-based framework that governs all associates, subsidiaries, and affiliates who are engaged in the sourcing, planning, risk assessment, due diligence, contracting, ongoing monitoring, and governance of vendor engagements, including those that present cybersecurity risks for Regions. The TPRM framework includes the initial inherent-risk assessment conducted at onboarding and the applicable due diligence risk assessments, based on the engagement’s risk profile. Upon completion of the applicable due diligence, the contract is constructed and negotiated, with efforts made to ensure appropriate terms are in place to further mitigate the risks presented. Thereafter, each engagement is reassessed on the established cadence associated with the inherent-risk tier, and performance scorecards are completed to to denote material changes in the engagement.
Risk Management and Strategy. As a company that deals with large volumes of sensitive customer information and financial transactions, Regions treats cybersecurity risk as a key operational risk within its enterprise-wide risk management framework. As part of this framework, Regions utilizes the "Three Lines of Defense" concept to clearly designate risk management activities within the Company, and this concept is applicable to cybersecurity risk (see the “Risk Management” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K). To manage cybersecurity risk, the Company has designed and implemented an IS Program that is led by our Chief Information Security Officer. The IS Program includes information security policies, procedures, and controls designed to prevent, detect, limit and respond to cyber-attacks or other similar incidents which might impact Regions' technologies, systems, and networks. Regions' IS Program is designed and implemented to substantially align with standards promulgated by the NIST. Regions' Information Security Policy establishes technical, administrative, and physical control directives that are implemented to protect informational assets from reasonably foreseeable risks and threats. The IS Program is supplemented by cybersecurity operations that protect the integrity and availability of information systems. As discussed above, Regions' TPRM function also conducts due diligence and ongoing oversight of the Company’s third-party vendors. The Company maintains a Cyber Incident Response Plan, which is part of broader business continuity planning and the Crisis Management Program, to help the Company respond to a possible data breach.
The Company engages with external experts and advisors, as needed, to review, enhance, and support our IS Program. For example, third parties may be used to assist in the event of a breach or to mitigate certain threats to Regions' environment. Internally, the Company regularly provides associates with cybersecurity training and education at least annually. To bolster these practices, Regions maintains cybersecurity insurance, which is reviewed annually, to cover potential financial losses from cyber events. In addition, Regions participates in information sharing organizations to gather and share information with peer banks and other financial institutions to better prepare and protect its information systems from attack.
Governance. Regions’ system of internal controls also incorporates an organization-wide protocol for the reporting and escalation of cybersecurity matters, including to management and the Board. The Board also receives updates on the Company’s enterprise services, which includes resilience, information technology, and cybersecurity. The Board considers both business and technical resilience, cybersecurity and technological innovation, and privacy considerations, along with related risk considerations and mitigation efforts, within the Company’s strategic plan. The Board is actively engaged in the oversight of Regions’ continuous efforts to reinforce and enhance its operational resilience and receives education on the cybersecurity landscape. The Board oversees the management of cybersecurity and related risks primarily through its Risk Committee, which is supported at the management level by the ERMC, ORC, and TOROC which fall under the Risk Committee's purview. The Board's Risk Committee annually reviews and approves Regions' Information Security Policy; reviews information and regular reports on the topic from members of management on at least a quarterly basis; and recommends actions and other steps to be taken, as it deems appropriate. Additionally, the Board’s Audit Committee periodically receives reports on the IS Program prepared by the Chief Information Security Officer and the Company's Risk Management and Internal Audit functions. The Board’s Technology Committee is charged with oversight of the overall role of technology in executing Regions’ business strategy and coordinates with the Risk Committee on risk assessment and management associated with technology-related strategic investments, major technology vendor relationships, and risks associated with information technology and security activities. The Board annually reviews the IS Program and, through its various committees, is briefed at least quarterly on cybersecurity matters. In addition, our management follows a risk-based escalation process to notify the Audit Committee and Risk Committee outside of the regular reporting cycle when they identify an emerging or risk or material issue.
Our Chief Information Security Officer, who has close to two decades of experience in the cybersecurity field, including leadership roles at multiple financial services organizations, has primary responsibility for our IS Program.
Cybersecurity Incidents. We have not experienced any material losses relating to cybersecurity threats or incidents for the year ended December 31, 2024. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, see the “Technology Risks” discussion within in Item 1. “Risk Factors”.
Item 2. Properties
Regions’ corporate headquarters occupy the main banking facility of Regions Bank, located at 1900 Fifth Avenue North, Birmingham, Alabama 35203.
At December 31, 2024, Regions Bank, Regions’ banking subsidiary, operated 1,253 banking offices. At December 31, 2024, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.
See Item 1. “Business” of this Annual Report on Form 10-K for a list of the states in which Regions Bank’s branches are located.
Item 3. Legal Proceedings
The information presented in the Legal Contingencies section of Note 23 "Commitments, Contingencies and Guarantees" of the Notes to Consolidated Financial Statements, which is included in Item 8. of this Annual Report on Form 10-K is incorporated herein by reference. see Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements of this Annual Report on Form 10-K
Item 4. Mine Safety Disclosures.
Not applicable.

Information About Our Executive Officers
Information concerning the Executive Officers of Regions as of February 21, 2025, is set forth below.

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since
John M. Turner, Jr.	63	Chairman, President and Chief Executive Officer of registrant and Regions Bank. Previously served as Head of Corporate Banking Group of registrant and Regions Bank and as South Region President of Regions Bank. Prior to joining Regions, served as President of Whitney National Bank and Whitney Holding Corporation.	2011
David J. Turner, Jr.	61	Senior Executive Vice President and Chief Financial Officer of registrant and Regions Bank.	2010
Kate R. Danella	46	Senior Executive Vice President and Head of Consumer Banking Group of registrant and Regions Bank. Previously served as Chief Strategy and Client Experience Officer; Head of Strategic Planning & Consumer Bank Products and Origination Partnerships; and as Head of Strategic Planning and Corporate Development of registrant and Regions Bank. Previously served as Head of Private Wealth Management of Regions Bank. Prior to joining Regions, served as Vice President of Capital Group Companies.	2018
David R. Keenan	57	Senior Executive Vice President and Chief Administrative and Human Resources Officer of registrant and Regions Bank. Previously served as Chief Human Resources Officer of registrant and Regions Bank.	2010
C. Dandridge Massey	54	Senior Executive Vice President and Chief Enterprise Operations and Technology Officer of registrant and Regions Bank. Previously served as Head of Digital and Contact Center Banking and Head of Enterprise Technology Strategic Services at Truist Bank.	2022
Tara A. Plimpton	56	Senior Executive Vice President, Chief Legal Officer and Corporate Secretary of registrant and Regions Bank. Previously served as General Counsel of registrant and Regions Bank. Prior to joining Regions, served as Vice President and General Counsel of GE Global Operations and as General Counsel of GE Energy Connections.	2020
William D. Ritter	54	Senior Executive Vice President and Head of Wealth Management Group of registrant and Regions Bank. Director of Highland Associates, Inc.	2010
Brian R. Willman	52	Senior Executive Vice President and Head of Corporate Banking Group of registrant and Regions Bank. Previously served as Head of Commercial Banking of registrant and Regions Bank.	2024
Russell Zusi	50	Senior Executive Vice President and Chief Risk Officer of registrant and Regions Bank. Prior to joining Regions, served as Co-head of Global Compliance and Operational Risk and Global Technology and Operations Chief Risk Officer, and previously as Credit Review Executive, of Bank of America Corp.	2024

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Regions common stock, par value $.01 per share, is listed for trading on the NYSE under the symbol RF. Information relating to compensation plans under which Regions' equity securities are authorized for issuance is presented in Part III, Item 12. As of February 20, 2025, there were 33,446 holders of record of Regions common stock (including participants in the Broadridge Direct Stock Purchase and Dividend Reinvestment Plan for Regions Financial Corporation).
Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2024, are set forth in Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. On December 10, 2024, the Board authorized an extension of the common stock repurchase program through the fourth quarter of 2025.
The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2024. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1-31, 2024	1,762,867	$23.82	1,762,867	$1,904,952,464
November 1-30, 2024	635,715	$23.60	635,715	$1,889,942,945
December 1-31, 2024	—	$—	—	$1,889,942,945
Total Fourth Quarter	2,398,582	$23.76	2,398,582	$1,889,942,945
_____
(1) Average price paid does not reflect the 1 percent excise tax charged on public company share repurchases.

COMMON STOCK PERFORMANCE GRAPH
The graph below compares the yearly percentage change in the cumulative total return of Regions common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Banks Index for the past five years. This presentation assumes that the value of the investment in Regions’ common stock and in each index was $100 and that all dividends were reinvested. In accordance with the rules of the SEC, this section, captioned “Common Stock Performance Graph,” is not incorporated by reference into any of our future filings made under the Securities Exchange Act of 1934 (Exchange Act) or the Securities Act of 1933 (Securities Act). The Common Stock Performance Graph, including its accompanying table and footnotes, is not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.

$250
$200
$150
$100
$50
12/31/2019
12/30/2020
12/30/2021
12/30/2022
12/31/2023
12/31/2024
Period Ending
Regions
S&P 500 Index
S&P 500 Banks Index

	Cumulative Total Return
	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Regions	$100.00	$98.37	$137.12	$140.29	$132.30	$168.05
S&P 500 Index	100.00	118.39	152.34	124.73	157.48	196.85
S&P 500 Banks Index	100.00	86.25	116.81	94.38	104.72	144.74

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
Management believes the following sections provide an overview of several of the most relevant matters necessary for an understanding of the financial aspects of Regions' business, particularly regarding its 2024 results. Cross references to more detailed information regarding each topic within MD&A and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.
Economic Environment in Regions' Banking Markets
After what is expected to be full-year 2024 growth of around 2.8 percent, Regions' baseline forecast anticipates real GDP growth of 2.2 percent in 2025. Though the economy grew at a robust pace in 2024, performance across individual sectors varied considerably. Interest rates rose over the latter part of 2024, reflecting persistent inflation pressures and uncertainty over looming policy changes. The Company's baseline forecast anticipates real GDP growth settling back toward the pre-pandemic trend rate of growth over coming quarters. There is considerable uncertainty around any forecast for 2025 made before the specific details of changes to fiscal, trade, immigration, and regulatory policy are made known.
The pace of job growth slowed over the course of 2024 reflecting a slower pace of hiring amongst firms as opposed to a rising pace of layoffs. The combination of slowing job growth and rapid growth in the supply of labor pushed the unemployment rate higher in 2024. While Regions' forecast anticipates further moderation in the pace of job growth, it also anticipates much slower growth in the supply of labor, in part reflecting likely changes to immigration policy. These two factors should leave the unemployment rate relatively unchanged from where it ended 2024, with an expected annual average rate of 4.2 percent for 2025.
Despite slowing job growth, aggregate labor earnings, the largest component of personal income, have continued to grow at a rate faster than inflation, which is expected to remain the case through 2025. This will continue to act as a support for consumer spending, and Regions' forecast anticipates growth in consumer spending will align more closely with growth in after-tax income than has been the case over the past few years. Nonetheless, the divide in spending patterns across the various income cohorts that has developed over recent quarters will likely persist in 2025.
Still-soft global economic growth and uncertainty around looming policy changes have acted as headwinds for the manufacturing sector. Business capital spending has been somewhat limited in range, but the Company's forecast anticipates faster growth over the back half of 2025, in part reflecting expectations there will be a push to enhance labor productivity. Additionally, what is anticipated to be a more conducive regulatory environment could trigger a meaningful pick-up in merger and acquisition activity in 2025.
Mortgage rates moved higher along with yields on longer-dated U.S. Treasury securities during the fourth quarter of 2024, dealing a setback to construction and sales of new single family homes. Builders have been able to facilitate sales via aggressive use of incentives, including mortgage rate buydowns, but have been more focused on paring down spec inventories. As such, construction starts of new single family homes tailed off over the second half of 2024 and Regions' forecast anticipates further declines in 2025.
Though the FOMC cut the Fed funds rate at their final meeting of 2024, it signaled a slower pace of rate cuts in 2025. Inflation pressures have proven to be more persistent than had been anticipated, and while having some concerns about cooling labor market conditions, FOMC members perceive growing upside risks to their inflation forecasts. Regions' baseline forecast anticipates two twenty-five basis point funds rate cuts in 2025, though the timing of any cuts remains somewhat uncertain, particularly given the perceived inflation impacts of looming changes to fiscal, trade, and immigration policy. To the extent there is less relief on the rates front than anticipated, potential downside risks from certain pockets of commercial real estate and the volume of debt in the non-financial corporate sector coming up for refinancing over coming quarters will continue to loom over the outlook.
Patterns of economic activity within the Regions footprint are expected to be broadly similar to those seen for the U.S. as a whole. As the Company anticipated, the pace of domestic in-migration into the Regions footprint slowed in 2024, likely reflecting a less dynamic labor market and challenging housing market conditions. Still, this left the pace of domestic in-migration in line with pre-pandemic norms, and growth in total population in the footprint continued to easily outpace the national average, and that also remains the case with growth in nonfarm payrolls. Some of the metro areas which had seen the largest cumulative increases over the prior few years have begun to see house prices decline, but underlying demand, in part reflecting above-average population growth, will help stem the extent of any such declines. Also, given the extent to which house prices have risen over recent years in these markets, the declines in house prices do not threaten to push owners into negative equity positions.
The economic environment, as described above, impacted Regions' forecast utilized in calculating the ACL as of December 31, 2024. See the "Allowance" section for further information.

2024 Results
Regions reported net income available to common shareholders of $1.8 billion or $1.93 per diluted share in 2024 compared to net income available to common shareholders of $2.0 billion or $2.11 per diluted share in 2023.
Net interest income (taxable-equivalent basis) totaled $4.9 billion in 2024 compared to $5.4 billion in 2023. The net interest margin (taxable-equivalent basis) was 3.54 percent in 2024, reflecting a 36 basis point decrease from 2023. The decreases in net interest income and net interest margin were primarily driven by higher funding costs, which included an increase in deposit costs due to continued re-mixing. Partially offsetting the increase in funding costs was higher asset yields benefiting from the maturity and continued replacement of lower-yielding, fixed-rate loans and securities. See Table 2 "Volume and Yield/Rate Variances" for further details.
The provision for credit losses totaled $487 million in 2024 compared to $553 million in 2023. The provision for credit losses was higher than net charge-offs by $29 million in 2024. The decrease in the provision for credit losses was driven primarily by asset quality normalization. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
Non-interest income improved slightly, totaling $2.3 billion in both 2024 and 2023. The improvement was driven by increases in most categories, led by capital markets income. These increases were largely offset by net securities losses and decreased card and ATM fees. See Table 3 "Non-Interest Income" for further details.
Non-interest expense was $4.2 billion in 2024 and $4.4 billion in 2023. The decrease was driven by declines in operational losses, FDIC insurance assessments primarily related to the special assessment initially recognized in 2023, and miscellaneous expenses. The declines were partially offset by an increase in salaries and employee benefits. See Table 4 "Non-Interest Expense" for further details.
Regions' effective tax rate was 19.6 percent in 2024 compared to 20.5 percent in 2023. See the "Income Taxes" section for further details.
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
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of December 31, 2024, Regions repurchased approximately 34 million shares of common stock under this program, which reduced shareholders' equity by $614 million. On December 10, 2024, the Board authorized an extension of the common stock repurchase program through the fourth quarter of 2025.
For more information, refer to the following additional sections within this Form 10-K:
•"Shareholders' Equity" discussion in MD&A
•"Regulatory Requirements" section of MD&A
•Note 14 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements
Regulatory Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. Under the Basel III Rules, Regions is designated as a standardized approach bank. The Basel III Rules maintain the minimum guidelines for Regions to be considered well-capitalized for Tier 1 capital and Total capital at 6.0% and 10.0%, respectively. At December 31, 2024, Regions’ Tier 1 capital and Total capital ratios were estimated to be 12.17% and 14.06%, respectively.
The Basel III Rules also officially defined CET1. Regions' CET1 ratio at December 31, 2024 was estimated to be 10.80%.
For more information, refer to the following additional sections within this Form 10-K:
•“Supervision and Regulation” discussion within Item 1. Business

•"Regulatory Requirements" section of MD&A
•Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements
Loan Portfolio and Credit
During 2024, total loans decreased by $1.7 billion or 1.7 percent compared to 2023. The decrease was primarily driven by a decline in the commercial portfolio of $1.2 billion. The decline in commercial loans, specifically commercial and industrial loans, is due to lower line of credit utilization and loans refinanced off the Company's balance sheet through the debt capital markets. Refer to the "Portfolio Characteristics" section for further discussion.
Net charge-offs totaled $458 million, or 0.47 percent of average loans, in 2024, compared to $397 million, or 0.40 percent in 2023, driven by an increase in commercial and industrial and commercial investor real estate mortgage net charge-offs. The allowance was 1.79 percent of total loans, net of unearned income at December 31, 2024, an increase from 1.73 percent at December 31, 2023. The coverage ratio of allowance to non-performing loans excluding held for sale was 186 percent at December 31, 2024, compared to 211 percent at December 31, 2023.
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
At the end of 2024, Regions Bank had $7.8 billion in cash on deposit with the Federal Reserve Bank and the loan-to-deposit ratio was 76 percent. Cash and cash equivalents at the parent company totaled $2.4 billion. Cash at the Federal Reserve increased from December 31, 2023.
At December 31, 2024, the Company’s borrowing capacity with the Federal Reserve was $21.6 billion based on available collateral. Borrowing availability with the FHLB was $10.2 billion based on available collateral at the same date. Regions also maintains a shelf registration statement with the SEC that can be utilized by the Company to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time.
Regions is required to conduct liquidity stress testing and measure its available sources of liquidity against minimums as established by Regions' internal liquidity policy. Regions was fully compliant with those requirements as of year-end.
For more information, refer to the following additional sections within this Form 10-K:
•“Supervision and Regulation” discussion within Item 1. Business
•“Borrowed Funds” discussion within the “Balance Sheet Analysis” section of MD&A
•“Regulatory Requirements” section of MD&A
•“Liquidity” discussion within the “Risk Management” section of MD&A
•Note 11 "Borrowed Funds" to the consolidated financial statements
GENERAL
The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on operations for the years 2024 and 2023; in addition, financial information for prior years will also be presented when appropriate.
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
CRITICAL ACCOUNTING ESTIMATES AND RELATED POLICIES
In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with GAAP, regulatory guidance, where applicable, and general banking practices. Estimates and assumptions most significant to Regions are related primarily to the allowance, fair value measurements, intangible assets (goodwill and other identifiable intangible assets), MSRs measured at fair value, and income taxes, and are summarized in the following discussion and in the notes to the consolidated financial statements.
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
The allowance is sensitive to a number of internal factors, such as changes in the mix and level of loan balances outstanding, portfolio performance and assigned risk ratings. The allowance is also sensitive to external factors such as the general health of the economy, as evidenced by changes in interest rates, inflation, GDP, unemployment rates, changes in real estate demand and values, volatility in commodity prices, bankruptcy filings, and the effects of weather and natural disasters such as droughts, floods and hurricanes.
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
It is difficult to estimate how potential changes in any one economic factor might affect the overall allowance because a wide variety of factors and inputs are considered in the allowance estimate. Changes in the factors and inputs may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical alternate economic forecast, Regions estimated the allowance using a scenario that was one standard deviation unfavorable to the expected scenario for each macroeconomic variable. This unfavorable scenario resulted in an allowance approximately 15 percent higher than the allowance using the expected scenario.
Similar to the scenarios above, it is difficult to estimate how potential changes in credit risk factors might affect the overall allowance because of the wide variety of credit risk factors that are considered in estimating the allowance. Changes in risk ratings may not occur at the same rate and may not be consistent across product or industry types. Regions conducted a separate sensitivity analysis considering deteriorating conditions for commercial and investor real estate portfolio factors by stressing key portfolio drivers relative to the baseline portfolio conditions. Regions stressed risk ratings by one downgrade for commercial and investor real estate loans. This scenario resulted in an allowance approximately 20 percent higher for the commercial and investor real estate portfolios.
Fair Value Measurements
A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include debt securities available for sale, mortgage loans held for sale, equity investments (with and without readily determinable market values), residential MSRs, commercial MSRs through non-DUS agency programs and derivative assets and liabilities. From time to time, the estimation of fair value also affects other loans held for sale, which are recorded at the lower of cost or fair value. Fair value determination is also relevant for certain other assets such as foreclosed property and other real estate, which are recorded at the lower of the recorded investment in the loan/property or fair value, less estimated costs to sell the property. For example, the fair value of other real estate is determined based on recent appraisals by third parties and other market information, less estimated selling costs. Adjustments to the appraised value are made if management becomes aware of changes in the fair value of specific properties or property types. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including goodwill and other identifiable intangible assets.
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
Intangible Assets
Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily relationship assets and agency commercial real estate licenses). Goodwill totaled $5.7 billion at both December 31, 2024 and December 31, 2023. Goodwill is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). Goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements for further discussion).
The Company completed its annual goodwill impairment test as of October 1, 2024, by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors, and trends in the banking industry. After assessing the totality of the events and circumstances, the Company determined that it is more likely than not that the fair value of the Corporate Bank, Consumer Bank, and Wealth Management reporting units exceed their respective carrying values. Therefore, a quantitative impairment test was not required. Refer to Note 9 "Intangible Assets" to the consolidated financial statements for additional discussion of goodwill.
Specific factors as of the date of filing the consolidated financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds (refer to Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements for a discussion of current minimum regulatory requirements); future federal rules and regulations (e.g., such as those resulting from the Dodd-Frank Act); and/or significant volatility in interest rates.
Other identifiable intangible assets such as relationship assets and agency commercial real estate licenses are reviewed at least annually (usually in the fourth quarter) for events or circumstances which could impact the recoverability of the intangible asset. These events could include loss of customer relationships, increased competition, or adverse changes in the economy. To the extent an other identifiable intangible asset is deemed unrecoverable, an impairment loss would be recorded to reduce the carrying amount. These events or circumstances, if they occur, could be material to Regions’ operating results for any particular reporting period but the potential impact cannot be reasonably estimated. As of December 31, 2024, the Company’s review indicated there was no impairment in the value of the other identifiable intangible assets.
Mortgage Servicing Rights
Regions has elected to measure and report both its residential MSRs and commercial MSRs through non-DUS agency programs using the fair value method. Although sales of MSRs do occur, MSRs do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the "Fair Value Measurements" section. Specific characteristics of the underlying loans greatly impact the estimated value of the related residential and commercial MSRs. As a result, Regions stratifies its portfolios on the basis of certain risk characteristics, including loan type and contractual note rate, as applicable. Regions values its residential and commercial MSRs using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of MSRs which impacts earnings.
Refer to Note 6 "Servicing of Financial Assets" to the consolidated financial statements for additional information including quantitative disclosures reflecting the effect that changes in management's assumptions would have on the fair value of MSRs.
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
OPERATING RESULTS
NET INTEREST INCOME AND NET INTEREST MARGIN
Net interest income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Both net interest income and net interest margin are influenced by both long-term and short-term market interest rates. Long-term and short-term rates were higher for most of 2024 compared to 2023. Late in the third quarter of 2024, the FOMC decreased the Fed funds rate by approximately 50 basis points and by an additional 25 basis points at the November and December meetings, for a total of 100 basis points. See the "Executive Overview" for a discussion of recent FOMC activity.
Net interest income (taxable-equivalent basis) decreased by $503 million in 2024 compared to 2023, and net interest margin decreased by 36 basis points to 3.54 percent in 2024. This represents a normalization from elevated post-pandemic levels. The decreases in net interest income and net interest margin were driven primarily by higher funding costs in a prolonged high rate environment. In 2024, funding costs, which includes deposits and wholesale borrowings utilized during the year, increased to 1.73 percent compared to 1.19 percent in 2023. The increase in funding costs was driven by higher deposit costs due to continued deposit remixing as depositors moved into higher interest earning products, albeit at a slower pace than the remixing experienced in 2023. Deposit costs increased to 1.56 percent for 2024 compared to 0.99 percent for 2023.
Partially offsetting the increase in funding costs were higher asset yields benefiting from the maturity and continued replacement of lower-yielding, fixed-rate loans and securities. The Company's loan yields are primarily influenced by short-term interest rates such as 30-day term SOFR, which averaged 5.19 percent in 2024 compared to 4.98 percent in 2023. Additionally, fixed-rate lending production, which contains significant residential mortgage fixed-rate exposure, benefited from higher middle and long-term rates. The Company also continued its reinvestment strategy in the securities portfolio and executed multiple, distinct debt securities repositioning transactions. As a result, the debt securities yield increased to 2.89 percent in 2024 from 2.38 percent in 2023. See Table 6 for more information.
See also the "Market Risk-Interest Rate Risk" section in Management's Discussion and Analysis for additional information.

Table 1 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 1—Consolidated Average Daily Balances and Yield/Rate Analysis

	Year Ended December 31
	2024			2023			2022
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	5.25%	$—	$—	—%	$—	$—	—%
Debt securities (2)(3)	31,989	925	2.89	31,467	749	2.38	31,281	688	2.20
Loans held for sale	610	39	6.30	575	40	6.89	640	36	5.63
Loans, net of unearned income (4)(5)	97,036	5,782	5.93	98,239	5,784	5.86	92,282	4,135	4.46
Interest-bearing deposits in other banks	6,398	344	5.37	6,185	321	5.19	18,396	239	1.30
Other earning assets	1,438	68	4.75	1,389	54	3.87	1,379	51	3.69
Total earning assets	137,472	7,158	5.18	137,855	6,948	5.02	143,978	5,149	3.56
Unrealized gains/(losses) on securities available for sale, net (2)	(2,614)			(3,392)			(2,166)
Allowance for loan losses	(1,616)			(1,498)			(1,442)
Cash and due from banks	2,727			2,271			2,321
Other non-earning assets	17,912			17,781			16,701
	$153,881			$153,017			$159,392
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,332	15	0.12	$14,165	16	0.12	$15,940	19	0.12
Interest-bearing checking	24,090	395	1.64	23,319	282	1.21	26,830	72	0.27
Money market	34,586	930	2.69	32,364	615	1.90	31,876	80	0.25
Time deposits	15,471	631	4.08	10,545	342	3.24	5,578	26	0.47
Total interest-bearing deposits (6)	86,479	1,971	2.28	80,393	1,255	1.56	80,224	197	0.25
Federal funds purchased and securities sold under agreements to repurchase	15	—	4.74	13	1	5.41	10	—	3.73
Short-term borrowings	723	40	5.24	1,776	95	5.26	—	—	—
Long-term borrowings	4,352	279	6.34	3,437	226	6.51	2,328	119	5.08
Total interest-bearing liabilities	91,569	2,290	2.50	85,619	1,577	1.84	82,562	316	0.38
Non-interest-bearing deposits(6)	40,136	—	—	46,150	—	—	56,469	—	—
Total funding sources	131,705	2,290	1.73	131,769	1,577	1.19	139,031	316	0.23
Net interest spread (2)			2.68			3.18			3.18
Other liabilities	4,653			4,708			3,858
Shareholders’ equity	17,484			16,522			16,503
Noncontrolling interest	39			18			—
	$153,881			$153,017			$159,392
Net interest income/margin on a taxable-equivalent basis (7)		$4,868	3.54%		$5,371	3.90%		$4,833	3.36%
_______
(1)Amounts have been calculated using whole dollar values and the prevailing interest accrual methodology.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $7 million, hedging expense of $1 million, and hedging income of $41 million for the years ended December 31, 2024, 2023 and 2022, respectively. Hedging income for the year ended December 31, 2022 reflects strategies designed to accelerate hedge notional maturities through the use of pay fixed swaps. Benefits migrated to cash flow hedges from loans in the first quarter of 2023.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $420 million and $236 million and hedging income of $140 million for the years ended December 31, 2024, 2023 and 2022, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $142 million, $130 million and $109 million for the years ended December 31, 2024, 2023 and 2022 , respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equaled 1.56% , 0.99% and 0.14% for the years ended December 31, 2024, 2023 and 2022, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 2 "Volume and Yield/Rate Variances" provides additional information with which to analyze the changes in net interest income.
Table 2— Volume and Yield/Rate Variances

	2024 Compared to 2023			2023 Compared to 2022
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in millions)
Interest income on:
Debt securities	$13	$163	$176	$4	$57	$61
Loans held for sale	2	(3)	(1)	(4)	8	4
Loans, including fees	(71)	69	(2)	281	1,368	1,649
Interest-bearing deposits in other banks	11	12	23	(245)	327	82
Other earning assets	2	12	14	—	3	3
Total earning assets	(43)	253	210	36	1,763	1,799
Interest expense on:
Savings	(1)	—	(1)	(3)	—	(3)
Interest-bearing checking	10	103	113	(11)	221	210
Money market	45	270	315	1	534	535
Time deposits	186	103	289	41	275	316
Total interest-bearing deposits	240	476	716	28	1,030	1,058
Federal funds purchased and securities sold under agreements to repurchase	—	(1)	(1)	—	1	1
Short-term borrowings	(55)	—	(55)	95	—	95
Long-term borrowings	59	(6)	53	67	40	107
Total interest-bearing liabilities	244	469	713	190	1,071	1,261
Increase (decrease) in net interest income	$(287)	$(216)	$(503)	$(154)	$692	$538
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
The mix of earning assets can affect the interest rate spread. Regions’ primary types of earning assets are loans and investment securities. Certain types of earning assets have historically generated larger spreads; for example, loans typically generate larger spreads than other assets, such as securities or interest-bearing deposits in other banks. Average earning assets in 2024 totaled $137.5 billion, a decrease of $383 million as compared to the prior year, primarily due to a modest decline in loans, net of unearned income, partially offset by growth in debt securities and interest-bearing deposits in other banks. See the "Loans" and "Debt Securities" sections for further details.
The mix of interest-bearing liabilities can also affect the interest spread. Funding for Regions’ earning assets comes from interest-bearing and non-interest-bearing sources. As previously discussed, in 2024 the Company continued to experience a remixing of deposits into higher-interest-bearing categories, albeit at a slower pace. Higher balances within these categories contributed to the overall increase in funding costs.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management's judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. During 2024, the provision for credit losses totaled $487 million and net charge-offs were $458 million. This compares to a provision for credit losses of $553 million and net charge-offs of $397 million in 2023.
For further discussion and analysis of the total allowance for credit losses, see the "Allowance for Credit Losses" and “Risk Management” sections found later in this report. See also Note 5 "Allowance for Credit Losses" to the consolidated financial statements.

NON-INTEREST INCOME
Table 3—Non-Interest Income

	Year Ended December 31			Change 2024 vs. 2023
	2024	2023	2022	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$612	$592	$641	$20	3.4%
Card and ATM fees	467	504	513	(37)	(7.3)%
Capital markets income	348	222	339	126	56.8%
Investment management and trust fee income	338	313	297	25	8.0%
Mortgage income	146	109	156	37	33.9%
Investment services fee income	157	138	122	19	13.8%
Commercial credit fee income	111	105	96	6	5.7%
Bank-owned life insurance	102	78	62	24	30.8%
Market valuation adjustments on employee benefit assets	25	15	(45)	10	66.7%
Insurance proceeds (1)	—	—	50	—	NM
Securities gains (losses), net	(208)	(5)	(1)	(203)	NM
Other miscellaneous income	167	185	199	(18)	(9.7)%
	$2,265	$2,256	$2,429	$9	0.4%
_______
NM- Not meaningful.
(1) In the third quarter of 2022, the Company settled a previously disclosed matter with the CFPB. The Company received an insurance reimbursement in the fourth quarter of 2022 related to the settlement.
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, treasury management fees and other customer transaction-related service charges. Service charges increased modestly in 2024 compared to 2023, driven by an increase in fees from treasury management services. Partially offsetting the increase was a decline in overdraft fees as a result of recent overdraft-related policy enhancements.
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
On December 12, 2024, the CFPB adopted a final rule that caps overdraft fees in line with a benchmark fee of $5 or an amount that covers an institution's costs and losses using a standard set forth in the rules. Alternatively, an institution can charge higher overdraft fees by complying with the standard regulatory requirements governing other loans, including credit cards. The final rule is currently scheduled to take effect on October 1, 2025. However, under the presidential memorandum entitled “Regulatory Freeze Pending Review,” rules with future effective dates may be re-evaluated. Therefore, though the Company will continue to monitor and evaluate potential impact, the nature and timing of future developments that may potentially impact this or other CFPB rules and proposals cannot be predicted.
Card and ATM Fees
Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. Card and ATM fees decreased in 2024 compared to 2023, driven by credit card rewards liability adjustments combined with higher trending rewards utilization, as well as a decline in foreign ATM revenue due to elimination of balance inquiry fees in February 2024.
Capital Markets Income
Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income increased in 2024 compared to 2023, impacted by a benefit from less negative credit/debit valuation adjustments due to rate and spread movements. Additionally, all other categories of capital markets income were higher year-over-year due to increased transaction volume and deal activity.

Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increase in mortgage income in 2024 compared to 2023 was due primarily to an increase in servicing income due to bulk purchases of the rights to service $6.2 billion of residential mortgage loans in the third quarter of 2023 and $8 billion of residential mortgage loans at the end of the first quarter of 2024 and an increase in mortgage production and margins sold to the agencies. These increases were offset by a reduction in the valuation of MSRs and related hedges.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased in 2024 compared to 2023 due to strong advisor production.
Bank-owned Life Insurance
Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Bank-owned life insurance income increased during 2024 compared to 2023 driven primarily by increased claim volume.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. The adjustments are offset in salaries and benefits and other non-interest expense.
Securities Gains (Losses), Net
Net securities gains (losses) primarily result from the Company's asset/liability and capital management processes. In 2024, the Company sold debt securities and reinvested the proceeds at higher current market yields, incurring $205 million in total pre-tax losses. See Table 5 "Debt Securities" for more information. An additional $3 million in losses was incurred associated with the sale of certain employee benefit assets.
Table 4—Non-Interest Expense

	Year Ended December 31			Change 2024 vs 2023
	2024	2023	2022	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$2,529	$2,416	$2,318	$113	4.7%
Equipment and software expense	406	412	392	(6)	(1.5)%
Net occupancy expense	278	289	300	(11)	(3.8)%
Outside services	162	163	157	(1)	(0.6)%
Marketing	110	110	102	—	—%
Professional, legal and regulatory expenses	94	85	263	9	10.6%
Credit/checkcard expenses	59	60	66	(1)	(1.7)%
FDIC insurance assessments	109	228	61	(119)	(52.2)%
Visa class B shares expense	32	28	24	4	14.3%
Operational losses	95	212	56	(117)	(55.2)%
Early extinguishment of debt	—	(4)	—	4	100.0%
Branch consolidation, property and equipment charges	3	7	3	(4)	(57.1)%
Other miscellaneous expenses	365	410	326	(45)	(11.0)%
	$4,242	$4,416	$4,068	$(174)	(3.9)%
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased in 2024 compared to 2023 primarily due to an increase in incentives, base salaries, and benefits expenses. Salaries and employee benefits were also impacted by an increase in market valuation adjustments on employee benefit assets that are offset in non-interest income. Full-time equivalent headcount decreased to 19,644 at December 31, 2024 from 20,101 at December 31, 2023.
Professional, Legal and Regulatory Expenses
Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses increased in 2024 compared to 2023 due to accruals for legal and regulatory matters in the first quarter of 2024, partially offset by lower other professional fees.

FDIC Insurance Assessments
FDIC insurance assessments decreased in 2024 compared to 2023 primarily resulting from the special assessment that was initially recorded in 2023.
Federal law requires that any losses to the FDIC’s DIF related to the protection of uninsured depositors under the Systemic Risk Exception be repaid by a special assessment on IDIs. In the fourth quarter of 2023, the FDIC finalized a special assessment related to the two March 2023 bank failures, which was required to be recognized as the accrual of a liability and related expense in the fourth quarter of 2023 of $119 million. In late February 2024, the FDIC published revised loss estimates related to the failures, increasing the estimated loss to the DIF. Based on updated information provided by the FDIC, Regions increased the special assessment accrual during 2024 by $16 million. The total special assessment is to be paid in ten quarterly installments that began with the invoice for the first quarter of 2024 (received in June 2024) and are deductible for income taxes.
In addition to the reduction in accruals for the special assessment, favorability in the base assessment which was driven by higher levels of unsecured debt and cash as well as lower exposures in higher risk assets, further drove the year-over-year decrease in FDIC insurance assessments.
Operational Losses
Operational losses include losses related to fraud, execution, delivery and process management, and damage to physical assets. Operational losses decreased in 2024 compared to 2023 primarily due to check fraud that occurred in the second and third quarters of 2023.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses decreased in 2024 compared to 2023 due primarily to lower pension related costs and a reduction for a contingent reserve release in the second quarter of 2024 related to a prior acquisition.
INCOME TAXES
The Company’s income tax expense for the year ended December 31, 2024 was $461 million compared to $533 million in 2023, resulting in effective tax rates of 19.6% and 20.5%, respectively. The decrease in the effective tax rate for 2024 was primarily due to lower pre-tax income in 2024 as compared to 2023, causing tax preferential items to have a more favorable impact to the effective tax rate.
The effective tax rate is affected by many factors including, but not limited to, the level of pre-tax income, the mix of income between various tax jurisdictions with differing tax rates, enacted tax legislation, net tax benefits related to affordable housing investments, bank-owned life insurance income, tax-exempt interest and nondeductible expenses. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as the termination of certain leveraged leases, share-based payments, valuation allowance changes and changes to UTBs. Accordingly, the comparability of the effective tax rate between periods may be impacted.
At December 31, 2024, the Company reported a net deferred tax asset of $775 million compared to $741 million at December 31, 2023.
See Note 1 "Summary of Significant Accounting Policies" and Note 19 "Income Taxes" to the consolidated financial statements for additional information about income taxes.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and shareholders' equity categories.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $3.9 billion from $6.8 billion at December 31, 2023 to $10.7 billion at December 31, 2024 resulting from an increase in cash balances on deposit with the Federal Reserve Bank driven primarily by FHLB advances utilized in 2024. Cash balances were also impacted by a decline in loans. See the "Loans", "Liquidity" and "Borrowed Funds" sections for more information.

DEBT SECURITIES
The following table details the carrying values of debt securities, including both held to maturity and available for sale, as of December 31:
Table 5—Debt Securities

	2024	2023
	(In millions)
U.S. Treasury securities	$2,003	$1,223
Federal agency securities	444	1,043
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	22,865	17,611
Commercial agency	4,597	7,822
Commercial non-agency	82	83
Corporate and other debt securities	658	1,074
	$30,651	$28,858
Debt securities, which comprise approximately 22 percent of earning assets, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company, as much of the portfolio is highly liquid. Additionally, some of the securities portfolio is eligible to be used as collateral for funding of various types of borrowings. See the "Liquidity" section for more information on these arrangements. Also see the "Market Risk-Interest Rate Risk" section for more information.
Debt securities held to maturity constituted approximately 14 percent of the securities portfolio at December 31, 2024. The Company reclassified securities with an amortized cost, excluding items recognized in OCI, of $2.5 billion and $2.0 billion, in the third and fourth quarters of 2024, respectively, from available for sale into held to maturity to reduce the volatility in AOCI in preparation for expected, upcoming changes to regulatory guidance as discussed in the "Regulatory Requirements" section. See also Note 3 "Debt Securities" for additional information.
Debt securities available for sale, constituted approximately 86 percent of the securities portfolio at December 31, 2024. Regions maintains a highly-rated securities portfolio consisting primarily of agency MBS. Regions’ investment policy emphasizes credit quality and liquidity. Debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 98 percent of the investment portfolio at December 31, 2024. All other debt securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 2 percent of total debt securities at December 31, 2024.
Debt securities increased $1.8 billion from December 31, 2023 to December 31, 2024 as the Company purchased $750 million of residential agency MBS securities with proceeds from a debt issuance in the second quarter of 2024 and an additional $1.0 billion of residential agency MBS securities and U.S Treasury securities with proceeds from a debt issuance in the third quarter of 2024 (see Note 11 "Borrowed Funds"). Additionally, four distinct securities repositioning transactions occurred during 2024 involving the sale of mostly shorter-duration commercial agency MBS and replacement with residential agency MBS with favorable prepayment profiles. The intent was to maintain the securities portfolio duration that would otherwise shorten naturally. Proceeds from the sales were reinvested at higher market yields. Through these transactions, in 2024, the Company sold approximately $4.3 billion of debt securities available for sale and realized approximately $205 million in pre-tax losses.
The average life of the debt securities portfolio at December 31, 2024 was estimated to be 6.1 years, with a duration of approximately 4.5 years. These metrics compare with an estimated average life of 5.5 years and a duration of approximately 4.5 years for the portfolio at December 31, 2023.

Table 6 "Relative Contractual Maturities" details the contractual maturities of debt securities, including held to maturity and available for sale, and the related weighted-average yields.
Table 6— Relative Contractual Maturities

	Debt Securities Maturing as of December 31, 2024
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
U.S. Treasury securities	$131	$1,495	$372	$5	$2,003
Federal agency securities	—	—	330	114	444
Obligations of states and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Residential agency	6	75	859	21,925	22,865
Commercial agency	247	2,293	1,841	216	4,597
Commercial non-agency	—	—	—	82	82
Corporate and other debt securities	196	436	24	2	658
	$580	$4,299	$3,426	$22,346	$30,651
Weighted-average yield (1)	2.20%	2.76%	3.30%	3.13%	3.08%
_________
(1)The weighted-average yields are calculated on the basis of the yield to maturity based on the carrying value of each debt security. The yields presented in Table 1 are calculated based on the amortized cost of each debt security and yields earned throughout each year. Yields are calculated based on whole dollar amounts.
LOANS HELD FOR SALE
The following table presents Regions’ loans held for sale by type at December 31:
Table 7—Loans Held for Sale

	2024	2023
	(In millions)
Commercial	$372	$208
Residential first mortgage	222	184
Consumer and other performing	—	5
Non-performing	—	3
	$594	$400
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
LOANS
GENERAL
Loans, net of unearned income, represented 70 percent of interest-earning assets as of December 31, 2024 compared to 74 percent as of December 31, 2023. Lending at Regions is generally organized along three portfolio segments: commercial loans (including commercial and industrial, and owner-occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity lines and loans, consumer credit card, other consumer—exit portfolios, and other consumer loans).

The following table illustrates a year-over-year comparison of loans, net of unearned income, by portfolio segment and class as of December 31:
Table 8—Loan Portfolio

	2024	2023
	(In millions, net of unearned income)
Commercial and industrial	$49,671	$50,865
Commercial real estate mortgage—owner-occupied	4,841	4,887
Commercial real estate construction—owner-occupied	333	281
Total commercial	54,845	56,033
Commercial investor real estate mortgage	6,567	6,605
Commercial investor real estate construction	2,143	2,245
Total investor real estate	8,710	8,850
Residential first mortgage	20,094	20,207
Home equity lines	3,150	3,221
Home equity loans	2,390	2,439
Consumer credit card	1,445	1,341
Other consumer—exit portfolios	4	43
Other consumer	6,089	6,245
Total consumer	33,172	33,496
	$96,727	$98,379
The following table details the contractual maturities for loans as of December 31, 2024. In instances of contractual deferral, the new contractual maturity is used to determine maturity as outlined in the allowance section of Note 1 "Summary of Significant Accounting Policies".
Table 9— Loan Maturities

	Loans Maturing as of December 31, 2024
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
	(In millions)
Commercial and industrial	$10,198	$31,814	$6,450	$1,209	$49,671
Commercial real estate mortgage—owner-occupied	332	1,817	2,534	158	4,841
Commercial real estate construction—owner-occupied	17	94	159	63	333
Total commercial	10,547	33,725	9,143	1,430	54,845
Commercial investor real estate mortgage	3,487	2,963	117	—	6,567
Commercial investor real estate construction	300	1,842	1	—	2,143
Total investor real estate	3,787	4,805	118	—	8,710
Residential first mortgage	11	227	2,552	17,304	20,094
Home equity lines	142	1,278	1,714	16	3,150
Home equity loans	6	197	1,453	734	2,390
Consumer credit card	1,445	—	—	—	1,445
Other consumer—exit portfolios	2	2	—	—	4
Other consumer	160	830	1,994	3,105	6,089
Total consumer	1,766	2,534	7,713	21,159	33,172
	$16,100	$41,064	$16,974	$22,589	$96,727

The following table shows the distribution of those loans with maturities greater than one year between predetermined and variable interest rate loans as of December 31, 2024.
Table 10- Loan Distribution by Rate Type

	Predetermined Rate	Variable Rate (1)
	(In millions)
Commercial and industrial	$13,397	$26,076
Commercial real estate mortgage—owner-occupied	2,660	1,849
Commercial real estate construction—owner-occupied	155	161
Total commercial	16,212	28,086
Commercial investor real estate mortgage	206	2,874
Commercial investor real estate construction	1	1,842
Total investor real estate	207	4,716
Residential first mortgage	17,722	2,361
Home equity lines	—	3,008
Home equity loans	2,384	—
Other consumer—exit portfolios	2	—
Other consumer	5,675	254
Total consumer	25,783	5,623
	$42,202	$38,425
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
PORTFOLIO CHARACTERISTICS
Loans, net of unearned income, decreased $1.7 billion year over year, primarily due to decreases in the commercial and industrial portfolio class. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital.
The following sections describe the composition of the portfolio segments and classes disclosed in Table 9, explain changes in balances from year-end 2023 and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, and certain loan products. See Note 4 "Loans" and Note 5 "Allowance for Credit Losses" to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans for use in customers' normal business operations to finance working capital needs, equipment purchases, expansion projects and acquisitions. Regions' commercial loans generally mature within a five-year period with applicable amortization based on the underlying collateral or financing purpose. Typical loan structures consist of revolving and non-revolving lines of credit, amortizing term loans, guidance facilities, and single-pay loans, further tailored to meet the specific needs of the customer. These loans frequently have a covenant package combination inclusive of applicable debt service coverage, leverage, and liquidity measurements.
Underwriting of commercial loans includes the assessment of the financial performance and profile, management experience and capability, industry position and outlook, the applicability of the transactional structure, as well as the repayment enhancement provided by collateral, guarantees, and ownership or sponsorship. Any forward view of operating performance is tested against applicable stressors that may include revenue decline, margin compression, and interest rate hikes.
Commercial and industrial loans decreased $1.2 billion since year-end 2023, due to lower line of credit utilization and loans refinanced off the Company's balance sheet through the debt capital markets. Throughout 2024, the decline in commercial and industrial loans was broad-based as shown in Table 11.
The commercial portfolio also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing on real estate assets, and are repaid by cash generated by business operations. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. These owner-occupied real estate and real estate construction loans generally mature within a 10 year period and with amortization periods reflecting the longer life of the underlying collateral. Typical structure is an amortizing term loan, though construction loans are short-term, monitored, non-revolving draw facilities. These loans frequently have a covenant package combination consistent with the underwriting of commercial loans, inclusive of applicable debt service coverage, leverage, and liquidity measurements.
Underwriting for owner-occupied real estate and real estate construction loans is consistent with the underwriting of commercial loans, with particular attention to the enhancement provided by the underlying real estate collateral.
Real estate appraisals, for both commercial and IRE loans, are performed in accordance with regulatory guidelines. In some cases, reports from automated valuation services are used or internal evaluations are performed. An appraisal is ordered and reviewed prior to loan closing, and a new appraisal or evaluation is generally ordered when market conditions indicate a potential decline in the value of the collateral, or when the loan is either modified, renewed, or deteriorates to a certain level of credit weaknesses.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in Table 11. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ IRE portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total IRE loans decreased $140 million in comparison to year-end 2023 balances.
IRE loans generally mature within a three-to-seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term loan structures include annually testing operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, and/or LTV tests. Construction and land development loans generally mature in 12 to 24 months for acquisition and development, to 42 to 60 months for construction and contain full or partial recourse guarantee structures with 12 to 24 month extension options or roll-to-permanent financing options that often result in term loans.
Underwriting on IRE properties is based on the economic viability of the project with significant consideration given to the creditworthiness and experience of the sponsor, who is responsible for managing the property. The Company generally requires that the owner, who provides the capital to purchase the property, infuse their equity prior to any advances. Re-margining requirements (e.g., required equity infusions upon a decline in value or cash flow of the collateral) are often included in the loan agreement along with required guarantees of the sponsor.

The following tables provide detail of Regions' commercial and IRE lending balances in selected industries as of December 31.
Table 11—Commercial and Investor Real Estate Industry Exposure

	2024
	Loans	Unfunded Commitments	Total Exposure	Percent of Balance
	(In millions)
Commercial:
Administrative, support, waste and repair	$1,306	$751	$2,057	2.0%
Agriculture	211	142	353	0.3%
Educational services	3,229	875	4,104	4.0%
Energy	1,322	3,484	4,806	4.7%
Financial services	8,463	9,308	17,771	17.4%
Government and public sector	3,121	437	3,558	3.5%
Healthcare	3,338	2,480	5,818	5.7%
Information	2,186	1,115	3,301	3.2%
Manufacturing	5,037	5,138	10,175	9.9%
Professional, scientific and technical services	1,970	1,736	3,706	3.6%
Real estate (1)	8,857	9,110	17,967	17.6%
Religious, leisure, personal and non-profit services	1,579	852	2,431	2.4%
Restaurant, accommodation and lodging	1,285	216	1,501	1.5%
Retail trade	2,604	1,908	4,512	4.4%
Transportation and warehousing	3,655	1,645	5,300	5.2%
Utilities	2,329	3,223	5,552	5.4%
Wholesale goods	4,232	3,371	7,603	7.4%
Other (2)	121	1,677	1,798	1.8%
Total commercial	$54,845	$47,468	$102,313	100%
Investor real estate:
Hotel	$188	$18	$206	1.8%
Industrial	808	160	968	8.5%
Land	74	49	123	1.1%
Multi-family	3,834	1,417	5,251	46.2%
Office	1,325	34	1,359	12.0%
Retail	314	2	316	2.8%
Single-family/condo	668	467	1,135	10.0%
Data center	215	32	247	2.2%
Self storage	16	1	17	0.1%
Other (2)	1,268	482	1,750	15.3%
Total investor real estate	$8,710	$2,662	$11,372	100%

	2023 (3)
	Loans	Unfunded Commitments	Total Exposure	Percent of Balance
	(In millions)
Commercial:
Administrative, support, waste and repair	$1,461	$916	$2,377	2.3%
Agriculture	239	208	447	0.4%
Educational services	3,502	827	4,329	4.2%
Energy	1,484	3,349	4,833	4.7%
Financial services	7,562	8,428	15,990	15.5%
Government and public sector	3,161	414	3,575	3.5%
Healthcare	3,216	2,478	5,694	5.5%
Information	2,791	1,250	4,041	3.9%
Manufacturing	4,789	5,122	9,911	9.6%
Professional, scientific and technical services	2,328	1,799	4,127	4.0%
Real estate (1)	9,166	9,219	18,385	17.8%
Religious, leisure, personal and non-profit services	1,562	630	2,192	2.1%
Restaurant, accommodation and lodging	1,408	289	1,697	1.7%
Retail trade	2,764	2,327	5,091	4.9%
Transportation and warehousing	3,486	1,858	5,344	5.2%
Utilities	3,044	2,732	5,776	5.6%
Wholesale goods	4,006	3,768	7,774	7.5%
Other (2)	64	1,511	1,575	1.6%
Total commercial	$56,033	$47,125	$103,158	100%
Investor real estate:
Hotel	$218	$5	$223	1.8%
Industrial	740	141	881	7.1%
Land	109	38	147	1.2%
Multi-family	3,483	2,103	5,586	45.3%
Office	1,426	64	1,490	12.1%
Retail	340	4	344	2.8%
Single-family/condo	698	591	1,289	10.4%
Data center	321	12	333	2.7%
Self storage	16	3	19	0.2%
Other (2)	1,499	531	2,030	16.4%
Total investor real estate	$8,850	$3,492	$12,342	100%
_______
(1)"Real estate" includes REITs, which are unsecured commercial and industrial products that are real estate related. This portfolio is well diversified, generally has low leverage with strong access to liquidity, and the REITs included in this portfolio are primarily investment or near investment grade.
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

The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following table provides detail of these loans:
Table 12— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	December 31, 2024
	Loan Balance	Percent of Total (1)
	(In millions)
Residential homebuilders	$1,081	7.1%
Apartments	4,371	28.6%
Industrial	2,287	15.0%
Data center	332	2.2%
Diversified	1,740	11.4%
Business offices	1,473	9.6%
Residential land	55	0.4%
Retail	1,458	9.5%
Healthcare	1,129	7.4%
Hotel	785	5.1%
Commercial land	19	0.1%
Self Storage	296	1.9%
Other	260	1.7%
Total (2)	$15,286	100%
_______
(1)Amounts calculated based on whole dollar values.
(2)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.
Portfolios that are experiencing higher risk due to conditions such as inflationary pressures, higher interest rates, and adverse underlying market fundamentals resulting in rising vacancies and reductions in net effective rents are identified as portfolios of interest. These portfolios have an increased focus through credit management and monitoring in order to accurately capture risk and enhance strategies for positive resolutions. Included within Table 11 above, the business offices, senior housing (included within healthcare), and trucking (including within transportation and warehousing) portfolios are considered by Regions to be portfolios of interest. The multi-family portfolio that was previously identified as a portfolio of interest was removed in the fourth quarter of 2024 as Regions does not expect near term losses nor has there been a significant amount of downward migration to non-performing status. Recent and potential future interest rate cuts should ease pressure on borrowers across the entire loan portfolio. See Table 13 below for more details on these portfolios, as well as the allowance discussion following Table 16.
Table 13—Portfolios of Interest

	As of and for the Twelve Months Ended December 31, 2024
	Office (1)	Senior Housing (2)	Trucking (3)
	(Dollars in millions)
Commitments	$1,546	$1,215	$1,941
Loan balance	$1,473	$1,077	$1,514
Loan balance as a percent of total loans	1.5%	1.1%	1.6%
Non-performing loans	$241	$114	$105
Charge-offs	$32	$10	$35
Related allowance for credit losses to loans	7.5%	3.7%	5.4%
___
(1) Approximately 89 percent of the office portfolio was secured, with approximately 60 percent of secured balances located in the South region of the U.S, of which 90% were Class A properties. Additionally, the IRE office portfolio had a weighted-average LTV of approximately 69 percent at December 31, 2024, based upon appraisal at origination or most recent received, and a stressed weighted-average LTV of approximately 85 percent as of January 7, 2025, based upon GreenStreet's Commercial Property Price Index. No new loan originations are being contemplated in this portfolio.
(2) Senior housing herein represents the CRE portfolio and excludes approximately $147 million in non-real estate commercial loans in the senior housing sector. Client activity in senior housing has been limited for several years as the portfolio has recovered from the vacancy rate lows of 2020-2021, but signs of improvement have been observed with expected improvements continuing in 2025.
(3) Considered a portfolio of interest as trucking companies have been working through one of the most prolonged downturns in the U.S. domestic freight market, recent measures of freight demand remained mostly positive. While there is optimism for the industry, the recovery in 2025 is expected to be gradual. Regions' strategy remains primarily centered around larger, existing clients and slowing originations of smaller trucking deals at this point in the cycle.

Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Total residential first mortgage loans decreased $113 million in comparison to year-end 2023 balances.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased $71 million in comparison to year-end 2023 balances, as payoffs and paydowns continue to outpace production. Substantially all of this portfolio was originated through Regions' branch network.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of December 31, 2024. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 14—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2025	$78	2.47%	$73	2.33%	$151
2026	102	3.23%	106	3.37%	208
2027	253	8.04%	214	6.79%	467
2028	248	7.86%	160	5.11%	408
2029	106	3.36%	77	2.44%	183
2030-2034	600	19.06%	1,029	32.65%	1,629
2035-2039	4	0.13%	4	0.12%	8
Thereafter	7	0.22%	6	0.18%	13
Revolving Loans Converted to Amortizing	50	1.60%	33	1.04%	83
Total	$1,448	45.97%	$1,702	54.03%	$3,150
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

Table 15—Estimated Current Loan to Value Ranges

	December 31, 2024
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$63	$2	$—	$1	$—
Above 80% - 100%	1,799	2	3	9	11
80% and below	17,898	1,430	1,687	1,883	484
Data not available	334	14	12	2	—
	$20,094	$1,448	$1,702	$1,895	$495

	December 31, 2023
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:					`
Above 100%	$57	$2	$—	$2	$—
Above 80% - 100%	1,822	3	2	5	7
80% and below	17,981	1,567	1,619	2,055	365
Data not available	347	15	13	5	—
	$20,207	$1,587	$1,634	$2,067	$372
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. Consumer credit card increased $104 million from year-end 2023 driven by both active account and balance per account growth.
Other Consumer—Exit Portfolios
Exit portfolios primarily include lending initiatives through third parties consisting of loans made through automotive dealerships. Regions ceased originating new loans related to these businesses prior to 2020 and therefore the portfolio balances have been in run-off.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $156 million from year-end 2023 driven by a decline in certain direct lending channels and a slight decline in consumer home improvement lending.
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
ALLOWANCE
The allowance represents management's best estimate of expected losses over the life of the loan portfolio and consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments includes items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance totaled $1.7 billion at December 31, 2024, September 30, 2024 and December 31, 2023, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios.
Regions' quarterly allowance estimation process utilizes loss forecasting models for pooled loans, specific reserves for significant individually evaluated non-performing loans, and qualitative adjustments for items not captured by the models including specific adjustments and general imprecision. Key inputs to Regions' loss forecasting models include, but are not limited to, loan risk ratings (commercial and investor real estate loans), maturity date, days past due and FICO scores (consumer loans), collateral values securing loans, and Regions' internally prepared economic forecast. Changes in any of these factors, assumptions, or the availability of new information, could require the allowance to be adjusted in future periods, perhaps materially. Outputs from the loss forecasting models, in combination with Regions' qualitative framework and other analyses, inform management in its estimation of Regions' expected credit losses to ensure the overall allowance estimate is appropriate from both a bottom-up and top-down perspective. Actual losses could vary, perhaps materially, from management’s estimates. See Note 1 "Summary of Significant Accounting Policies" for more information.

The December 31, 2024 allowance was flat compared to September 30, 2024. The stable allowance resulted from increases in specific reserves driven by non-performing loans in portfolios of interest, offset by decreases due to moderate improvement in the economic forecast and decreases in qualitative adjustments as more of the portfolio risk was captured in the forecasting models and specific reserves. The following sections provide additional details on the key components of the allowance.
Base economic forecast
In deriving any forecast, Regions benchmarks its internal forecast with external forecasts and external data available. Regions' December 2024 baseline forecast was stable compared to the September 2024 forecast. While job and wage growth are slowing, growth in labor earnings is expected to continue to outpace inflation. Global uncertainty and soft growth have acted as a headwind for manufacturing and business capital spending has been somewhat limited, but the Company expects faster growth in the back half of 2025. Core inflation is expected to slow further but remain above the FOMC's 2.0 percent target rate through 2025. The risks to the base economic forecast are considered to be balanced. See the Economic Environment in Regions' Banking Markets discussion in the "Executive Overview" section for additional information.
Table 16 below reflects a range of macroeconomic factors utilized in the base economic forecast over the two-year R&S forecast period as of December 31, 2024. The unemployment rate is the most significant macroeconomic factor among the allowance models and is expected to remain relatively consistent over the forecast period.
Table 16— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		December 31, 2024
	4Q2024	1Q2025	2Q2025	3Q2025	4Q2025	1Q2026	2Q2026	3Q2026	4Q2026
Unemployment rate	4.2%	4.2%	4.3%	4.3%	4.2%	4.1%	4.1%	4.0%	3.9%
Real GDP, annualized % change	2.5%	2.2%	2.0%	2.3%	2.2%	1.9%	2.0%	1.9%	1.9%
HPI, year-over-year % change	3.1%	2.6%	2.4%	1.8%	1.4%	1.5%	1.7%	1.9%	2.2%
CPI, year-over-year % change	2.6%	2.3%	2.3%	2.7%	2.6%	2.6%	2.5%	2.4%	2.3%
Portfolio credit metrics and specific reserves
Credit metrics are monitored throughout each quarter and are a key consideration in the allowance process. In the fourth quarter of 2024, overall asset quality continued to perform within the Company's expectations. Commercial and investor real estate criticized balances increased approximately $24 million, which included a decrease in classified balances of $192 million compared to the third quarter of 2024.
Non-performing loans, excluding held for sale, increased approximately $107 million compared to the third quarter of 2024. The increase in non-performing loans was primarily due to credits in previously identified portfolios of interest. The increase in non-performing loans therefore resulted in higher specific reserves in the fourth quarter. See Table 19 for more details regarding non-performing assets.
Qualitative adjustments
While it is the intent of Regions' quantitative allowance methodologies to reflect all risk factors, including incremental risk in portfolios identified as under stress, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Regions' qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. In the fourth quarter of 2024, the general imprecision component remained stable as there were no significant changes in the level of uncertainty in the economic scenario or in the models' performance.
The qualitative framework also has specific adjustment components which are reserves meant to capture specific issues or events that management believes are not adequately captured in the model outcomes. In the fourth quarter of 2024, Regions maintained qualitative adjustments for certain commercial real estate sectors due to elevated interest rates, vacancy rates and potential declining property values, as well as for certain consumer portfolios where stabilization to historical averages is still anticipated. While qualitative adjustments were maintained in the fourth quarter of 2024, they were reduced from the third quarter of 2024 due to more of the risk being captured in the loss forecasting models and specific reserve estimates, as well as additional portfolio stability resulting in less uncertainty in some portfolios.

Details regarding the allowance and net charge-offs, including an analysis of activity from previous year's totals, are included in Table 17 "Allowance for Credit Losses".
Table 17—Allowance for Credit Losses

	Twelve Months Ended December 31
	2024	2023	2022
	(Dollars in millions)
Allowance for loan losses at January 1	$1,576	$1,464	$1,479
Cumulative effect from change in accounting guidance (1)	—	(38)	—
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	1,576	1,426	1,479

Loans charged-off:
Commercial and industrial	257	195	102
Commercial real estate mortgage—owner-occupied	4	2	5
Commercial real estate construction—owner-occupied	—	—	—
Commercial investor real estate mortgage	42	—	5
Residential first mortgage	2	1	1
Home equity lines	3	3	5
Home equity loans	—	1	1
Consumer credit card	63	52	40
Other consumer—exit portfolios	1	50	18
Other consumer	189	186	198
	561	490	375
Recoveries of loans previously charged-off:
Commercial and industrial	57	50	47
Commercial real estate mortgage—owner-occupied	2	2	3
Commercial real estate construction—owner-occupied	1	—	—
Commercial investor real estate mortgage	3	—	2
Residential first mortgage	3	1	5
Home equity lines	6	7	12
Home equity loans	—	1	2
Consumer credit card	8	8	8
Other consumer—exit portfolios	1	3	5
Other consumer	22	21	28
	103	93	112
Net charge-offs (recoveries):
Commercial and industrial	200	145	55
Commercial real estate mortgage—owner-occupied	2	—	2
Commercial real estate construction—owner-occupied	(1)	—	—
Commercial investor real estate mortgage	39	—	3
Residential first mortgage	(1)	—	(4)
Home equity lines	(3)	(4)	(7)
Home equity loans	—	—	(1)
Consumer credit card	55	44	32
Other consumer—exit portfolios	—	47	13
Other consumer	167	165	170
	458	397	263
Provision for loan losses	495	547	248
Allowance for loan losses at December 31	1,613	1,576	1,464
Reserve for unfunded credit commitments at January 1	124	118	95
Provision for (benefit from) unfunded credit losses	(8)	6	23
Reserve for unfunded credit commitments at December 31	116	124	118
Allowance for credit losses at December 31	$1,729	$1,700	$1,582
Loans, net of unearned income, outstanding at end of period	$96,727	$98,379	$97,009
Average loans, net of unearned income, outstanding for the period	$97,036	$98,239	$92,282

	Twelve Months Ended December 31
	2024	2023	2022
Net loan charge-offs (recoveries) as a % of average loans, annualized (2):
Commercial and industrial	0.40%	0.28%	0.11%
Commercial real estate mortgage—owner-occupied	0.04%	—%	0.04%
Commercial real estate construction—owner-occupied	(0.18)%	(0.09)%	(0.03)%
Total commercial	0.37%	0.26%	0.11%
Commercial investor real estate mortgage	0.60%	—%	0.06%
Commercial investor real estate construction	—%	(0.01)%	—%
Total investor real estate	0.45%	(0.01)%	0.04%
Residential first mortgage	(0.01)%	—%	(0.02)%
Home equity lines	(0.08)%	(0.10)%	(0.19)%
Home equity loans	(0.02)%	(0.02)%	(0.05)%
Consumer credit card	4.04%	3.58%	2.72%
Other consumer—exit portfolios	(3.88)%	12.79%	1.75%
Other consumer	2.71%	2.74%	2.99%
Total	0.47%	0.40%	0.29%
Ratios (2):
Allowance for credit losses at end of period to loans, net of unearned income	1.79%	1.73%	1.63%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	186%	211%	317%
_______
(1)See Note 1 to the consolidated financial statements for additional information.
(2)Amounts have been calculated using whole dollar values.
Net charge-offs increased $61 million year-over-year, primarily driven by increases in commercial and industrial and commercial investor real estate mortgage net charge-offs, and partially offset by a decline in net charge-offs in exit portfolios. As noted, economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics in 2025 and beyond.
Allocation of the allowance by portfolio segment and class is summarized as follows:
Table 18—Allowance Allocation

	2024			2023
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)
Commercial and industrial	$49,671	$717	1.44%	$50,865	$697	1.37%
Commercial real estate mortgage—owner-occupied	4,841	108	2.22%	4,887	110	2.25%
Commercial real estate construction—owner-occupied	333	9	2.75%	281	7	2.38%
Total commercial	54,845	834	1.52%	56,033	814	1.45%
Commercial investor real estate mortgage	6,567	216	3.29%	6,605	169	2.56%
Commercial investor real estate construction	2,143	31	1.47%	2,245	36	1.63%
Total investor real estate	8,710	247	2.84%	8,850	205	2.32%
Residential first mortgage	20,094	106	0.53%	20,207	100	0.50%
Home equity lines	3,150	86	2.73%	3,221	80	2.49%
Home equity loans	2,390	27	1.12%	2,439	23	0.94%
Consumer credit card	1,445	122	8.44%	1,341	138	10.24%
Other consumer—exit portfolios	4	—	4.20%	43	1	3.09%
Other consumer	6,089	307	5.05%	6,245	339	5.43%
Total consumer	33,172	648	1.95%	33,496	681	2.03%
Total	$96,727	$1,729	1.79%	$98,379	$1,700	1.73%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of December 31:
Table 19—Non-Performing Assets

	2024	2023
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$408	$471
Commercial real estate mortgage—owner-occupied	37	36
Commercial real estate construction—owner-occupied	5	8
Total commercial	450	515
Commercial investor real estate mortgage	423	233
Total investor real estate	423	233
Residential first mortgage	23	22
Home equity lines	26	29
Home equity loans	6	6
Total consumer	55	57
Total non-performing loans, excluding loans held for sale	928	805
Non-performing loans held for sale	—	3
Total non-performing loans(1)	928	808
Foreclosed properties	14	15
Total non-performing assets(1)	$942	$823
Accruing loans 90+ days past due:
Commercial and industrial	$7	$11
Commercial real estate mortgage—owner-occupied	1	—
Total commercial	8	11
Commercial investor real estate mortgage	—	23
Total investor real estate	—	23
Residential first mortgage(2)	88	61
Home equity lines	16	20
Home equity loans	7	7
Consumer credit card	20	20
Other consumer	27	29
Total consumer	158	137
Total accruing loans 90+ days past due	$166	$171
Non-performing loans(1) to loans and non-performing loans held for sale	0.96%	0.82%
Non-performing loans, excluding loans held for sale(1) to loans	0.96%	0.82%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.97%	0.84%
_________
(1)Excludes accruing loans 90+ days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90+ days or more past due guaranteed loans excluded were $55 million at December 31, 2024 and $34 million at December 31, 2023.
Non-performing loans at December 31, 2024 increased $120 million as compared to year-end 2023 levels primarily due to increases in the industries or property types of office, transportation and warehousing, apartments and retail, partially offset by reductions in information and restaurant, accommodation and lodging. The same economic trends that impact net charge-offs, as discussed above, will impact the future level of non-performing loans. Circumstances related to individually large credits could also result in volatility.

The following tables provide an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 20— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Year Ended December 31, 2024
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$515	$233	$57	$805
Additions	637	330	—	967
Net payments/other activity	(374)	(97)	(2)	(473)
Return to accrual	(44)	—	—	(44)
Charge-offs on non-accrual loans(2)	(251)	(42)	—	(293)
Transfers to held for sale(3)	(9)	(1)	—	(10)
Net loan sales	(24)	—	—	(24)
Balance at end of year	$450	$423	$55	$928

	Non-Accrual Loans, Excluding Loans Held for Sale for the Year Ended December 31, 2023
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$382	$53	$65	$500
Additions	581	189	—	770
Net payments/other activity	(145)	(9)	(8)	(162)
Return to accrual	(107)	—	—	(107)
Charge-offs on non-accrual loans(2)	(188)	—	—	(188)
Transfers to held for sale(3)	(8)	—	—	(8)
Balance at end of year	$515	$233	$57	$805
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
OTHER EARNING ASSETS
Other earning assets consist primarily of investments in Federal Reserve Bank and FHLB stock, marketable equity securities, and other miscellaneous earning assets. The balance at December 31, 2024 totaled $1.6 billion, increasing from $1.4 billion at December 31, 2023 primarily due to an increase of investments in Federal Reserve Bank and FHLB stock. Refer to Note 7 "Other Earning Assets" to the consolidated financial statements for additional information.
RESIDENTIAL MORTGAGE SERVICING RIGHTS AT FAIR VALUE
Residential MSRs increased approximately $101 million from December 31, 2023 to December 31, 2024. The year-over-year increase was primarily due to a bulk purchase of the rights to service $8 billion of residential mortgage loans in the first quarter of 2024. Partially offsetting the increase was higher amortization of servicing rights. An analysis of residential MSRs is presented in Note 6 "Servicing of Financial Assets" to the consolidated financial statements.
OTHER ASSETS
Other assets increased $646 million to $9.5 billion as of December 31, 2024. The increase was primarily due to Regions' Early Pay program which provides customers access to their payroll funds up to two days in advance. Also contributing was an increase in a receivable related to the sale of commercial loans held for sale which fluctuates based on the timing of sale and subsequent settlement, as well as an increase in investments in economic development projects.
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

Deposits are Regions’ primary source of funds, providing funding for 92 percent of average earning assets in both 2024 and 2023. Table 21 "Deposits by Category and by Segment" details year-over-year deposit balance changes on a period-ending basis.
The following table summarizes deposits by category and by segment as of December 31:
Table 21—Deposits by Category and by Segment

	2024	2023
	(In millions)
Non-interest-bearing demand	$39,138	$42,368
Interest-bearing checking	25,079	24,480
Savings	12,022	12,604
Money market—domestic	35,644	33,364
Time deposits	15,720	14,972
	$127,603	$127,788

Consumer Bank segment	$78,637	$80,031
Corporate Bank segment	38,361	36,883
Wealth Management segment	7,736	7,694
Other(1)	2,869	3,180
	$127,603	$127,788
____
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, selected deposits and brokered time deposits). Other deposits include brokered deposits totaling $2.2 billion at December 31, 2024 and $2.4 billion at December 31, 2023.
Total deposits at December 31, 2024 decreased approximately $185 million compared to year-end 2023 levels. Growth in corporate and wealth deposits were overcome by declines in consumer and other deposits. As expected, deposit balances were further impacted by the remixing experienced in 2023, albeit at a slower pace. Non-interest-bearing demand and savings accounts that provide a lower or no interest rate decreased in 2024 while categories that provide a higher interest rate to customers, such as money market and time deposits, grew in 2024. The pace of remixing slowed in the second half of 2024 as competitive rates declined ahead of the reduction in the Fed funds rate in the third quarter and continued with 2 additional rate cuts in the fourth quarter of 2024. Overall the non-interest-bearing mix has remained mostly stable at approximately 31 percent of total deposits at year-end 2024 compared to 33 percent at year-end 2023.
The deposit mix influenced an increase in deposit costs to 156 basis points for 2024, compared to 99 basis points for 2023. The rate paid on interest-bearing deposits increased to 228 basis points for 2024 compared to 156 basis points for 2023. See the “Market Risk-Interest Rate Risk” section for further discussion of these balances.
Regions' deposits are granular and diversified including insured and collateralized deposits, with consumer deposits making up more than 62 percent of the total deposit base. Furthermore, corporate deposits include those that are operational in nature (where the primary use is certain operational services such as clearing, custody, payments or other cash management activities). A significant amount of the Company's deposit base is insured by the FDIC or collateralized, with approximately $10.7 billion in deposits collateralized in public funds or in trusts at December 31, 2024. The amount of estimated uninsured deposits totaled $49.9 billion at December 31, 2024, therefore over 60 percent of total deposits were insured by the FDIC. The granularity of the Company's deposits was also evidenced by an average deposit account balance of approximately $18 thousand at December 31, 2024. The estimates of uninsured deposits and average account size were based on methodologies used in the Company's Call Report, which is prepared on an unconsolidated bank basis.
See the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion on liquidity and interest rates.
Time deposit accounts with balances of $250,000 or more totaled $2.8 billion and $2.6 billion at December 31, 2024 and 2023, respectively.
The following table shows scheduled maturities of estimated uninsured time deposits as of December 31, 2024:
Table 22—Maturity of Uninsured Time Deposits

2024
(In millions)
Uninsured time deposits, maturing in:
3 months or less	$726
Over 3 through 6 months	630
Over 6 through 12 months	155
Over 12 months	94
$1,605

BORROWED FUNDS
Total short-term borrowings increased from zero at December 31, 2023 to $500 million at December 31, 2024 due to the use of FHLB advances. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized. Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a portion of Regions' funding strategy. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
Total long-term borrowings increased approximately $3.7 billion to $6.0 billion at December 31, 2024 due to the use of FHLB borrowings and debt issuances during the second and third quarters of 2024.
See Note 11 "Borrowed Funds" to the consolidated financial statements for further discussion of both short-term and long-term borrowings.
RATINGS
    Table 23 "Credit Ratings" reflects the debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and DBRS.
Table 23—Credit Ratings

As of December 31, 2024
	S&P	Moody’s	Fitch	DBRS (1)
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa1	A-	A
Subordinated debt	BBB	Baa1	BBB+	WR
Regions Bank
Short-term	A-2	P-1	F1	R-1M
Long-term bank deposits	N/A	A1	A	AH
Senior unsecured debt	A-	Baa1	A-	AH
Subordinated debt	BBB+	Baa1	BBB+	A
Outlook	Stable	Stable	Stable	Stable
____
(1) As of March 31, 2024, DBRS withdrew their rating on Regions Financial Corporation's subordinated debt.

On September 16, 2024, Moody's affirmed the Company's senior unsecured debt rating and revised its outlook to stable from negative citing its very strong deposit franchise, sound profitability and conservative asset risk profile.
In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, and acceptability of its letters of credit, thereby potentially adversely impacting Regions’ financial condition and liquidity. See “Risk Factors” for more information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.
SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $17.9 billion at December 31, 2024 as compared to $17.4 billion at December 31, 2023. During 2024, net income increased shareholders' equity by $1.9 billion, cash dividends on common stock reduced shareholders' equity by $895 million. Cash dividends on preferred stock reduced shareholders' equity by $104 million. Changes in AOCI decreased shareholders' equity by $116 million, primarily due to available for sale securities and derivative instruments as a result of changes in market interest rates during 2024. During the third quarter of 2024, the Company issued Series F preferred stock, which increased shareholders' equity by $489 million and redeemed all of the outstanding shares of Series B preferred stock, which decreased shareholders' equity by $500 million. Common stock repurchased during 2024 decreased shareholders' equity by $348 million. These shares were immediately retired upon repurchase and therefore were not included in treasury stock. The cumulative effect from the adoption of new accounting guidance related to the accounting for tax credit investments decreased shareholders' equity by $5 million. See Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements for information.
Subsequent to December 31, 2024, the Company purchased 3.4 million shares for approximately $82 million through February 20, 2025. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.

Total equity included noncontrolling interest of $31 million and $64 million at December 31, 2024 and December 31, 2023, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at December 31, 2024 and December 31, 2023.
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
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022 and will conclude in the first quarter of 2025. At December 31, 2024, the net impact of the addback on CET1 was approximately $102 million or approximately 8 basis points.
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
Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. The Company’s interest rate risk positioning was mostly neutral as of December 31, 2024, and therefore, net interest income increases or declines only modestly from higher or lower interest rates. Hedging activity has reduced the exposure to net interest income late in the rising interest rate cycle as intended. Refer to Table 24 "Interest Rate Sensitivity" for additional details on Regions’ interest rate sensitivity.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The set of alternative interest rate scenarios includes instantaneous parallel rate shifts of various magnitudes. In addition to parallel rate shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
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
As of December 31, 2024, Regions evidenced a mostly balanced, or "neutral" asset/liability position, with an asset duration of approximately 2.5 years and a liability duration of approximately 2.4 years, using historically-informed approximations. While the derivative hedging portfolio and securities portfolio have been recorded on the balance sheet at an unrealized loss, deposit value increases more than offset this loss during the rising rate cycle. The additional value of deposits in a higher rate environment is realized in the form of lower-cost funding when compared with wholesale sources. While balance sheet analysis, particularly EVE analysis, does contemplate the economic value of deposits, the estimated fair value of deposits is equal to their carrying value for certain financial statement footnote disclosures, consistent with industry practices. See Note 21 "Fair Value Measurements" to the consolidated financial statements for additional information.
Recently, pay-fixed fair value hedges and securities transfers from available-for-sale to held-to-maturity classification have been used to reduce AOCI volatility associated with unrealized securities gains and losses. Inclusive of these activities, the total securities portfolio duration is 4.5 years, the available-for-sale securities portfolio duration is 4.2 years, and the held-to-maturity securities portfolio duration is 5.9 years. As pay-fixed fair value hedges are further utilized to manage AOCI volatility, receive-fixed cash flow hedges may be entered as an offset to preserve Regions’ interest rate sensitivity.
As of December 31, 2024, Regions' net interest income profile was mostly neutral to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending December 2025. The estimated exposure associated with the rising and falling rate scenarios in Table 24 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Fed Funds rate, the interest rate on reserve balances, and SOFR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. In either scenario, it is expected that changes in funding costs and balance sheet hedging income will offset the change in asset yields, resulting in little change to net interest income.
Net interest income remains exposed to intermediate and long-term yield curve tenors. While this was a headwind to net interest income during a low rate environment, it represents a tailwind to net interest income growth given higher interest rates today. Elevated, or increasing intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swaps and mortgage rates) will drive yields higher on certain fixed-rate, newly originated or renewed loans, and increase prospective yields on certain investment portfolio purchases. The opposite is true in an environment where intermediate and long-term interest rates fall. Additionally, shifts in the long end of the yield curve will impact securities prepayments and alter the amount of discount accretion and premium amortization in any given period.

The interest rate sensitivity analysis presented below in Table 24 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with monetary policy on industry liquidity levels and the cost of that liquidity, management evaluates the impacts from these key assumptions through sensitivity analysis. Sensitivity calculations are hypothetical and should not be considered predictive of future results.
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet changes in the coming 12 months. Deposit balances and mix have mostly reverted to normal historical patterns and trends. Additional deposit balance outflow of $1 billion would reduce net interest income by $19 million over 12 months in the parallel, instantaneous +100 basis point scenario in Table 24. Conversely, if an additional $1 billion are retained, a positive benefit of $19 million would be expected over 12 months in the parallel, instantaneous +100 basis point scenario in Table 24.
In rising rate scenarios only, management assumes that the mix of deposits will change versus the base case as informed by analyses of prior rate cycles. Currently, however, much of the anticipated mix shift has already occurred or is expected to occur within the baseline scenario, mitigating the amount of additional remixing in higher rate scenarios. The magnitude of the remixing shift is rate dependent and equates to approximately $1.1 billion over 12 months in the parallel, instantaneous +100 basis point scenario in Table 24. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $24 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $24 million in the parallel, instantaneous +100 basis point scenario.
The interest-bearing deposit beta is calibrated using the experience from prior rate cycles and is dynamic across both interest rate level and time. The parallel, instantaneous +100 basis point shock scenario in Table 24 incorporates an incremental beta between 40 and 45 percent when compared to the base case scenario, while the parallel, instantaneous -100 basis point shock scenario incorporates an incremental beta between 35 and 40 percent when compared to the base case scenario. Incremental deposit pricing outperformance or underperformance of 5 percent in a parallel, instantaneous 100 basis point shock would increase or decrease net interest income by approximately $43 million.
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 25 and its accompanying description.
Table 24—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income December 31, 2024(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$46
+ 100 basis points	27
- 100 basis points	(41)
- 200 basis points	(80)

Instantaneous Change in Interest Rates
+ 200 basis points	$(36)
+ 100 basis points	(9)
- 100 basis points	(24)
- 200 basis points	(49)
________
(1)Disclosed interest rate sensitivity levels represent the 12-month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.
(2)Active hedges, including forward starting hedges, are included in the sensitivity analysis to the extent that they fall within the measurement horizon.
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
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 25—Hedging Derivatives by Interest Rate Risk Management Strategy

	December 31, 2024
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)(3)	$2,334	5.2	4.4%	4.0%
Receive fixed/pay variable swaps - borrowings and time deposits(3)	3,150	4.9	2.3%	4.3%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)(3)	$36,660	3.2	3.1%	4.3%
Interest rate options(4)	2,000	3.5
Total derivatives designated as hedging instruments	$44,144

_________
(1)Floating rates represent the most recent fixing for active derivatives and the first forward fixing for future starting derivatives.
(2)Includes forward starting notional with maturity relative to current quarter-end. For more information on notional by year, see Table 26.
(3)All floating rates are SOFR based and may include SOFR conversion spread.
(4)Interest rate options have an average cap strike of 6.22% and a floor of 1.86%.
In the fourth quarter of 2024, the Company added $3.0 billion in forward-starting interest rate swaps (floating rate loan hedges) with a receive rate of 3.6 percent, which will become active in both July 2026 and July 2028 and mature in July 2031. The Company also added $2.0 billion in pay-fixed interest rate swaps (AFS securities hedges) with an average pay rate of 3.9 percent and an average maturity in 2030 to reduce AOCI volatility in the AFS securities portfolio. As an offset to the interest rate risk associated with these pay-fixed fair value hedges, the Company added $2.0 billion in spot-starting receive-fixed interest rate swaps (floating rate loan hedges) with an average receive rate of 3.8 percent and an average maturity in 2030. Cash flow swaps (floating rate loan hedges) typically have a different day count convention than fair value swaps (AFS securities hedges), resulting in a lower fixed rate.

The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly and annual periods.
Table 26—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount
	Quarter Ended	Years Ended
	12/31/2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
	(In millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$19,421	$20,998	$20,175	$18,707	$14,177	$9,226	$7,850	$3,228	$470	$350	$217
Receive variable/pay fixed swaps	803	2,310	2,259	2,025	1,721	1,363	623	623	472	350	217
Net receive fixed/pay variable swaps	$18,618	$18,688	$17,916	$16,682	$12,456	$7,863	$7,227	$2,605	$(2)	$—	$—

Interest rate options	$1,500	$1,999	$2,000	$2,000	$999	$1	$—	$—	$—	$—	$—
_________
(1)Active hedges, including forward-starting hedges, are included in the sensitivity levels disclosed in Table 24 to the extent that they fall within the measurement horizon.
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
The following table summarizes the Company's available sources of liquidity as of December 31, 2024:
Table 27—Liquidity Sources

Availability as of December 31, 2024
(In billions)
Cash at the Federal Reserve Bank(1)	$7.8
Unencumbered investment securities(2)	23.1
FHLB borrowing availability	10.2
Federal Reserve Bank borrowing availability through the discount window	21.6
Total liquidity sources	$62.7
____
(1) Includes small in transit items that may not yet be reflected in the Federal Reserve Bank master account closing balance.
(2) Unencumbered investment securities comprise securities that are eligible as collateral for secured transactions through market channels or are eligible to be pledged to the FHLB, the Federal Reserve discount window, or the Standing Repo Facility.
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At December 31, 2024, Regions had approximately $7.8 billion in cash on deposit with the Federal Reserve Bank and other depository institutions, an increase from approximately $4.2 billion at December 31, 2023, driven by incremental secured and unsecured borrowing to optimize liquidity.
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
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of December 31, 2024, Regions had $500 million in short-term FHLB borrowings, $2.0 billion in long-term FHLB borrowings and had borrowing capacity as shown in Table 27. FHLB borrowing capacity was determined based on eligible securities and loan amounts, as of December 31, 2024, that were pledged as collateral for future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions has additional borrowing availability with the Federal Reserve Bank through the discount window as shown in Table 27. Federal Reserve Bank borrowing capacity is determined based on eligible loan amounts that were pledged as collateral for future borrowing capacity. Also through the Federal Reserve Bank, Regions is an eligible Standing Repo Facility counterparty, which supplements Regions' available channels for monetizing unencumbered securities.
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
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company exceeded minimums and totaled $2.4 billion at December 31, 2024. Overall liquidity risk limits are established by the

Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
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
For a discussion of the process and methodology used to calculate the allowance for credit losses refer to the “Critical Accounting Estimates and Related Policies” section found earlier in this report, Note 1 “Summary of Significant Accounting Policies” and Note 5 "Allowance for Credit Losses" to the consolidated financial statements. Details regarding the allowance for credit losses, including an analysis of activity from the previous year’s total, are included in Table 17 "Allowance for Credit Losses". Also, refer to Table 18 "Allowance Allocation" for details pertaining to management’s allocation of the allowance to each loan category.
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
See Part I, Item 1C. Cybersecurity found earlier in this report for further information.
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
COMPARISON OF 2023 WITH 2022
Refer to the “2023 Results” and "Operating Results" sections of Management's Discussion and Analysis of the Annual Report on Form 10-K for the year ended December 31, 2023, for comparisons of 2023 with 2022.

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
Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.
Regions’ independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page.

REGIONS FINANCIAL CORPORATION

by	/S/ JOHN M. TURNER, JR.
John M. Turner, Jr. Chairman, President and Chief Executive Officer

by	/S/ DAVID J. TURNER, JR.
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Regions Financial Corporation

Opinion on Internal Control over Financial Reporting
We have audited Regions Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Regions Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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
February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Regions Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for credit losses
Description of the Matter
The Company’s loan and lease portfolio and the associated allowance for credit losses (ACL), were $96.7 billion and $1.73 billion as of December 31, 2024, respectively. The provision for credit losses was $487 million for the year ended December 31, 2024. As discussed in Notes 1 and 5 to the consolidated financial statements, the ACL is established to absorb expected credit losses over the contractual life of the loans measured at amortized cost, including unfunded commitments. Management’s measurement of expected losses is driven by loss forecasting models which utilize relevant quantitative information about historical experience, current conditions and the reasonable and supportable economic forecast that affects the collectability of the reported amount. Management’s estimate for the expected credit losses is established through these quantitative factors, as well as qualitative considerations to account for the imprecision inherent in the estimation process. As a result, management may adjust the ACL for the potential impact of qualitative factors through their established framework. Management’s qualitative framework provides for specific model and general imprecision adjustments for such factors as the economic forecast imprecision, potential model imprecision, process imprecision and specific issues or events that Management believes are not adequately captured in the modeled outcomes.

Auditing management’s ACL estimate and related provision for credit losses involved a high degree of complexity in evaluating the expected loss forecasting models and subjectivity in evaluating management’s measurement of the economic forecast used during the reasonable and supportable period and the qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls for establishing the ACL, including: 1) expected loss forecasting models including model validation, monitoring, the completeness and accuracy of key inputs and assumptions used in the models; 2) the development and application of the reasonable and supportable economic forecast; 3) the identification and measurement of qualitative factors.

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

With respect to the identification of qualitative factors, we evaluated the potential impact of imprecision in the quantitative models and hence the need to consider a qualitative adjustment to the ACL for factors which may not be directly measured in the modeled calculations. Regarding measurement of the qualitative factors, with the support of specialists, we evaluated the methodology applied and data utilized by management to estimate the appropriate level of the qualitative factors. We also considered if qualitative adjustments were consistent with external macroeconomic factors and the results produced by the Company’s Credit Review, Internal Audit and Model Validation groups.

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

Birmingham, Alabama
February 21, 2025

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2024	2023
	(In millions, except share data)
Assets
Cash and due from banks	$2,893	$2,635
Interest-bearing deposits in other banks	7,819	4,166
Debt securities held to maturity (estimated fair value of $4,226 and $716, respectively)	4,427	754
Debt securities available for sale (amortized cost of $28,183 and $30,864, respectively)	26,224	28,104
Loans held for sale (includes $234 and $201 measured at fair value, respectively)	594	400
Loans, net of unearned income	96,727	98,379
Allowance for loan losses	(1,613)	(1,576)
Net loans	95,114	96,803
Other earning assets	1,616	1,417
Premises, equipment and software, net	1,673	1,642
Interest receivable	572	614
Goodwill	5,733	5,733
Residential mortgage servicing rights at fair value	1,007	906
Other identifiable intangible assets, net	169	205
Other assets	9,461	8,815
Total assets	$157,302	$152,194
Liabilities and Equity
Deposits:
Non-interest-bearing	$39,138	$42,368
Interest-bearing	88,465	85,420
Total deposits	127,603	127,788
Borrowed funds:
Short-term borrowings	500	—
Long-term borrowings	5,993	2,330
Total borrowed funds	6,493	2,330
Other liabilities	5,296	4,583
Total liabilities	139,392	134,701
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,403,500 shares	1,715	1,659
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—949,510,334 and 963,375,681 shares, respectively	9	10
Additional paid-in capital	11,394	11,757
Retained earnings	9,060	8,186
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(2,928)	(2,812)
Total shareholders’ equity	17,879	17,429
Noncontrolling interest	31	64
Total equity	17,910	17,493
Total liabilities and equity	$157,302	$152,194

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2024	2023	2022
	(In millions, except per share data)
Interest income on:
Loans, including fees	$5,732	$5,733	$4,088
Debt securities	925	749	688
Loans held for sale	39	40	36
Other earning assets	412	375	290
Total interest income	7,108	6,897	5,102
Interest expense on:
Deposits	1,971	1,255	197
Short-term borrowings	40	96	—
Long-term borrowings	279	226	119
Total interest expense	2,290	1,577	316
Net interest income	4,818	5,320	4,786
Provision for credit losses	487	553	271
Net interest income after provision for credit losses	4,331	4,767	4,515
Non-interest income:
Service charges on deposit accounts	612	592	641
Card and ATM fees	467	504	513
Investment management and trust fee income	338	313	297
Capital markets income	348	222	339
Mortgage income	146	109	156
Securities gains (losses), net	(208)	(5)	(1)
Other	562	521	484
Total non-interest income	2,265	2,256	2,429
Non-interest expense:
Salaries and employee benefits	2,529	2,416	2,318
Equipment and software expense	406	412	392
Net occupancy expense	278	289	300
Other	1,029	1,299	1,058
Total non-interest expense	4,242	4,416	4,068
Income before income taxes	2,354	2,607	2,876
Income tax expense	461	533	631
Net income	$1,893	$2,074	$2,245
Net income available to common shareholders	$1,774	$1,976	$2,146
Weighted-average number of shares outstanding:
Basic	916	936	935
Diluted	918	938	942
Earnings per common share:
Basic	$1.94	$2.11	$2.29
Diluted	1.93	2.11	2.28
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2024	2023	2022
	(In millions)
Net income	$1,893	$2,074	$2,245
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of ($192), zero and zero tax effect, respectively)	(562)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($5), ($1) and ($1) tax effect, respectively)	(14)	(1)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	(548)	1	2
Unrealized gains (losses) on securities available for sale:
Unrealized losses on securities transferred to held to maturity during the period (net of $192, zero and zero tax effect, respectively)	562	—	—
Unrealized holding gains (losses) arising during the period (net of ($31), $168 and ($927) tax effect, respectively)	(130)	501	(2,725)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($52), ($1) and zero tax effect, respectively)	(156)	(4)	(1)
Net change in unrealized gains (losses) on securities available for sale, net of tax	588	505	(2,724)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($172), ($43) and ($292) tax effect, respectively)	(511)	(124)	(866)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($106), ($60) and $36 tax effect, respectively)	(314)	(176)	104
Net change in unrealized gains (losses) on derivative instruments, net of tax	(197)	52	(970)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of $9, ($21) and $7 tax effect, respectively)	18	(61)	33
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($8), ($11) and ($11) tax effect, respectively)	(23)	(34)	(27)
Net change from defined benefit pension plans and other post employment benefits, net of tax	41	(27)	60
Other comprehensive income (loss), net of tax	(116)	531	(3,632)
Comprehensive income (loss)	$1,777	$2,605	$(1,387)
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2022	2	$1,659	942	$10	$12,189	$5,550	$(1,371)	$289	$18,326	$—
Net income	—	—	—	—	—	2,245	—	—	2,245	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(3,632)	(3,632)	—
Cash dividends declared	—	—	—	—	—	(692)	—	—	(692)	—
Preferred stock dividends	—	—	—	—	—	(99)	—	—	(99)	—
Impact of common stock share repurchases	—	—	(8)	—	(230)	—	—	—	(230)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	29	—	—	—	29	—
Other	—	—	—	—	—	—	—	—	—	4
BALANCE AT DECEMBER 31, 2022	2	$1,659	934	$10	$11,988	$7,004	$(1,371)	$(3,343)	$15,947	$4
Cumulative effect from change in accounting guidance	—	—	—	—	—	28	—	—	28	—
Net income	—	—	—	—	—	2,074	—	—	2,074	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	531	531	—
Cash dividends declared	—	—	—	—	—	(822)	—	—	(822)	—
Preferred stock dividends	—	—	—	—	—	(98)	—	—	(98)	—
Impact of common stock share repurchases	—	—	(16)	—	(252)	—	—	—	(252)	—
Impact of common stock transactions under compensation plans, net	—	—	6	—	21	—	—	—	21	—
Other	—	—	—	—	—	—	—	—	—	60
BALANCE AT DECEMBER 31, 2023	2	$1,659	924	$10	$11,757	$8,186	$(1,371)	$(2,812)	$17,429	$64
Cumulative effect from change in accounting guidance	—	—	—	—	—	(5)	—	—	(5)	—
Net income	—	—	—	—	—	1,893	—	—	1,893	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(116)	(116)	—
Cash dividends declared	—	—	—	—	—	(895)	—	—	(895)	—
Preferred stock dividends	—	—	—	—	—	(104)	—	—	(104)	—
Net proceeds from issuance of Series F preferred stock	—	489	—	—	—	—	—	—	489	—
Redemption of Series B preferred stock	—	(433)	—	—	(52)	(15)	—	—	(500)	—
Impact of common stock share repurchases	—	—	(17)	(1)	(347)	—	—	—	(348)	—
Impact of common stock transactions under compensation plans, net	—	—	2	—	36	—	—	—	36	—
Other	—	—	—	—	—	—	—	—	—	(33)
BALANCE AT DECEMBER 31, 2024	2	$1,715	909	$9	$11,394	$9,060	$(1,371)	$(2,928)	$17,879	$31
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2024	2023	2022
	(In millions)
Operating activities:
Net income	$1,893	$2,074	$2,245
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	487	553	271
Depreciation, amortization and accretion, net	144	236	353
Securities (gains) losses, net	208	5	1
Deferred income tax expense	21	32	22
Originations and purchases of loans held for sale	(6,487)	(4,496)	(4,630)
Proceeds from sales of loans held for sale	6,297	4,440	5,221
(Gain) loss on sale of loans, net	(49)	(45)	(30)
Early extinguishment of debt	—	(4)	—
Net change in operating assets and liabilities:
Other earning assets	(199)	(109)	(124)
Interest receivable and other assets	(831)	194	(2,242)
Other liabilities	3	(659)	2,092
Other	111	87	(77)
Net cash from operating activities	1,598	2,308	3,102
Investing activities:
Proceeds from maturities of debt securities held to maturity	105	47	98
Proceeds from sales of debt securities available for sale	5,001	70	1,309
Proceeds from maturities of debt securities available for sale	3,225	2,930	4,433
Purchases of debt securities available for sale	(9,612)	(2,610)	(8,991)
Net (payments for) proceeds from bank-owned life insurance	16	(5)	(4)
Proceeds from sales of loans	160	485	1,793
Purchases of loans	(648)	(426)	(876)
Net change in loans	1,811	(1,755)	(10,325)
Purchases of mortgage servicing rights	(146)	(157)	(288)
Net purchases of other assets	(174)	(186)	(90)
Net cash from investing activities	(262)	(1,607)	(12,941)
Financing activities:
Net change in deposits	(185)	(3,955)	(7,329)
Net change in short-term borrowings	500	—	—
Proceeds from long-term borrowings	3,740	2,000	—
Payments on long-term borrowings	(100)	(2,000)	—
Cash dividends on common stock	(890)	(787)	(663)
Cash dividends on preferred stock	(104)	(98)	(99)
Net proceeds from issuance of preferred stock	489	—	—
Payment for redemption of preferred stock	(500)	—	—
Repurchases of common stock	(348)	(252)	(230)
Taxes paid related to net share settlement of equity awards	(27)	(35)	(24)
Net cash from financing activities	2,575	(5,127)	(8,345)
Net change in cash and cash equivalents	3,911	(4,426)	(18,184)
Cash and cash equivalents at beginning of year	6,801	11,227	29,411
Cash and cash equivalents at end of period	$10,712	$6,801	$11,227
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with GAAP and with general financial services industry practices. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the periods presented. Actual results could differ from the estimates and assumptions used in the consolidated financial statements including, but not limited to, the estimates and assumptions related to the allowance for credit losses, fair value measurements, intangibles, MSRs measured at fair value and income taxes.
Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Annual Report on Form 10-K.
During 2024, the Company adopted new accounting guidance related to several topics, as disclosed below in the Recent Accounting Pronouncements section. All prior period amounts impacted by guidance that required retrospective application have been revised.
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

The following table summarizes supplemental cash flow information for the years ended December 31:

	2024	2023	2022
	(In millions)
Cash paid during the period for:
Interest on deposits and borrowed funds	$2,219	$1,441	$303
Income taxes, net	64	376	336
Non-cash transfers:
Securities transferred to held to maturity from available for sale (1)	3,763	—	—
Loans held for sale and loans transferred to other real estate	20	21	21
Loans transferred to loans held for sale	18	15	22
Loans held for sale transferred to loans	10	18	24
Properties transferred to held for sale	8	79	6
___
(1) Represents the carrying value of securities transferred in the period.
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
Purchased Loans
Purchased loans are recorded at their fair value at the acquisition date. Purchased loans are evaluated and classified as either PCD, which indicates that the loan has experienced more than insignificant credit deterioration since origination, or non-

PCD loans. For PCD loans, the sum of the loans' purchase price and allowance for credit losses, which is determined using the same methodology as originated loans, becomes their initial amortized cost basis. For non-PCD loans, the difference between the fair value and the par value is considered the fair value mark. The non-credit discount or premium related to PCD loans and the fair value mark on non-PCD loans is accreted or amortized into interest income over the contractual life of the loan using the effective interest method. Subsequent changes in the allowance to the PCD and non-PCD loans are recognized in the provision for credit losses.
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
Modifications to troubled borrowers are loans where the borrower is experiencing financial difficulty at the time of modification and are undertaken in order to improve the likelihood of repayment. Modification types classified as modifications to troubled borrowers include interest rate reductions, other than insignificant term extensions, other than insignificant payment deferrals, principal forgiveness, or any combination of these. Further details are as follows:
•Interest rate reductions are instances where the absolute interest rate is decreased as part of the modification. In instances where the rate index changes for variable-rate loans, Regions evaluates whether or not the absolute interest rate decreases from the original rate to the updated rate.
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
Specific reserves
Due to their size, complexity and individualized risk characteristics and monitoring, the allowance for significant non-accrual commercial and investor real estate loans and unfunded commitments is measured on an individual basis. Loans evaluated individually are not included in the collective evaluation. Regions generally measures the allowance for these loans based on the present value of estimated cash flows, considering all facts and circumstances specific to the borrower and market and economic conditions. The allowance measurement for collateral-dependent loans that meet the individually evaluated threshold is based on the fair value of collateral less cost to sell, if applicable.
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
Residential Mortgage Banking Activities
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
Commercial Mortgage Banking Activities
Commercial mortgage banking through the DUS lending program
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions' DUS related commercial MSRs are recorded in other assets at the lower of cost or estimated fair value and are amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows, which is recorded as a component of capital markets income. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Regions periodically evaluates these commercial MSRs for impairment. Regions has a one-third loss share guarantee associated with the majority of the DUS servicing portfolio. The other two-thirds loss share guarantee is retained by Fannie Mae. The estimated fair value of the loss share guarantee is recorded in other liabilities.
Commercial mortgage banking through non-DUS agency programs
Regions participates in additional multi-family housing market liquidity activities outside of the DUS lending program through other agency programs. Regions' related commercial MSRs outside of the DUS program are recorded in other assets and accounted for using the fair value measurement method. Under the fair value measurement method, these commercial MSRs are measured at estimated fair value each period with changes in fair value recorded as a component of capital markets income. The fair value of commercial MSRs is calculated using various assumptions including future cash flows, market discount rates, credit spreads, and other factors. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value.
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
OTHER INVESTMENT ASSETS
Regions has investments of approximately $263 million and $262 million at December 31, 2024 and 2023, respectively, that are recognized in other assets and accounted for using either the equity method of accounting or the measurement alternative to fair value for equity investments without a readily determinable fair value.
Equity method investments consist primarily of investments in SBICs and private equity funds. Under the equity method of accounting, Regions records its proportionate share of the profits or losses of the investment entity as an adjustment to the carrying value of the investment and as a component of other non-interest income. Dividends and distributions received or receivables from these investments are recorded as reductions to the carrying value of the investments. The net balances of equity method investments were approximately $198 million and $192 million at December 31, 2024 and 2023, respectively.
Equity investments that do not meet the criteria to be accounted for under the equity method and do not have a readily determinable fair value are accounted for at cost under the measurement alternative to fair value with adjustments for impairment and observable price changes as applicable. Dividends received or receivable and observable price changes from these investments are included as components of other non-interest income. These investments consist primarily of investments in strategic partners and certain CRA projects. The carrying amounts of these investments was $65 million and $70 million December 31, 2024 and 2023, respectively.
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
INCOME TAXES
The Company accounts for income taxes using the asset and liability method. Accrued income taxes and the net balance of deferred tax assets and liabilities are reported in other assets or other liabilities in the consolidated balance sheets, as appropriate. The Company reflects the expected amount of income tax to be paid or refunded during the year as current income tax expense or benefit, as applicable. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that the Company expects will apply at the time when the deferred tax assets and liabilities are expected to be realized. Deferred tax assets are also recorded for any tax attributes, such as tax credits and net operating loss carryforwards. The Company determines the realization of deferred tax assets by considering all positive and negative evidence available, and a valuation allowance is recorded for any deferred tax assets that are not more-likely-than-not to be realized. Any effect of a change in federal and state tax rates on deferred tax assets and liabilities is recognized in income tax expense, in the period that includes the enactment date.
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
The Company applies the proportional amortization method in accounting for its investments in qualified affordable housing and economic development projects. This method recognizes the amortized cost of the investment as a component of income tax expense.
The deferral method of accounting is used for investments that generate investment tax credits. Under this method, the investment tax credits are recognized as a reduction of the related asset.
Refer to Note 19 for further discussion regarding income taxes.
TREASURY STOCK AND SHARE REPURCHASES
The purchase of the Company’s common stock is recorded at cost. At the date of repurchase, shareholders' equity is reduced by the repurchase price, which, beginning in 2023, includes any required excise tax payments on share repurchases. The Inflation Reduction Act of 2022 provides for a stock buyback excise tax equal to one percent of the fair market value of stock repurchased during the period less the fair market value of any stock issued during the period, including compensatory stock issuances. Treasury stock would be reduced by the cost of such stock with the excess of repurchase price over par or stated value recorded in additional paid-in capital. If the Company subsequently reissues treasury shares, treasury stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable.
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

EMPLOYEE BENEFIT PLANS
Regions uses an expected long-term rate of return applied to the fair market value of assets as of the beginning of the year and the expected cash flows during the year for calculating the expected investment return on all pension plan assets. At a minimum, amortization of the net gain or loss included in accumulated other comprehensive income resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost if, as of the beginning of the year, that net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market value of plan assets. If amortization is required, the minimum amortization is that excess divided by the average remaining service period of participants in the plan for active associates and the estimated average remaining life expectancy of participants in the plan for inactive associates. Regions records the service cost component of net periodic pension and postretirement benefit cost in salaries and employee benefits expense. The other components of net periodic pension and postretirement benefit cost are recorded in other non-interest expense. Regions uses a third-party actuary to compute the remaining service period of active participating employees. This period reflects expected turnover, pre-retirement mortality, and other applicable employee demographics.
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
Card and ATM Fees
Card and ATM fees include the combined amounts of credit card, debit card, and ATM related revenue. The majority of the fees are card interchange where Regions earns a fee for remitting cardholder funds (or extends credit) via a third party network to merchants. Regions satisfies performance obligations for each transaction when the card is used and the funds are remitted. The network establishes interchange fees that the merchant remits to Regions for each transaction, and Regions incurs costs from the network for facilitating the interchange with the merchant. Due to its inability to establish prices and direct activities of the related processing network’s service, Regions is deemed the agent in this arrangement and records interchange revenues net of related costs. Regions also pays consideration to certain commercial card holders based on interchange fees and contractual volume. These costs are recognized as a reduction to interchange income. Additionally, Regions offers rewards to its customers based on card usage. The costs associated with these programs are recorded when services are provided as a reduction of card fees.
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
Mortgage Income
Mortgage income is recognized when earned or as each transaction occurs through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. Mortgage income also includes any fair value adjustments for residential mortgage loans Regions has elected to measure under the fair value option and fair value adjustments related to residential mortgage servicing rights.
Capital Markets Income
Regions generates capital markets fee revenue through capital raising activities which include revenue streams such as securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services, and commercial mortgage banking activities. For those revenue streams, revenue is primarily recognized at a point in time which coincides with the satisfaction of a single performance obligation, typically the transaction closing. Capital markets income also includes any fair value adjustments for commercial mortgage loans Regions has elected to measure under the fair value option and fair value adjustments related to mortgage servicing rights.
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
ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS
Debt securities available for sale, certain mortgage loans held for sale, marketable equity securities, residential MSRs, commercial mortgage servicing through non-DUS agency programs, derivative assets and derivative liabilities are recorded at fair value on a recurring basis. Below is a description of valuation methodologies for these assets and liabilities.
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
Commercial mortgage servicing through non-DUS agency programs are recorded at fair value and are valued using a discounted cash flow approach, a Level 3 measurement. The underlying assumptions and estimated values are corroborated at least annually by values received from independent third parties. See Note 6 for information regarding the servicing of financial assets and additional details regarding the assumptions relevant to this valuation.
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
Securities sold, but not yet purchased are comprised of equity securities the Company has sold but does not yet own for the purpose of hedging institutional brokerage customer activities. The obligations for these transactions are recorded on a trade-date basis, carried at fair value, and reported in other liabilities in the consolidated balance sheets. These obligations are classified as Level 1 when quoted market prices are available in an active market for the identical securities.
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

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2024
ASU 2023-02, Investments —Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	This Update allows entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions were met.

The Update also sets forth the conditions needed to apply the proportional amortization method.

	The Update further eliminates certain low income housing tax credit-specific guidance to align the accounting more closely for low income housing tax credits with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution apply only to tax equity investments accounted for using the proportional amortization method.	January 1, 2024	Regions adopted this guidance as of January 1, 2024 with no material impact.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The Update requires entities to provide disclosure of significant segment expenses, as defined within the standard, and requires that entities disclose other segment items by reportable segment. These disclosures are required to be made on an annual and interim basis.	January 1, 2024 for the annual reporting period ending December 31, 2024 and for the interim reporting periods beginning in 2025.	Regions adopted this guidance as of January 1, 2024 with no material impact.
Standards Adopted after 2024
ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60)	This Update requires certain joint ventures, upon formation, to use a new basis of accounting by applying most aspects of the acquisition method for business combinations. New joint ventures generally will recognize and initially measure assets and liabilities at fair value. The Update is effective for all joint ventures with a formation date on or after January 1, 2025. Early adoption is permitted.	January 1, 2025	Regions adopted this guidance as of January 1, 2025 with no material impact.
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative	This Update incorporates into the Codification 14 of the 27 disclosures referred by the SEC in Release No. 33‐10532, Disclosure Update and Simplification. This Update clarifies and improves the disclosure and presentation requirements of a variety of Topics in the Codification to align with the SEC's regulations.	Effective for annual reporting periods beginning after December 15, 2024	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.
ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures	The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.	January 1, 2025	Regions adopted this guidance as of January 1, 2025 for disclosure to appear in the December 31, 2025 Annual Report on Form 10-K with no material impact.
ASU 2024-03, Income Statement Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses
This ASU will change the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (for example, employee compensation, depreciation, and amortization) in expense captions.
		January 1, 2027	Regions will continue to evaluate through date of adoption.
ASU 2024-04 Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments
This ASU will standardize the application of induced conversion guidance in 470-20. This update focuses on how to determine whether a settlement of convertible debt at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance.
		January 1, 2026	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.

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
Regions periodically invests in various limited partnerships that sponsor affordable housing projects and economic development projects, which then provide tax credits to Regions. These investments are funded through a combination of debt and equity. These partnerships meet the definition of a VIE and are collectively referred to as tax credit investments in the table below. On January 1, 2024, the Company adopted accounting guidance that allows the Company to utilize the proportional amortization method of accounting for economic development projects, which has historically been used for affordable housing projects. Economic development projects are not presented in prior periods as their balances were not material. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships. Refer to Note 1 for additional details. Additionally, Regions has loans or letters of credit commitments with certain limited partnerships. The funded portion of the loans and letters of credit are classified as commercial and industrial loans or investor real estate loans as applicable in Note 4 .
A summary of Regions’ tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31, is as follows:

	2024	2023
	(In millions)
Tax credit investments included in other assets	$1,471	$1,415
Unfunded tax credit commitments included in other liabilities	590	592
Loans and letters of credit commitments	663	730
Funded portion of loans and letters of credit commitments	336	395

	2024	2023	2022
	(In millions)
Tax credits and other tax benefits recognized	$236	$207	$180
Tax credit amortization expense included in income tax expense	188	166	149
In addition to the investments discussed above, Regions also syndicates affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. The affordable housing funds meet the definition of a VIE. As Regions is not the primary beneficiary and does not have a significant interest, these investments are not consolidated. At December 31, 2024 and 2023, the value of Regions’ general partnership interest in affordable housing investments was immaterial.

NOTE 3. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	December 31, 2024
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$4,663	$—	$(743)	$3,920	$—	$(186)	$3,734
Commercial agency	507	—	—	507	—	(15)	492
	$5,170	$—	$(743)	$4,427	$—	$(201)	$4,226

Debt securities available for sale:
U.S. Treasury securities	$2,088	$2	$(87)	$2,003			$2,003
Federal agency securities	460	1	(17)	444			444
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	20,482	20	(1,557)	18,945			18,945
Commercial agency	4,389	1	(300)	4,090			4,090
Commercial non-agency	92	—	(10)	82			82
Corporate and other debt securities	670	2	(14)	658			658
	$28,183	$26	$(1,985)	$26,224			$26,224

	December 31, 2023
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$247	$—	$(8)	$239	$—	$(16)	$223
Commercial agency	516	—	(1)	515	—	(22)	493
	$763	$—	$(9)	$754	$—	$(38)	$716

Debt securities available for sale:
U.S. Treasury securities	$1,322	$—	$(99)	$1,223			$1,223
Federal agency securities	1,085	4	(46)	1,043			1,043
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,450	52	(2,130)	17,372			17,372
Commercial agency	7,807	2	(502)	7,307			7,307
Commercial non-agency	93	—	(10)	83			83
Corporate and other debt securities	1,105	4	(35)	1,074			1,074
	$30,864	$62	$(2,822)	$28,104			$28,104
_________
(1)Securities held to maturity gross unrealized losses recognized in OCI resulted from transfers of securities available for sale to held to maturity.
The Company reclassified securities with an amortized cost, excluding items recognized in OCI, of $2.5 billion and $2.0 billion in the third and fourth quarters of 2024, respectively, from available for sale to held to maturity. The Company determined it has both the positive intent and ability to hold these securities to maturity. The securities were transferred at amortized cost, in addition to the amount of any remaining unrealized holding gain or loss reported in AOCI, and represented a non-cash transaction. OCI included net pre-tax unrealized losses of $436 million and $318 million in the third and fourth quarters of 2024, respectively, at the date of transfer and the offsetting OCI components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.

Debt securities with carrying values of $20.9 billion and $24.0 billion at December 31, 2024 and 2023, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$4,663	$3,734
Commercial agency	507	492
	$5,170	$4,226
Debt securities available for sale:
Due in one year or less	$330	$326
Due after one year through five years	2,009	1,931
Due after five years through ten years	743	726
Due after ten years	138	124
Mortgage-backed securities:
Residential agency	20,482	18,945
Commercial agency	4,389	4,090
Commercial non-agency	92	82
	$28,183	$26,224
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at December 31, 2024 and 2023. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below compares the securities' original amortized cost to its current estimated fair value. All securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$3,734	$(929)	$3,734	$(929)
Commercial agency	—	—	492	(15)	492	(15)
	$—	$—	$4,226	$(944)	$4,226	$(944)

Debt securities available for sale:
U.S Treasury securities	$612	$(14)	$1,033	$(73)	$1,645	$(87)
Federal agency securities	155	(3)	195	(14)	350	(17)
Mortgage-backed securities:
Residential agency	8,012	(203)	9,605	(1,354)	17,617	(1,557)
Commercial agency	1,043	(35)	2,991	(265)	4,034	(300)
Commercial non-agency	—	—	82	(10)	82	(10)
Corporate and other debt securities	59	(1)	397	(13)	456	(14)
	$9,881	$(256)	$14,303	$(1,729)	$24,184	$(1,985)

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$223	$(23)	$223	$(23)
Commercial agency	—	—	493	(23)	493	(23)
	$—	$—	$716	$(46)	$716	$(46)

Debt securities available for sale:
U.S. Treasury securities	$6	$—	$1,201	$(99)	$1,207	$(99)
Federal agency securities	237	(5)	666	(41)	903	(46)
Mortgage-backed securities:
Residential agency	241	(3)	15,144	(2,127)	15,385	(2,130)
Commercial agency	612	(7)	6,583	(495)	7,195	(502)
Commercial non-agency	—	—	82	(10)	82	(10)
Corporate and other debt securities	23	—	879	(35)	902	(35)
	$1,119	$(15)	$24,555	$(2,807)	$25,674	$(2,822)
The number of individual debt positions in an unrealized loss position in the tables above increased to 1,722 at December 31, 2024 from 1,703 at December 31, 2023. The increase in the total amount of unrealized losses was impacted by changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. At December 31, 2024, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost bases, which may be at maturity.
Gross realized losses on sales of debt securities available for sale totaled $222 million and gross realized gains totaled $14 million for 2024. Therefore, the Company recognized net realized losses of $208 million for 2024. Gross realized gains and losses on sales of debt securities available for sale were immaterial for 2023 and 2022. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, including credit-related impairment, impairment identified by management was immaterial for 2024 and 2023. No credit-related impairment was identified by management for 2022.

NOTE 4. LOANS
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income as of December 31:

	2024	2023
	(In millions)
Commercial and industrial	$49,671	$50,865
Commercial real estate mortgage—owner-occupied	4,841	4,887
Commercial real estate construction—owner-occupied	333	281
Total commercial	54,845	56,033
Commercial investor real estate mortgage	6,567	6,605
Commercial investor real estate construction	2,143	2,245
Total investor real estate	8,710	8,850
Residential first mortgage	20,094	20,207
Home equity lines	3,150	3,221
Home equity loans	2,390	2,439
Consumer credit card	1,445	1,341
Other consumer—exit portfolio	4	43
Other consumer	6,089	6,245
Total consumer	33,172	33,496
Total loans, net of unearned income (1)	$96,727	$98,379
_____
(1)Loans are presented net of unearned income, unamortized discounts and premiums and deferred loan fees and costs of $981 million and $965 million at December 31, 2024 and December 31, 2023.
See Note 13 for details regarding Regions’ investment in sales-type, direct financing, and leveraged leases included within the commercial and industrial loan portfolio.
NOTE 5. ALLOWANCE FOR CREDIT LOSSES
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 for a description of the methodology.
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

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for December 31, 2024, 2023, and 2022.

	2024
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2024	$722	$192	$662	$1,576
Provision for loan losses	222	87	186	495
Loan losses:
Charge-offs	(261)	(42)	(258)	(561)
Recoveries	60	3	40	103
Net loan losses	(201)	(39)	(218)	(458)
Allowance for loan losses, December 31, 2024	743	240	630	1,613
Reserve for unfunded credit commitments, January 1, 2024	92	13	19	124
Provision for (benefit from) unfunded credit losses	(1)	(6)	(1)	(8)
Reserve for unfunded credit commitments, December 31, 2024	91	7	18	116
Allowance for credit losses, December 31, 2024	$834	$247	$648	$1,729

	2023
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2022	$665	$121	$678	$1,464
Cumulative effect of accounting guidance (1)	(3)	(3)	(32)	(38)
Allowance for loan losses, January 1, 2023 (adjusted for change in accounting guidance)	$662	$118	$646	$1,426
Provision for loan losses	205	74	268	547
Loan losses:
Charge-offs	(197)	—	(293)	(490)
Recoveries	52	—	41	93
Net loan losses	(145)	—	(252)	(397)
Allowance for loan losses, December 31, 2023	722	192	662	1,576
Reserve for unfunded credit commitments, January 1, 2023	72	21	25	118
Provision for (benefit from) unfunded credit losses	20	(8)	(6)	6
Reserve for unfunded credit commitments, December 31, 2023	92	13	19	124
Allowance for credit losses, December 31, 2023	$814	$205	$681	$1,700

	2022
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2022	$682	$79	$718	$1,479
Provision for loan losses	40	45	163	248
Loan losses:
Charge-offs	(107)	(5)	(263)	(375)
Recoveries	50	2	60	112
Net loan losses	(57)	(3)	(203)	(263)
Allowance for loan losses, December 31, 2022	665	121	678	1,464
Reserve for unfunded credit commitments, January 1, 2022	58	8	29	95
Provision for (benefit from) unfunded credit losses	14	13	(4)	23
Reserve for unfunded credit commitments, December 31, 2022	72	21	25	118
Allowance for credit losses, December 31, 2022	$737	$142	$703	$1,582
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

The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale as of December 31, 2024 and 2023 and gross charge-offs for the years ended December 31, 2024 and 2023, both by vintage year. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals that are categorized as new credit decisions reflect the renewal date as the vintage date. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores.

	December 31, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$8,285	$4,798	$6,295	$3,284	$1,526	$3,446	$19,165	$—	$114	$46,913
Special Mention	59	309	173	61	3	41	460	—	—	1,106
Substandard Accrual	81	179	255	79	32	84	534	—	—	1,244
Non-accrual	48	90	124	37	5	6	98	—	—	408
Total commercial and industrial	$8,473	$5,376	$6,847	$3,461	$1,566	$3,577	$20,257	$—	$114	$49,671

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$794	$695	$796	$785	$522	$808	$87	$—	$(5)	$4,482
Special Mention	5	21	57	33	9	57	2	—	—	184
Substandard Accrual	4	6	37	40	15	33	3	—	—	138
Non-accrual	2	2	5	14	4	9	1	—	—	37
Total commercial real estate mortgage—owner-occupied:	$805	$724	$895	$872	$550	$907	$93	$—	$(5)	$4,841

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$131	$54	$38	$30	$20	$37	$7	$—	$—	$317
Special Mention	—	6	1	—	—	—	—	—	—	7
Substandard Accrual	—	—	3	—	1	—	—	—	—	4
Non-accrual	—	—	—	—	1	4	—	—	—	5
Total commercial real estate construction—owner-occupied:	$131	$60	$42	$30	$22	$41	$7	$—	$—	$333

Total commercial	$9,409	$6,160	$7,784	$4,363	$2,138	$4,525	$20,357	$—	$109	$54,845

Commercial investor real estate mortgage:
Risk rating:
Pass	$1,598	$464	$1,753	$747	$322	$125	$314	$—	$(2)	$5,321
Special Mention	173	12	209	30	11	1	4	—	—	440
Substandard Accrual	76	—	131	39	28	2	107	—	—	383
Non-accrual	167	93	113	—	—	50	—	—	—	423
Total commercial investor real estate mortgage	$2,014	$569	$2,206	$816	$361	$178	$425	$—	$(2)	$6,567

Commercial investor real estate construction:
Risk rating:
Pass	$300	$380	$443	$—	$—	$2	$694	$—	$(13)	$1,806
Special Mention	—	32	218	—	—	—	76	—	—	326
Substandard Accrual	—	—	—	—	—	—	11	—	—	11
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$300	$412	$661	$—	$—	$2	$781	$—	$(13)	$2,143

Total investor real estate	$2,314	$981	$2,867	$816	$361	$180	$1,206	$—	$(15)	$8,710

	December 31, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing		Other (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Residential first mortgage:
FICO scores:
Above 720	$1,111	$1,967	$2,742	$4,055	$4,004	$2,730	$—	$—		$—	$16,609
681-720	107	185	253	289	222	305	—	—		—	1,361
620-680	56	87	141	136	99	283	—	—		—	802
Below 620	15	73	138	150	100	419	—	—		—	895
Data not available	29	31	16	41	46	90	2	—		172	427
Total residential first mortgage	$1,318	$2,343	$3,290	$4,671	$4,471	$3,827	$2	$—		$172	$20,094

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,341	$48		$—	$2,389
681-720	—	—	—	—	—	—	339	12		—	351
620-680	—	—	—	—	—	—	176	11		—	187
Below 620	—	—	—	—	—	—	96	7		—	103
Data not available	—	—	—	—	—	—	81	5		34	120
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,033	$83		$34	$3,150

Home equity loans:
FICO scores:
Above 720	$328	$263	$308	$329	$163	$472	$—	$—		$—	$1,863
681-720	51	40	49	39	16	56	—	—		—	251
620-680	18	19	23	21	9	48	—	—		—	138
Below 620	3	7	14	13	5	37	—	—		—	79
Data not available	1	1	4	7	4	26	—	—		16	59
Total home equity loans	$401	$330	$398	$409	$197	$639	$—	$—		$16	$2,390

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$847	$—		$—	$847
681-720	—	—	—	—	—	—	270			—	270
620-680	—	—	—	—	—	—	224	—		—	224
Below 620	—	—	—	—	—	—	108	—		—	108
Data not available	—	—	—	—	—	—	18	—		(22)	(4)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,467	$—		$(22)	$1,445

Other consumer—exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$2	$—	$—		$—	$2
681-720	—	—	—	—	—	1	—	—		—	1
620-680	—	—	—	—	—	1	—	—		—	1
Below 620	—	—	—	—	—	1	—	—		—	1
Data not available	—	—	—	—	—	—	—	—		(1)	(1)
Total other consumer—exit portfolios	$—	$—	$—	$—	$—	$5	$—	$—	$—	$(1)	$4

Other consumer(2):
FICO scores:
Above 720	$898	$1,016	$1,337	$417	$232	$211	$117	$—		$—	$4,228
681-720	160	191	275	97	49	39	62	—		—	873
620-680	82	111	191	64	31	24	50	—		—	553
Below 620	16	47	117	43	19	16	31	—		—	289
Data not available	71	4	10	6	5	155	2	—		(107)	146
Total other consumer	$1,227	$1,369	$1,930	$627	$336	$445	$262	$—		$(107)	$6,089

Total consumer loans	$2,946	$4,042	$5,618	$5,707	$5,004	$4,916	$4,764	$83		$92	$33,172

Total Loans	$14,669	$11,183	$16,269	$10,886	$7,503	$9,621	$26,327	$83		$186	$96,727

	December 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2023	2022	2021	2020	2019	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$8,272	$9,123	$5,267	$2,326	$1,376	$3,210	$18,561	$—	$53	$48,188
Special Mention	87	186	71	109	26	90	484	—	—	1,053
Substandard Accrual	141	212	74	38	7	3	678	—	—	1,153
Non-accrual	128	102	37	6	20	10	168	—	—	471
Total commercial and industrial	$8,628	$9,623	$5,449	$2,479	$1,429	$3,313	$19,891	$—	$53	$50,865

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$799	$954	$988	$658	$343	$801	$76	$—	$(5)	$4,614
Special Mention	21	13	33	20	7	13	14	—	—	121
Substandard Accrual	3	34	32	14	8	24	1	—	—	116
Non-accrual	4	3	10	8	3	8	—	—	—	36
Total commercial real estate mortgage—owner-occupied:	$827	$1,004	$1,063	$700	$361	$846	$91	$—	$(5)	$4,887

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$89	$53	$44	$24	$11	$38	$3	$—	$—	$262
Special Mention	—	7	—	—	—	1	—	—	—	8
Substandard Accrual	—	1	—	1	—	1	—	—	—	3
Non-accrual	2	—	—	2	—	4	—	—	—	8
Total commercial real estate construction—owner-occupied:	$91	$61	$44	$27	$11	$44	$3	$—	$—	$281
Total commercial	$9,546	$10,688	$6,556	$3,206	$1,801	$4,203	$19,985	$—	$48	$56,033

Commercial investor real estate mortgage:
Risk rating:
Pass	$1,130	$1,587	$1,135	$488	$296	$110	$383	$—	$(4)	$5,125
Special Mention	269	247	52	59	30	—	90	—	—	747
Substandard Accrual	134	197	—	67	67	3	32	—	—	500
Non-accrual	99	57	37	—	12	28	—	—	—	233
Total commercial investor real estate mortgage	$1,632	$2,088	$1,224	$614	$405	$141	$505	$—	$(4)	$6,605

Commercial investor real estate construction:
Risk rating:
Pass	$256	$836	$280	$26	$2	$1	$649	$—	$(15)	$2,035
Special Mention	—	122	—	—	—	—	59	—	—	181
Substandard Accrual	—	25	—	—	—	—	4	—	—	29
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$256	$983	$280	$26	$2	$1	$712	$—	$(15)	$2,245
Total investor real estate	$1,888	$3,071	$1,504	$640	$407	$142	$1,217	$—	$(19)	$8,850

Residential first mortgage:
FICO scores:
Above 720	$1,939	$2,863	$4,358	$4,390	$816	$2,353	$—	$—	$—	$16,719
681-720	226	298	355	255	52	294	—	—	—	1,480
620-680	86	153	153	112	43	270	—	—	—	817
Below 620	21	90	122	87	53	389	—	—	—	762
Data not available	33	16	49	46	11	92	1	—	181	429
Total residential first mortgage	$2,305	$3,420	$5,037	$4,890	$975	$3,398	$1	$—	$181	$20,207

	December 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2023	2022	2021	2020	2019	Prior
	(In millions)
Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,399	$45	$—	$2,444
681-720	—	—	—	—	—	—	346	11	—	357
620-680	—	—	—	—	—	—	184	9	—	193
Below 620	—	—	—	—	—	—	97	7	—	104
Data not available	—	—	—	—	—	—	85	5	33	123
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,111	$77	$33	$3,221

Home equity loans:
FICO scores:
Above 720	$322	$370	$397	$205	$93	$529	$—	$—	$—	$1,916
681-720	53	62	49	22	14	60	—	—	—	260
620-680	19	27	23	8	8	52	—	—	—	137
Below 620	2	8	12	5	7	35	—	—	—	69
Data not available	1	4	5	3	3	25	—	—	16	57
Total home equity loans	$397	$471	$486	$243	$125	$701	$—	$—	$16	$2,439

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$780	$—	$—	$780
681-720	—	—	—	—	—	—	254	—	—	254
620-680	—	—	—	—	—	—	210	—	—	210
Below 620	—	—	—	—	—	—	95	—	—	95
Data not available	—	—	—	—	—	—	20	—	(18)	2
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,359	$—	$(18)	$1,341

Other consumer—exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$—	$2	$22	$—	$—	$—	$24
681-720	—	—	—	—	1	4	—	—	—	5
620-680	—	—	—	—	—	5	—	—	—	5
Below 620	—	—	—	—	1	7	—	—	—	8
Data not available	—	—	—	—	—	1	—	—	—	1
Total other consumer—exit portfolios	$—	$—	$—	$—	$4	$39	$—	$—	$—	$43

Other consumer(2):
FICO scores:
Above 720	$1,312	$1,519	$501	$284	$155	$118	$119	$—	$—	$4,008
681-720	270	409	136	74	34	29	67	—	—	1,019
620-680	178	294	103	50	21	20	53	—	—	719
Below 620	52	147	65	31	14	13	30	—	—	352
Data not available	94	10	7	5	114	65	1	—	(149)	147
Total other consumer	$1,906	$2,379	$812	$444	$338	$245	$270	$—	$(149)	$6,245
Total consumer loans	$4,608	$6,270	$6,335	$5,577	$1,442	$4,383	$4,741	$77	$63	$33,496
Total Loans	$16,042	$20,029	$14,395	$9,423	$3,650	$8,728	$25,943	$77	$92	$98,379
________
(1)Other consists of amounts that are not accounted for at the loan level.
(2)Other consumer class includes overdrafts which are included in the current vintage year.

The following tables present gross charge-offs by vintage year for the years ended December 31, 2024 and 2023.

	2024
	Term Loans						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial	$12	$59	$82	$15	$8	$11	$70	$257
Commercial real estate mortgage—owner-occupied	—	—	—	3	—	1	—	4
Total commercial	12	59	82	18	8	12	70	261
Commercial investor real estate mortgage	25	—	6	5	—	6	—	42
Total investor real estate	25	—	6	5	—	6	—	42
Residential first mortgage	—	—	—	—	—	2	—	2
Home equity lines	—	—	—	—	—	—	3	3
Consumer credit card	—	—	—	—	—	—	63	63
Other consumer—exit portfolios	—	—	—	—	—	1	—	1
Other consumer(1)	42	39	57	19	9	13	10	189
Total consumer	42	39	57	19	9	16	76	258
Total gross charge-offs	$79	$98	$145	$42	$17	$34	$146	$561

	2023
	Term Loans						Revolving Loans	Total
	2023	2022	2021	2020	2019	Prior
	(In millions)
Commercial and industrial	$12	$57	$55	$28	$15	$16	$12	$195
Commercial real estate mortgage—owner-occupied	1	—	—	—	—	1	—	2
Total commercial	13	57	55	28	15	17	12	197
Residential first mortgage	—	—	—	—	—	1	—	1
Home equity lines	—	—	—	—	—	—	3	3
Home equity loans	—	—	—	—	—	1	—	1
Consumer credit card	—	—	—	—	—	—	52	52
Other consumer—exit portfolios	—	—	—	—	19	31	—	50
Other consumer(1)	59	57	32	17	9	12	—	186
Total consumer	59	57	32	17	28	45	55	293
Total gross charge-offs	$72	$114	$87	$45	$43	$62	$67	$490
______
(1)Other consumer class includes overdraft gross charge-offs. The majority of overdraft gross charge-offs for the years ended December 31, 2024 and 2023 are included in the current vintage year.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of December 31, 2024 and 2023. Loans on non-accrual status with no related allowance totaled $119 million and $280 million and were comprised of commercial and investor real estate loans at December 31, 2024 and 2023, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	2024
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$51	$18	$7	$76	$49,263	$408	$49,671
Commercial real estate mortgage—owner-occupied	4	1	1	6	4,804	37	4,841
Commercial real estate construction—owner-occupied	—	—	—	—	328	5	333
Total commercial	55	19	8	82	54,395	450	54,845
Commercial investor real estate mortgage	—	—	—	—	6,144	423	6,567
Commercial investor real estate construction	—	—	—	—	2,143	—	2,143
Total investor real estate	—	—	—	—	8,287	423	8,710
Residential first mortgage	139	78	143	360	20,071	23	20,094
Home equity lines	15	9	16	40	3,124	26	3,150
Home equity loans	11	6	7	24	2,384	6	2,390
Consumer credit card	11	9	20	40	1,445	—	1,445
Other consumer—exit portfolios	1	—	—	1	4	—	4
Other consumer	50	26	27	103	6,089	—	6,089
Total consumer	227	128	213	568	33,117	55	33,172
	$282	$147	$221	$650	$95,799	$928	$96,727

	2023
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$43	$21	$11	$75	$50,394	$471	$50,865
Commercial real estate mortgage—owner-occupied	3	2	—	5	4,851	36	4,887
Commercial real estate construction—owner-occupied	—	1	—	1	273	8	281
Total commercial	46	24	11	81	55,518	515	56,033
Commercial investor real estate mortgage	—	—	23	23	6,372	233	6,605
Commercial investor real estate construction	—	—	—	—	2,245	—	2,245
Total investor real estate	—	—	23	23	8,617	233	8,850
Residential first mortgage	104	48	95	247	20,185	22	20,207
Home equity lines	17	10	20	47	3,192	29	3,221
Home equity loans	10	4	7	21	2,433	6	2,439
Consumer credit card	11	8	20	39	1,341	—	1,341
Other consumer—exit portfolios	2	1	—	3	43	—	43
Other consumer	60	31	29	120	6,245	—	6,245
Total consumer	204	102	171	477	33,439	57	33,496
	$250	$126	$205	$581	$97,574	$805	$98,379

At December 31, 2024 and 2023, the Company had collateral-dependent commercial loans of $264 million and $220 million, respectively. At December 31, 2024 and 2023, the Company had collateral-dependent investor real estate loans of $323 million and $92 million, respectively. The collateral for commercial and investor real estate loans generally consists of all business assets including real estate, receivables and equipment. At December 31, 2024 and 2023, the Company had collateral-dependent residential mortgage and home equity loans and lines totaling $115 million and $93 million, respectively. The collateral for these loans are secured by residential real estate. Refer to Note 1 for additional details for the criteria of collateral dependent loans.
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
For each portfolio segment and class, the following tables present the end of period balances of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification in the years ended December 31, 2024 and 2023.

	2024
	Interest Rate Reduction		Term Extension		Payment Deferral		Term Extension and Interest Rate Reduction		Other		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$—	—%	$46	0.09%	$—	—%	$1	—%	$3	0.01%	$50	0.10%
Commercial real estate mortgage—owner-occupied	—	—%	3	0.05%	—	—%	—	—%	—	—%	3	0.05%
Total commercial	—	—%	49	0.09%	—	—%	1	—%	3	0.01%	53	0.10%
Commercial investor real estate mortgage	34	0.52%	111	1.69%	—	—%	—	—%	27	0.42%	172	2.62%
Total investor real estate	34	0.39%	111	1.28%	—	—%	—	—%	27	0.31%	172	1.98%
Residential first mortgage	—	—%	156	0.78%	2	0.01%	6	0.03%	—	—%	164	0.82%
Home equity lines	—	—%	1	0.02%	—	—%	9	0.29%	—	—%	10	0.30%
Home equity loans	—	—%	4	0.17%	—	—%	8	0.34%	—	—%	12	0.51%
Total consumer	—	—%	161	0.49%	2	0.01%	23	0.07%	—	—%	186	0.56%
	$34	0.04%	$321	0.33%	$2	—%	$24	0.02%	$30	0.03%	$411	0.43%

	2023
	Term Extension		Payment Deferral		Term Extension and Interest Rate Reduction		Term Extension and Payment Deferral		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$379	0.75%	$139	0.27%	$—	—%	$37	0.07%	$555	1.09%
Commercial real estate mortgage—owner-occupied	3	0.05%	—	—%	—	—%	—	—%	3	0.06%
Commercial real estate construction—owner-occupied	2	0.67%	1	0.15%	—	—%	—	—%	3	0.81%
Total commercial	384	0.68%	140	0.25%	—	—%	37	0.07%	561	1.00%
Commercial investor real estate mortgage	213	3.23%	—	—%	—	—%	—	—%	213	3.23%
Total investor real estate	213	2.41%	—	—%	—	—%	—	—%	213	2.41%
Residential first mortgage	94	0.46%	2	0.01%	3	0.02%	—	—%	99	0.49%
Home equity lines	1	0.02%	—	—%	4	0.11%	—	—%	5	0.13%
Home equity loans	4	0.17%	—	—%	5	0.18%	—	—%	9	0.35%
Total consumer	99	0.29%	2	0.01%	12	0.03%	—	—%	113	0.34%
Total	$696	0.71%	$142	0.14%	$12	0.01%	$37	0.04%	$887	0.90%
____
(1) Amounts calculated based upon whole dollar values.
The end of period balance of unfunded commitments related to modifications to troubled borrowers was $71 million and $106 million at December 31, 2024 and December 31, 2023, respectively.
The following tables present the financial impact of modifications to troubled borrowers during years ended December 31, 2024 and 2023 by portfolio segment, class of financing receivable, and the type of modification. The tables include new modifications to troubled borrowers, as well as renewals of existing modifications to troubled borrowers.

	2024
	Interest Rate Reduction	Term Extension	Payment Deferral	Term Extension and Interest Rate Reduction
	Weighted-Average Reduction in Interest Rate	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
		(In years, except for percentage data)
Commercial and industrial	—	1.92	—	2.08	1%
Commercial real estate mortgage—owner-occupied	—	3.58	—	—	—
Commercial investor real estate mortgage	less than 1%	0.83	—	—	—
Residential first mortgage	—	7	0.67	5	less than 1%
Home equity lines	—	—	—	23	2%
Home equity loans	—	14	—	24	3%

	2023
	Term Extension	Payment Deferral	Term Extension and Interest Rate Reduction		Term Extension and Payment Deferral
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate	Weighted-Average Term Extension	Weighted-Average Payment Deferral
	(In years, except for percentage data)
Commercial and industrial	1	0.5	—	—	3	3
Commercial real estate mortgage—owner-occupied	1.5	—	—	—	—	—
Commercial real estate construction—owner-occupied	0.25	—	—	—
Commercial investor real estate mortgage	0.83	—	—	—	—	—
Residential first mortgage	6	0.83	7	1%	—	—
Home equity lines	18	—	21	1%	—	—
Home equity loans	14	—	17	2%	—	—
In addition to the financial impacts in the table above, during the year ended December 31, 2024, the Company had a commercial investor real estate mortgage loan and a commercial and industrial loan modified from amortizing to an interest-

only structure. Also during the twelve months ended December 31, 2023, there were instances of commercial and industrial payment deferrals in which the amortization period was doubled to maturity.
The following tables include the end of period balances of aging and non-accrual performance for modifications to troubled borrowers modified in the previous twelve-month period by portfolio segment and class as of December 31, 2024 and 2023.

	2024
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$34	$—	$—	$16	$50
Commercial real estate mortgage—owner-occupied	2	—	—	1	3
Total commercial	36	—	—	17	53
Commercial investor real estate mortgage	66	—	—	106	172
Total investor real estate	66	—	—	106	172
Residential first mortgage	113	31	13	7	164
Home equity lines	9	—	—	1	10
Home equity loans	9	1	—	2	12
Total consumer	131	32	13	10	186
	$233	$32	$13	$133	$411

	2023
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$355	$—	$5	$195	$555
Commercial real estate mortgage—owner-occupied	1	—	—	2	3
Commercial real estate construction—owner-occupied	—	—	—	3	3
Total commercial	356	—	5	200	561
Commercial investor real estate mortgage	151	—	—	62	213
Total investor real estate	151	—	—	62	213
Residential first mortgage	75	16	5	3	99
Home equity lines	5	—	—	—	5
Home equity loans	6	1	—	2	9
Total consumer	86	17	5	5	113
	$593	$17	$10	$267	$887
For modifications to troubled borrowers, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified as non-accrual status during the reporting period. Subsequent defaults of the loans restructured as a modification to a troubled borrower during the years ended December 31, 2024 and 2023 totaled $257 million and $116 million, respectively.

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
The table below presents an analysis of residential MSRs under the fair value measurement method for the years ended December 31:

	2024	2023	2022
	(In millions)
Carrying value, beginning of year	$906	$812	$418
Additions	26	27	44
Purchases (1)	138	158	301
Increase (decrease) in fair value(2):
Due to change in valuation inputs or assumptions	60	17	127
Economic amortization associated with borrower repayments (3)	(123)	(108)	(78)
Carrying value, end of year	$1,007	$906	$812
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) as of December 31 are as follows:

	2024	2023
	(Dollars in millions)
Unpaid principal balance	$67,546	$62,059
Weighted-average CPR (%)	8.0%	8.2%
Estimated impact on fair value of a 10% increase	$(37)	$(43)
Estimated impact on fair value of a 20% increase	$(78)	$(79)
Option-adjusted spread (basis points)	505	482
Estimated impact on fair value of a 10% increase	$(22)	$(19)
Estimated impact on fair value of a 20% increase	$(45)	$(39)
Weighted-average coupon interest rate	3.8%	3.8%
Weighted-average remaining maturity (months)	296	302
Weighted-average servicing fee (basis points)	27.3	27.4
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $191 million, $165 million, and $137 million for the years ended December 31, 2024, 2023, and 2022 respectively.
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

COMMERCIAL MORTGAGE BANKING ACTIVITIES
Regions engages in the servicing of commercial mortgage loans through agreements with the agencies and through a DUS lending program. Commercial MSRs of loans through the agency programs are measured at fair value while commercial MSRs of loans through the DUS lending program are measured at cost and subsequently amortized.
Commercial mortgage banking through non-DUS agency programs
The fair value of commercial MSRs through non-DUS agency programs is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in this servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of these commercial MSRs. The Company compares fair value estimates and assumptions to observable market data where available, and also considers recent market activity and actual portfolio experience. Regions assumes a loss share guarantee associated with loans sold to Fannie Mae. See Note 1 for additional information. Also see Note 23 for additional information related to the guarantee.
The table below presents an analysis of commercial MSRs through the agency programs under the fair value measurement method for the years ended December 31:

	2024	2023	2022
	(In millions)
Carrying value, beginning of year	$81	$78	$62
Additions	23	5	18
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	9	13	12
Economic amortization associated with borrower repayments (2)	(16)	(15)	(14)
Carrying value, end of year	$97	$81	$78
_____
(1)Included in capital markets income. Amounts presented exclude offsetting impact from related derivatives.
(2)Includes both total loan payoffs as well as partial paydowns. Regions' MSR decay methodology is a discounted net cash flow approach.
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to commercial MSRs through non-DUS agency programs (excluding related derivative instruments) as of December 31 are as follows:

	2024	2023
	(Dollars in millions)
Unpaid principal balance	$7,425	$5,913
Weighted-average CPR (%)	7.7%	8.1%
Estimated impact on fair value of a 10% increase	$(1)	$(1)
Estimated impact on fair value of a 20% increase	$(3)	$(2)
Weighted-average discount rate (%)	7.1%	7.1%
Estimated impact on fair value of a 10% increase	$(2)	$(2)
Estimated impact on fair value of a 20% increase	$(5)	$(4)
Weighted-average coupon interest rate	4.7%	4.3%
Weighted-average remaining maturity (months)	150	161
Weighted-average servicing fee (basis points)	26.4	30.1
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the commercial MSRs is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative instruments utilized by Regions would serve to reduce the estimated impacts to fair value included in the table above.
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of commercial mortgage loans through the agency programs totaled $24 million, $22 million, and $19 million for the years ended December 31, 2024, 2023, and 2022 respectively.

Commercial mortgage banking through the DUS lending program
Regions is an approved DUS lender. The DUS program provides liquidity to the multi-family housing market. In connection with the DUS program, Regions services commercial mortgage loans, retains commercial MSRs and intangible assets associated with the DUS license, and assumes a loss share guarantee associated with the loans. See Note 1 for additional information. Also see Note 23 for additional information related to the guarantee.
The table below presents an analysis of commercial DUS MSRs under the amortization measurement method for the years ended December 31:

	2024	2023	2022
	(In millions)
Carrying value, beginning of year	$87	$81	$86
Additions	20	21	12
Economic amortization associated with borrower repayments (1)	(17)	(15)	(17)
Carrying value, end of year	$90	$87	$81
________
(1)Economic amortization associated with borrower repayments includes both total loan payoffs as well as partial paydowns.
Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS MSRs was approximately $117 million, $109 million, and $96 million at December 31, 2024, 2023, and 2022.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $26 million, $23 million, and $24 million for the year ended December 31, 2024, 2023, and 2022.
NOTE 7. OTHER EARNING ASSETS
Other earning assets consist of investments in Federal Reserve Bank stock, FHLB stock, marketable equity securities and other miscellaneous earning assets.
FEDERAL RESERVE BANK AND FHLB STOCK
The following table presents the amount of Regions' investments in Federal Reserve Bank and FHLB stock as of December 31:

	2024	2023
	(In millions)
Federal Reserve Bank stock	$492	$434
FHLB stock	140	18
MARKETABLE EQUITY SECURITIES
Marketable equity securities carried at fair value, which primarily consist of assets held for certain employee benefits and money market funds, are reported in other earning assets. Total marketable equity securities were $819 million and $813 million at December 31, 2024 and 2023, respectively. Unrealized gains recognized in earnings for marketable equity securities still being held by the Company were $25 million and $15 million during 2024 and 2023, respectively. Unrealized losses recognized in earnings for marketable equity securities still being held by the Company were $45 million during 2022.
OTHER MISCELLANEOUS EARNING ASSETS
Other miscellaneous earning assets consist of long-term certificates of deposit at other institutions and other receivables. Other miscellaneous earning assets were $165 million and $152 million at December 31, 2024 and 2023, respectively.
NOTE 8. PREMISES, EQUIPMENT AND SOFTWARE, NET
A summary of premises, equipment and software, net at December 31 is as follows:

	2024	2023
	(In millions)
Land	$409	$409
Premises and improvements	1,568	1,555
Furniture and equipment	1,122	1,103
Software	378	1,034
Leasehold improvements	457	449
Construction in progress	273	150
	4,207	4,700
Accumulated depreciation and amortization	(2,534)	(3,058)
	$1,673	$1,642

NOTE 9. INTANGIBLE ASSETS
GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) at both December 31, 2024 and 2023 is presented as follows:

(In millions)
Corporate Bank	$3,006
Consumer Bank	2,334
Wealth Management	393
$5,733
Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2024, and through the date of the filing of this Annual Report, by performing a qualitative assessment of goodwill at the reporting unit level. See Note 1 for additional information on the qualitative assessment. The results of the annual test indicated that it is more likely than not that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, a quantitative goodwill impairment test was deemed unnecessary.
OTHER IDENTIFIABLE INTANGIBLE ASSETS
The following table presents other identifiable intangible assets and related accumulated amortization as of December 31:

	2024	2023	2024	2023	2024	2023
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(In millions)
Core deposit intangibles	$1,011	$1,011	$1,011	$1,010	$—	$1
Purchased credit card relationship assets	175	175	173	169	2	6
Relationship assets (1)	267	267	120	90	147	177
Other—amortizing (2)	26	26	25	24	1	2
Agency commercial real estate licenses (3)	16	16	—	—	16	16
Other—non-amortizing (4)	3	3	—	—	3	3
	$1,498	$1,498	$1,329	$1,293	$169	$205
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
The aggregate amount of amortization expense for amortizing intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2025	$30
2026	25
2027	21
2028	18
2029	16
Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. Regions concluded that no impairment for any identifiable intangible assets occurred during 2024, 2023 or 2022.

NOTE 10. DEPOSITS
The following schedule presents a detail of interest-bearing deposits at December 31:

	2024	2023
	(In millions)
Interest-bearing checking	$25,079	$24,480
Savings	12,022	12,604
Money market—domestic	35,644	33,364
Time deposits	15,720	14,972
Total interest-bearing deposits	$88,465	$85,420
At December 31, 2024, the aggregate amounts of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

December 31, 2024
(In millions)
2025	$14,391
2026	1,022
2027	219
2028	56
2029	27
Thereafter	5
$15,720

NOTE 11. BORROWED FUNDS
SHORT-TERM BORROWINGS
Short-term borrowings consist of FHLB advances and were $500 million at December 31, 2024 and zero at December 31, 2023. The levels of short-term borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
LONG-TERM BORROWINGS
Long-term borrowings at December 31 consist of the following:

	2024	2023
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$749	$747
1.80% senior notes due August 2028	647	646
5.722% senior notes due June 2030 (1)	746	—
5.502% senior notes due September 2035 (2)	994	—
7.75% subordinated notes due September 2024	—	100
6.75% subordinated debentures due November 2025	151	153
7.375% subordinated notes due December 2037	299	298
Valuation adjustments on hedged long-term debt	(91)	(112)
	3,495	1,832
Regions Bank:
FHLB advances	2,000	—
6.45% subordinated notes due June 2037	496	496
Other long-term debt	2	2
	2,498	498
Total consolidated	$5,993	$2,330
____
(1) On June 6, 2029, the Notes will bear floating rate interest equal to Compounded SOFR plus 1.49%.
(2) On September 6, 2034, the Notes will bear floating rate interest equal to Compounded SOFR plus 2.06%.
As disclosed above, Regions and Regions Bank had subordinated notes outstanding at December 31, 2024, which are by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines, subject to diminishing credit as the respective maturity dates approach and subject to certain transition provisions. None of the subordinated notes are redeemable prior to maturity, unless there is an occurrence of a qualifying capital event.
On June 3, 2024, Regions issued $750 million of 5.722% fixed rate to floating rate senior notes due June 2030. The notes will initially bear interest at 5.722% per annum and, commencing on June 6, 2029 in conjunction with the call date, the notes will bear interest at a floating rate per annum equal to Compounded SOFR plus 1.49%%.
On September 3, 2024, Regions issued $1.0 billion of 5.502% fixed rate to floating rate senior notes due September 2035. The notes will initially bear interest at 5.502% per annum and, commencing on September 6, 2034 in conjunction with the call date, the notes will bear interest at a floating rate per annum equal to Compounded SOFR plus 2.06%%.
In the third quarter of 2024, the Company's 7.75% subordinated notes matured.
FHLB advances at December 31, 2024 had a weighted-average interest rate of 4.6 percent with remaining maturity within one year. Funding from the FHLB and Federal Reserve Bank is secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and Federal Reserve Bank. As of December 31, 2024, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $93.6 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB and Federal Reserve Bank is contingent on a subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 6.3 percent, 6.5 percent, and 5.1 percent for the years ended December 31, 2024, 2023, and 2022, respectively. Further discussion of derivative instruments is included in Note 20.
The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank
	(In millions)
2025	$891	$2,000
2026	—	—
2027	—	—
2028	581	—
2029	—	—
Thereafter	2,023	498
	$3,495	$2,498
On February 24, 2022, Regions filed a shelf registration statement with the SEC. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2025. Regions expects to file a new shelf registration statement on or about February 21, 2025.
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
Banking regulations identify five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2024 and 2023, Regions and Regions Bank exceeded all current regulatory requirements, and were classified as "well-capitalized." Management believes that no events or changes have occurred subsequent to December 31, 2024 that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require institutions to maintain minimum ratios of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (the "Leverage" ratio).
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022 and will conclude in the first quarter of 2025. At December 31, 2024, the net impact of the add-back on CET1 was approximately $102 million or approximately 8 basis points.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 14 for further details regarding CCAR results.
The following tables summarize the applicable holding company and bank regulatory capital requirements:

	December 31, 2024(1)		Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Common equity Tier 1 capital:
Regions Financial Corporation	$13,434	10.80%	4.50%	7.00%	N/A
Regions Bank	14,035	11.32	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	$15,149	12.17%	6.00%	8.50%	6.00%
Regions Bank	14,035	11.32	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	$17,500	14.06%	8.00%	10.50%	10.00%
Regions Bank	16,081	12.97	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	$15,149	9.88%	4.00%	4.00%	N/A
Regions Bank	14,035	9.21	4.00	4.00	5.00%

	December 31, 2023		Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Common equity Tier 1 capital:
Regions Financial Corporation	$12,976	10.26%	4.50%	7.00%	N/A
Regions Bank	14,136	11.22	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	$14,635	11.57%	6.00%	8.50%	6.00%
Regions Bank	14,136	11.22	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	$16,885	13.35%	8.00%	10.50%	10.00%
Regions Bank	16,057	12.74	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	$14,635	9.72%	4.00%	4.00%	N/A
Regions Bank	14,136	9.44	4.00	4.00	5.00%
 _________
(1)The 2024 Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated
(2)Reflects Regions' SCB of 2.50%. SCB does not apply to leverage capital ratios.

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
In addition, Regions must adhere to various HUD regulatory guidelines including required minimum capital to maintain their HUD approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2024, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.
NOTE 13. LEASES
LESSEE
As of December 31, 2024, assets and liabilities recorded under operating leases for properties were $453 million and $527 million, respectively, and $462 million and $535 million, respectively, as of December 31, 2023. The difference between the asset and liability balance is largely driven by increases in rent over the lease term and any strategic decisions to exit a lease location early, resulting in derecognition of the asset. The asset is recorded within other assets, and the lease liability is recorded within other liabilities on the consolidated balance sheets. Lease expense, which is operating lease costs recorded within net occupancy expense, was $86 million, $85 million, and $86 million for the years ended December 31, 2024, 2023, and 2022 respectively.
Other information related to operating leases at December 31 is as follows:

	2024	2023
Weighted-average remaining lease term (years)	9.2 years	9.6 years
Weighted-average discount rate (%)	3.1%	2.9%
Future, undiscounted minimum lease payments on operating leases are as follows:

December 31, 2024
(In millions)
2025	$96
2026	88
2027	76
2028	65
2029	52
Thereafter	242
Total lease payments	619
Less: Imputed interest	92
Total present value of lease liabilities	$527

LESSOR
The following tables present a summary of Regions' sales-type, direct financing and leveraged leases for the years ended December 31.

	Net Interest Income
	2024	2023	2022
	(In millions)
Sales-Type and Direct Financing	$88	$65	$52
Leveraged(1)	8	2	12
	$96	$67	$64
_________
(1)Leveraged lease income is shown pre-tax and related tax expense is immaterial for all periods presented. Leveraged lease termination gains excluded from amounts presented above were immaterial for all periods presented.

	As of December 31, 2024
	Sales-Type and Direct Financing	Leveraged	Total
	(In millions)
Lease receivable	$1,393	$117	$1,510
Unearned income	(195)	(35)	(230)
Guaranteed residual	142	—	142
Unguaranteed residual	167	101	268
Total net investment	$1,507	$183	$1,690

	As of December 31, 2023
	Sales-Type and Direct Financing	Leveraged	Total
	(In millions)
Lease receivable	$1,397	$123	$1,520
Unearned income	(211)	(47)	(258)
Guaranteed residual	96	—	96
Unguaranteed residual	188	118	306
Total net investment	$1,470	$194	$1,664
The following table presents the minimum future payments due from customers for sales-type and direct financing leases:

December 31, 2024
Sales-Type and Direct Financing
(In millions)
2025	$348
2026	306
2027	244
2028	171
2029	105
Thereafter	219
$1,393

NOTE 14. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										2024	2023
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series B(2)	4/29/2014	9/15/2024	6.375%		$—	$1,000	$25	1/40th	—	$—	$433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	500,000	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	3,500	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
Series F	7/29/2024	9/15/2029	6.950%	(5)	500	1,000	25	1/40th	500,000	489	—
					$1,750				1,403,500	$1,715	$1,659
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
(5)Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2024, 6.950% and (ii) for each period beginning on or after September 15, 2029, the five-year Treasury rate as of the most recent reset dividend determination date plus 2.771%.
All series of preferred stock have no stated maturity and redemption is solely at Regions' option, subject to regulatory approval, in whole, or in part, after the earliest redemption date or in whole, but not in part, at any time following a regulatory capital treatment event for the Series C, Series D, Series E, and Series F preferred stock.
Regions completed the issuance of Series F preferred stock during the third quarter of 2024 as shown in the table above. The Company incurred $11 million of issuance costs associated with the transaction with an initial partial dividend occurring in the third quarter. The Series B preferred stock was redeemed in the third quarter of 2024. Upon redemption, additional paid-in-capital was reduced by $52 million related to Series B preferred dividends that were recorded as a reduction of preferred stock, including related surplus, and net income available to common shareholders was reduced by $15 million related to issuance costs.
The Board of Directors declared cash dividends of $91 million and $98 million on Series B, Series C, Series D, and Series E of preferred stock during 2024 and 2023, respectively. The board declared $13 million in cash dividends on Series F preferred stock during 2024; the initial quarterly cash dividend for Series F preferred stock was declared in the third quarter of 2024. In total, the Board of Directors declared $104 million and $98 million in cash dividends on preferred stock in 2024 and 2023, respectively.
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
COMMON STOCK
The Company's results of the 2024 stress test from the Federal Reserve reflect that the Company exceeded all minimum capital levels. The Company's SCB will remain floored at 2.5 percent from the fourth quarter of 2024 through the third quarter of 2025.
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of December 31, 2024, Regions had repurchased approximately 34 million shares of common stock at a total cost of $614 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock. On December 10, 2024, the Board authorized an extension of the common stock repurchase program through the fourth quarter of 2025.
Regions declared $0.98 per share in cash dividends for 2024, $0.88 per common share for 2023, and $0.74 for 2022.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the years ended December 31:

	2024
	Pre-tax AOCI Activity	Tax Effect and Other (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,773)	$961	$(2,812)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(9)	$1	$(8)
Unrealized gains (losses) on securities transferred from available for sale during the period	(754)	192	(562)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	19	(5)	14
Change in AOCI from securities held to maturity activity in the period	(735)	187	(548)
Ending balance	$(744)	$188	$(556)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(2,759)	$703	$(2,056)
Unrealized (gains) losses on securities transferred to held to maturity during the period	754	(192)	562
Unrealized gains (losses) arising during the period	(161)	31	(130)
Reclassification adjustments for securities (gains) losses realized in net income (3)	208	(52)	156
Change in AOCI from securities available for sale activity in the period	801	(213)	588
Ending balance	$(1,958)	$490	$(1,468)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(399)	$102	$(297)
Unrealized gains (losses) on derivatives arising during the period	(683)	172	(511)
Reclassification adjustments for (gains) losses realized in net income (2)	420	(106)	314
Change in AOCI from derivative activity in the period	(263)	66	(197)
Ending balance	$(662)	$168	$(494)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(606)	$155	$(451)
Net actuarial gains (losses) arising during the period	27	(9)	18
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	31	(8)	23
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	58	(17)	41
Ending balance	$(548)	$138	$(410)

Total other comprehensive income (loss)	(139)	23	(116)
Total accumulated other comprehensive income (loss), end of period	$(3,912)	$984	$(2,928)

	2023
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,481)	$1,138	$(3,343)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(11)	$2	$(9)
Reclassification adjustments for amortization on unrealized losses (2)	2	(1)	1
Ending balance	$(9)	$1	$(8)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,433)	$872	$(2,561)
Unrealized gains (losses) arising during the period	669	(168)	501
Reclassification adjustments for securities (gains) losses realized in net income (3)	5	(1)	4
Change in AOCI from securities available for sale activity in the period	674	(169)	505
Ending balance	$(2,759)	$703	$(2,056)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(468)	$119	$(349)
Unrealized gains (losses) on derivatives arising during the period	(167)	43	(124)
Reclassification adjustments for (gains) losses realized in net income (2)	236	(60)	176
Change in AOCI from derivative activity in the period	69	(17)	52
Ending balance	$(399)	$102	$(297)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(569)	$145	$(424)
Net actuarial gains (losses) arising during the period	(82)	21	(61)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	45	(11)	34
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	(37)	10	(27)
Ending balance	$(606)	$155	$(451)

Total other comprehensive income (loss)	708	(177)	531
Total accumulated other comprehensive income (loss), end of period	$(3,773)	$961	$(2,812)

	2022
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$387	$(98)	$289

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(14)	$3	$(11)
Reclassification adjustments for amortization on unrealized (gains) losses (2)	3	(1)	2
Ending balance	$(11)	$2	$(9)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$218	$(55)	$163
Unrealized gains (losses) arising during the period	(3,652)	927	(2,725)
Reclassification adjustments for securities losses realized in net income (3)	1	—	1
Change in AOCI from securities available for sale activity in the period	(3,651)	927	(2,724)
Ending balance	$(3,433)	$872	$(2,561)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$830	$(209)	$621
Unrealized gains (losses) on derivatives arising during the period	(1,158)	292	(866)
Reclassification adjustments for (gains) losses realized in net income (2)	(140)	36	(104)
Change in AOCI from derivative activity in the period	(1,298)	328	(970)
Ending balance	$(468)	$119	$(349)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(647)	$163	$(484)
Net actuarial gains (losses) arising during the period	40	(7)	33
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	38	(11)	27
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	78	(18)	60
Ending balance	$(569)	$145	$(424)

Total other comprehensive income (loss)	(4,868)	1,236	(3,632)
Total accumulated other comprehensive income (loss), end of period	$(4,481)	$1,138	$(3,343)
____
(1)The impact of all AOCI activity is shown net of tax, the tax effect is calculated using a nominal rate of approximately 25 percent.
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

NOTE 15. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

		2024	2023	2022
	(In millions, except per share data)
Numerator:
Net income	Net income	$1,893	$2,074	$2,245
Preferred stock dividends and other(1)		(119)	(98)	(99)
Net income available to common shareholders		$1,774	$1,976	$2,146
Denominator:
Weighted-average common shares outstanding—basic		$916	$936	$935
Potential common shares		2	2	7
Weighted-average common shares outstanding—diluted		$918	$938	942
Earnings per common share:
Basic		$1.94	$2.11	$2.29
Diluted		$1.93	$2.11	$2.28
______
(1) Preferred stock dividends and other for the year ended December 31, 2024 included $15 million of issuance costs associated with the redemption of Series B preferred shares in the third quarter of 2024. See Note 14 for additional details.

The effects from the assumed exercise of restricted stock units and awards and performance stock units totaling 5 million, 6 million, and 4 million for years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 16. SHARE-BASED PAYMENTS
Regions administers long-term incentive compensation plans that permit the granting of incentive awards in the form of restricted stock awards, performance awards, stock options and stock appreciation rights. No stock options were outstanding during 2024, 2023 or 2022. While Regions has the ability to issue stock appreciation rights, none have been issued to date. The terms of all awards issued under these plans are determined by the CHR Committee of the Board; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by shareholders. Incentive awards usually vest based on employee service, generally within three years from the date of the grant.
On April 23, 2015, the shareholders of the Company approved the Regions Financial Corporation 2015 LTIP, which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the CHR Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 21 million at December 31, 2024.
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
The following table summarizes the elements of compensation cost recognized in the consolidated statements of income for the years ended December 31:

	2024	2023	2022
	(In millions)
Compensation cost of share-based compensation awards:
Restricted and performance stock awards	$73	$61	$60
Tax benefits related to share-based compensation cost	(18)	(16)	(15)
Compensation cost of share-based compensation awards, net of tax	$55	$45	$45
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During 2024, 2023 and 2022, Regions made restricted stock grants that vest based upon satisfaction of service conditions and restricted stock award and performance stock award grants that vest based upon satisfaction of both service conditions and performance conditions. Incremental shares earned above the performance target associated with previous performance stock awards are included when and if performance targets are achieved. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

Activity related to restricted stock awards and performance stock awards for 2024, 2023 and 2022 is summarized as follows:

	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2021	11,206,894	$13.39
Granted	2,831,304	21.39
Vested	(3,543,152)	14.24
Forfeited	(331,283)	14.73
Non-vested at December 31, 2022	10,163,763	$15.23
Granted	3,943,474	17.54
Vested	(5,844,477)	10.25
Forfeited	(262,719)	18.08
Non-vested at December 31, 2023	8,000,041	$19.90
Granted	3,768,326	20.49
Vested	(4,253,297)	20.50
Forfeited	(315,234)	21.76
Non-vested at December 31, 2024	7,199,836	$19.86
As of December 31, 2024, the pre-tax amount of non-vested restricted stock, restricted stock units and performance stock units not yet recognized was $73 million, which will be recognized over a weighted-average period of 1.66 years. The total fair value of shares vested during the years ended December 31, 2024, 2023, and 2022, was $87 million, $109 million, and $76 million, respectively. No share-based compensation costs were capitalized during the years ended December 31, 2024, 2023, or 2022.
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

The following table sets forth the plans’ change in benefit obligation, plan assets and funded status, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Qualified Plans		Non-qualified Plans		Total
	2024	2023	2024	2023	2024	2023
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of year	$1,644	$1,623	$82	$127	$1,726	$1,750
Service cost	22	21	1	1	23	22
Interest cost	82	86	4	6	86	92
Actuarial (gains) losses	(52)	49	3	14	(49)	63
Benefit payments	(157)	(132)	(7)	(8)	(164)	(140)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	(9)	(58)	(9)	(58)
Projected benefit obligation, end of year	$1,536	$1,644	$74	$82	$1,610	$1,726
Change in plan assets
Fair value of plan assets, beginning of year	$1,936	$1,970	$—	$—	$1,936	$1,970
Actual return on plan assets	98	101	—	—	98	101
Company contributions	—	—	16	66	16	66
Benefit payments	(157)	(132)	(7)	(8)	(164)	(140)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	(9)	(58)	(9)	(58)
Fair value of plan assets, end of year	$1,874	$1,936	$—	$—	$1,874	$1,936
Funded status and accrued benefit (cost) at measurement date	$338	$292	$(74)	$(82)	$264	$210
Amount recognized in the Consolidated Balance Sheets:
Other assets	$338	$292	$—	$—	$338	$292
Other liabilities	—	—	(74)	(82)	(74)	(82)
	$338	$292	$(74)	$(82)	$264	$210
Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss	$529	$580	$26	$29	$555	$609
The accumulated benefit obligation for the qualified plans was $1.5 billion and $1.6 billion as of December 31, 2024 and 2023, respectively. Total plan assets exceeded the corresponding accumulated benefit obligation for the qualified plans as of December 31, 2024 and 2023. The accumulated benefit obligation for the non-qualified plans was $74 million and $82 million as of December 31, 2024 and 2023, respectively, which exceeded all corresponding plan assets for each period. As of December 31, 2024 and 2023, the actuarial (gains) losses related to the change in the benefit obligation were primarily driven by changes in the discount rate.
Net periodic pension cost (benefit) included the following components for the years ended December 31:

	Qualified Plans			Non-qualified Plans			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	(In millions)
Service cost	$22	$21	$34	$1	$1	$2	$23	$22	$36
Interest cost	82	86	56	4	6	3	86	92	59
Expected return on plan assets	(124)	(120)	(139)	—	—	—	(124)	(120)	(139)
Amortization of actuarial loss	25	24	25	3	4	7	28	28	32
Settlement charge	—	—	4	3	17	2	3	17	6
Net periodic pension (benefit) cost	$5	$11	$(20)	$11	$28	$14	$16	$39	$(6)
The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
The assumptions used to determine benefit obligations at December 31 are as follows:

	Qualified Plans		Non-qualified Plans
	2024	2023	2024	2023
Discount rate	5.67%	5.15%	5.49%	5.08%
Rate of annual compensation increase	4.00%	4.00%	3.00%	3.00%

The weighted-average assumptions used to determine net periodic pension (benefit) cost for the years ended December 31 are as follows:

	Qualified Plans			Non-qualified Plans
	2024	2023	2022	2024	2023	2022
Discount rate	5.15%	5.42%	2.85%	5.09%	5.42%	2.72%
Expected long-term rate of return on plan assets	6.61%	6.37%	5.62%	N/A	N/A	N/A
Rate of annual compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%
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
The expected long-term rate of return on the qualified plans' assets is based on an estimated reasonable range of probable returns. The assumption is established by considering historical and anticipated returns of the asset classes invested in by the qualified plans and the allocation strategy currently in place among those classes. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management. For 2025, the weighted-average expected long-term rate of return on plan assets is 6.61 percent, using the weighted fair value of plan assets as of December 31, 2024.
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
Regions’ qualified plans have a portion of their investments in Regions' common stock. At December 31, 2024, the plans held 2,855,618 shares, which represents a total market value of approximately $67 million, or approximately 4 percent of the plans' assets.
The following table presents the fair value of Regions’ qualified pension plans’ financial assets as of December 31:

	2024				2023
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Cash and cash equivalents	$27	$—	$—	$27	$74	$—	$—	$74
Fixed income securities:
U.S. Treasury securities	$362	$—	$—	$362	$359	$—	$—	$359
Federal agency securities	—	11	—	11	—	7	—	7
Corporate bonds and other debt	—	606	—	606	—	603	—	603
Total fixed income securities	$362	$617	$—	$979	$359	$610	$—	$969

Domestic equity securities	$124	$—	$—	$124	$132	$—	$—	$132
International mutual funds	$90	$—	$—	$90	$103	$—	$—	$103
Total assets in the fair value hierarchy	$603	$617	$—	$1,220	$668	$610	$—	$1,278
Collective trust funds:
Fixed income fund (1)				$117				$111
Common stock fund (1)				126				119
International fund (1)				120				117
Total collective trust funds				$363				$347
Real estate funds measured at NAV (1)				119				144
Private equity funds measured at NAV (1)				172				167
				$1,874				$1,936
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

Investments held in the plans are recorded at fair value on a recurring basis. For all investments, the plans attempt to use quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, the plans typically employ quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows to estimate a value of these securities, or Level 2 measurements. Level 2 discounted cash flow analyses are typically based on market interest rates, prepayment speeds and/or option adjusted spreads. See Note 1 for a description of valuation methodologies related to U.S. Treasuries, federal agency securities, and equity securities. The methodology described in Note 1 for other debt securities is applicable to corporate bonds and other debt.
Mutual funds are valued based on quoted market prices of identical assets on active exchanges; these valuations are Level 1 measurements. Collective trust funds, real estate funds, private equity funds and other assets are valued based on net asset value or the valuation of the limited partner’s portion of the equity of the fund. Third party fund managers provide these valuations based primarily on estimated valuations of underlying investments.
Information about the expected cash flows for the qualified and non-qualified plans is as follows:

	Qualified Plans	Non-qualified Plans
	(In millions)
Expected Employer Contributions:
2025	$—	$—
Expected Benefit Payments:
2025	$123	$8
2026	124	8
2027	126	7
2028	125	8
2029	123	8
Next five years	587	34
OTHER PLANS
Regions has a defined-contribution 401(k) plan that includes a Company match of eligible employee contributions. Eligible employees include those who have been employed for one year and have worked a minimum of 1,000 hours. The Company match is invested based on the employees' allocation elections. Regions provides an automatic 2 percent cash 401(k) contribution to eligible employees regardless of whether or not they are contributing to the 401(k) plan. To receive this contribution, employees must be employed at the end of the year and not actively accruing a benefit in the Regions’ pension plans. Regions’ cash contribution was approximately $27 million for 2024, $24 million for 2023, and $22 million for 2022. For 2024, 2023, and 2022, eligible employees who were already contributing to the 401(k) plan received up to a 5 percent Company match plus the automatic 2 percent cash contribution. Regions’ match to the 401(k) plan on behalf of employees totaled $73 million in 2024, $72 million in 2023, and $67 million in 2022. Regions’ 401(k) plan held 14 million and 16 million shares of Regions' common stock at December 31, 2024 and 2023, respectively. The 401(k) plan received approximately $15 million, $13 million, and $12 million in dividends on Regions' common stock for the years ended December 31, 2024, 2023, and 2022, respectively.
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

NOTE 18. OTHER NON-INTEREST INCOME AND EXPENSE
The following is a detail of other non-interest income for the years ended December 31:

	2024	2023	2022
	(In millions)
Investment services fee income	$157	$138	$122
Commercial credit fee income	111	105	96
Bank-owned life insurance	102	78	62
Market value adjustments on employee benefit assets	25	15	(45)
Insurance proceeds (1)	—	—	50
Other miscellaneous income	167	185	199
	$562	$521	$484
______
(1)In 2022, the Company settled a previously disclosed matter with the CFPB and received an insurance reimbursement related to the settlement.

The following is a detail of other non-interest expense for the years ended December 31:

	2024	2023	2022
	(In millions)
Outside services	$162	$163	$157
Marketing	110	110	102
Professional, legal and regulatory expenses	94	85	263
Credit/checkcard expenses	59	60	66
FDIC insurance assessments	109	228	61
Operational losses	95	212	56
Branch consolidation, property and equipment charges	3	7	3
Visa class B shares expense	32	28	24
Early extinguishment of debt	—	(4)	—
Other miscellaneous expenses	365	410	326
	$1,029	$1,299	$1,058
NOTE 19. INCOME TAXES
The components of income tax expense for the years ended December 31 were as follows:

	2024	2023	2022
	(In millions)
Current income tax expense:
Federal	$383	$417	$493
State	57	84	116
Total current expense	$440	$501	$609
Deferred income tax expense (benefit):
Federal	$1	$25	$26
State	20	7	(4)
Total deferred expense	$21	$32	$22
Total income tax expense	$461	$533	$631
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
The Company accounts for investment tax credits from renewable energy sources using the deferral method. Investment tax credits generated totaled $179 million, $94 million and $67 million for 2024, 2023, and 2022, respectively.

Income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 21 percent as shown in the following table:

	2024	2023	2022
	(Dollars in millions)
Tax on income computed at statutory federal income tax rate	$494	$547	$604
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	62	72	88
Affordable housing and economic development credits, net of amortization	(48)	(42)	(32)
Tax-exempt interest	(39)	(38)	(33)
Non-deductible expenses	29	33	34
Bank-owned life insurance	(24)	(19)	(16)
Other, net	(13)	(20)	(14)
Income tax expense(1)	$461	$533	$631
Effective tax rate	19.6%	20.5%	22.0%
_______
(1) Income tax expense includes gross amortization of affordable housing and economic development projects of $188 million, $166 million, and $149 million for 2024, 2023 and 2022, respectively. See Note 2 for additional information.
Significant components of the Company’s net deferred tax asset at December 31 are listed below:

	2024	2023
	(In millions)
Deferred tax assets:
Unrealized losses included in shareholders' equity	$976	$961
Allowance for credit losses	433	430
Right of use liability	123	129
Accrued expenses	48	87
Other	18	20
Federal tax credit carryforwards	27	—
Federal and state net operating losses, net of federal tax effect	28	31
Total deferred tax assets	1,653	1,658
Less: valuation allowance	(22)	(21)
Total deferred tax assets less valuation allowance	1,631	1,637
Deferred tax liabilities:
Lease financing	413	439
Right of use asset	116	121
Mortgage servicing rights	96	95
Goodwill and intangibles	126	112
Fixed assets	7	30
Employee benefits and deferred compensation	34	37
Other	64	62
Total deferred tax liabilities	856	896
Net deferred tax asset	$775	$741

The following table provides details of the Company’s net operating loss and tax credit carryforwards at December 31, 2024, including the expiration dates and related valuation allowance:

	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance
	(In millions)
General business credits	2044	$27	$—	$27
Net operating losses-federal	None	8	—	8
Net operating losses-states	2025-2029	11	11	—
Net operating losses-states	2030-2036	3	3	—
Net operating losses-states	2037-2044	3	3	—
Net operating losses-states	None	3	3	—
		$55	$20	$35

The Company believes that a portion of the state net operating loss carryforwards will not be realized due to certain state statutory limitations. Accordingly, a valuation allowance has been established in the amount of $20 million against such benefits at December 31, 2024 compared to $19 million at December 31, 2023.
A reconciliation of the beginning and ending amount of UTB is as follows:

	2024	2023	2022
	(In millions)
Balance at beginning of year	$11	$8	$9
Additions based on tax positions taken in a prior period	—	3	—
Additions based on tax positions taken in the current period	1	—	—
Expiration of statute of limitations	—	—	(1)
Balance at end of year	$12	$11	$8
The Company files U.S. federal, state, and local income tax returns. The Company is in the IRS’s Compliance Assurance Process program and examinations of the U.S federal consolidated income tax return for tax years through 2022 have been completed. With limited exceptions, the Company is no longer subject to state and local tax examinations for tax years prior to 2020. Currently, there are no material disputed tax positions with federal or state taxing authorities. Accordingly, the Company does not anticipate that any adjustments relating to federal or state tax examinations will result in material changes to its business, financial position, results of operations or cash flows.
It is reasonably possible that the liability for UTBs could decrease by as much as $8 million and be recognized due to the expiration of statute of limitations during the next twelve months.
As of December 31, 2024, 2023 and 2022, the balances of the Company’s UTBs that would reduce the effective tax rates, if recognized, were $12 million, $11 million and $8 million, respectively.
Interest and penalties related to UTBs are recorded in the provision for income taxes. For each of the years ended December 31, 2024, 2023 and 2022, the Company recognized an immaterial expense (benefit) for gross interest and penalties related to its UTBs. As of December 31, 2024 and 2023, the Company had an immaterial gross liability for interest and penalties related to UTBs.
NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments.

	2024			2023
	Notional Amount(1)	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$5,484	$26	$95	$2,975	$1	$121
Derivatives in cash flow hedging relationships:
Interest rate swaps	36,660	—	718	29,550	43	580
Interest rate options	2,000	4	6	2,000	21	13
Total derivatives in cash flow hedging relationships	38,660	4	724	31,550	64	593
Total derivatives designated as hedging instruments	$44,144	$30	$819	$34,525	$65	$714
Derivatives not designated as hedging instruments:
Interest rate swaps	$94,803	$1,608	$1,598	$99,892	$1,769	$1,718
Interest rate options	11,005	31	24	13,497	66	57
Interest rate futures and forward commitments	1,247	8	4	655	7	12
Other contracts	12,539	139	106	12,007	198	190
Total derivatives not designated as hedging instruments	$119,594	$1,786	$1,732	$126,051	$2,040	$1,977
Total derivatives	$163,738	$1,816	$2,551	$160,576	$2,105	$2,691

Total gross derivative instruments, before netting		$1,816	$2,551		$2,105	$2,691
Less: Netting adjustments (2)		1,703	1,615		2,029	1,560
Total gross derivative instruments, after netting		$113	$936		$76	$1,131
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. Includes accrued interest as applicable. The table reflects net notional presentation and gross asset and liability presentation to capture the economic impact of the trades.

(2)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements, and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral. Cash collateral, all of which is included as a netting adjustment, totaled $106 million and $243 million for derivative assets at December 31, 2024 and 2023, respectively. Cash collateral totaled $87 million and $43 million for derivative liabilities at December 31, 2024 and 2023, respectively.
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
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay SOFR interest rate swaps and interest rate options. As of December 31, 2024, Regions was hedging its exposure to the variability in future cash flows into 2034.
As of December 31, 2024, cash flow hedges were held at a pre-tax net loss of $662 million, which includes pre-tax net gains of $29 million related to terminated cash flow floors and swaps. Regions expects to reclassify into earnings approximately $203 million in pre-tax losses due to the net receipt/ payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $30 million in pre-tax net gains related to the amortization of terminated cash flow floors and swaps.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	2024
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings	Deposits
	(In millions)
Total income (expense) presented in the consolidated statements of income	$925	$5,732	$(279)	$(1,971)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$8	$—	$(67)	(1)
Recognized on derivatives	27	—	22	—
Recognized on hedged items	(27)	—	(22)	—
Income (expense) recognized on fair value hedges	$8	$—	$(67)	$(1)

Gains/(losses) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(420)	$—	$—
Income (expense) recognized on cash flow hedges	$—	$(420)	$—	$—

	2023
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$749	$5,733	$(226)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$—	$(64)
Recognized on derivatives	(6)	—	46
Recognized on hedged items	6	—	(46)
Income (expense) recognized on fair value hedges	$(1)	$—	$(64)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(236)	$—
Income (expense) recognized on cash flow hedges	$—	$(236)	$—

	2022
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$688	$4,088	$(119)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$41	$—	$(16)
Recognized on derivatives	—	—	(124)
Recognized on hedged items	—	—	124
Income (expense) recognized on fair value hedges	$41	$—	$(16)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$140	$—
Income (expense) recognized on cash flow hedges	$—	$140	$—
_____
(1)See Note 14 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax
The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	2024		2023
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale(1)(2)	$3,304	$(22)	$1,653	$5
Long-term borrowings	(3,058)	91	(1,286)	112
_____
(1) At December 31, 2024 and 2023, the Company designated interest rate swaps as fair value hedges of debt securities available for sale under the portfolio layer method under which the Company designated $750 million and $1.0 billion, respectively, as the hedged amount from a closed portfolio of prepayable financial assets with a carrying amount of $1.8 billion and $1.3 billion, respectively.
(2) Carrying amount represents amortized cost.

Additionally, at December 31, 2023, the Company had fair value hedges on time deposits with a carrying amount of $252 million and a hedge accounting basis adjustment of zero.
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2024 and 2023, Regions had $117 million and $124 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At December 31, 2024 and 2023, Regions had $308 million and $267 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions uses various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of December 31, 2024 and 2023, the total notional amount related to these contracts was $3.4 billion and $3.3 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

Derivatives Not Designated as Hedging Instruments	2024	2023	2022
	(In millions)
Capital markets income:
Interest rate swaps	$29	$(17)	$108
Interest rate options	52	42	23
Interest rate futures and forward commitments	23	13	10
Other contracts	23	11	11
Total capital markets income	127	49	152
Mortgage income:
Interest rate swaps	(44)	(14)	(118)
Interest rate options	(4)	1	(14)
Interest rate futures and forward commitments	8	(10)	(4)
Total mortgage income	(40)	(23)	(136)
	$87	$26	$16
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2025 and 2030. Swap participations, whereby Regions has sold credit protection have maturities between 2025 and 2035. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of December 31, 2024 was approximately $320 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2024 and 2023 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2024 and 2023, were $47 million and $29 million, respectively, for which Regions had posted collateral of $34 million and $32 million, respectively, in the normal course of business.
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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis as of December 31:

	2024				2023
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$2,003	$—	$—	$2,003	$1,223	$—	$—	$1,223
Federal agency securities	—	444	—	444	—	1,043	—	1,043
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities:
Residential agency	—	18,945	—	18,945	—	17,372	—	17,372
Commercial agency	—	4,090	—	4,090	—	7,307	—	7,307
Commercial non-agency	—	82	—	82	—	83	—	83
Corporate and other debt securities	—	655	3	658	—	1,073	1	1,074
Total debt securities available for sale	$2,003	$24,218	$3	$26,224	$1,223	$26,880	$1	$28,104
Loans held for sale	$—	$234	$—	$234	$—	$201	$—	$201
Marketable equity securities in other earning assets	$819	$—	$—	$819	$813	$—	$—	$813
Residential mortgage servicing rights	$—	$—	$1,007	$1,007	$—	$—	$906	$906
Commercial mortgage servicing rights through non-DUS agency programs	$—	$—	$97	$97	$—	$—	$81	$81
Derivative assets (2):
Interest rate swaps	$—	$1,634	$—	$1,634	$—	$1,813	$—	$1,813
Interest rate options	—	30	5	35	—	83	4	87
Interest rate futures and forward commitments	—	8	—	8	—	7	—	7
Other contracts	13	126	—	139	—	198	—	198
Total derivative assets	$13	$1,798	$5	$1,816	$—	$2,101	$4	$2,105
Derivative liabilities (2):
Interest rate swaps	$—	$2,411	$—	$2,411	$—	$2,419	$—	$2,419
Interest rate options	—	30	—	30	—	70	—	70
Interest rate futures and forward commitments	—	4	—	4	—	12	—	12
Other contracts	3	103	—	106	—	189	1	190
Total derivative liabilities	$3	$2,548	$—	$2,551	$—	$2,690	$1	$2,691
Securities sold, but not yet purchased	$147	$—	$—	$147	$—	$—	$—	$—
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
Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. See Note 6 for a reconciliation of beginning and ending balances of these MSRs for the years ended December 31, 2024 and 2023.

RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS
Residential mortgage servicing rights
The significant unobservable inputs used in the fair value measurement of residential MSRs are CPR and OAS. This valuation requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk-adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs including servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 6 .
Commercial mortgage servicing rights through non-DUS agency programs
The significant unobservable inputs used in the fair value measurement of commercial MSRs are CPR and the discount rate. This valuation requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk-adjusted rate. Additionally, the impact of prepayments and changes in the discount rate are based on a variety of underlying inputs including servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 6 .
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2024 and 2023. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at December 31, 2024 and 2023 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	December 31, 2024
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$1,007	Discounted cash flow	Weighted-average CPR (%)	4.6% - 23.1% (8.0%)
			OAS (%)	4.8% - 7.7% (5.1%)
Commercial mortgage servicing rights through non-DUS agency programs (1)	$97	Discounted cash flow	Weighted-average CPR (%)	5.4% - 10.6% 7.7%%)
			Discount rate (%)	7.0% - 8.0% (7.1%)

	December 31, 2023
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$906	Discounted cash flow	Weighted-average CPR (%)	5.6% - 21.5% (8.2%)
			OAS (%)	4.5% -8.2% (4.8%)
Commercial mortgage servicing rights through non-DUS agency programs (1)	$81	Discounted cash flow	Weighted-average CPR (%)	5.4% - 11.5% (8.1%)
			Discount rate (%)	7.0% -8.0% (7.1%)
_______
(1)See Note 6 for additional disclosures related to assumptions used in the fair value calculations for residential and commercial mortgage servicing rights.
FAIR VALUE OPTION
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale. At December 31, 2024, the aggregate fair value of these loans totaled $222 million compared to aggregate unpaid principal of $219 million. At December 31, 2023, the aggregate fair value of these loans totaled $184 million compared to aggregate unpaid principal of $177 million.
Interest income on residential first mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. Net gains and losses resulting from changes in fair value of residential first mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the years ended 2024 and 2023, were immaterial. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both December 31, 2024 and December 31, 2023.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2024 are as follows:

	2024
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$10,712	$10,712	$10,712	$—	$—
Debt securities held to maturity	4,427	4,226	—	4,226	—
Debt securities available for sale	26,224	26,224	2,003	24,218	3
Loans held for sale	594	594	—	594	—
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	93,424	89,907	—	—	89,907
Other earning assets	1,616	1,616	819	797	—
Derivative assets	1,816	1,816	13	1,798	5
Financial liabilities:
Derivative liabilities	2,551	2,551	3	2,548	—
Deposits with no stated maturity(4)	111,883	111,883	—	111,883	—
Time deposits(4)	15,720	15,694	—	15,694	—
Short-term borrowings	500	500	—	500	—
Long-term borrowings	5,993	6,059	—	6,058	1
Loan commitments and letters of credit	149	149	—	—	149
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at December 31, 2024 was $3.5 billion or 3.8 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.7 billion at December 31, 2024.
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
NOTE 22. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The Company has three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. The segments are based on the manner in which the CODM reviews the Company's performance. The Company's CODM is the CEO, President and Chair of the Board. As a part of the CODM review, pre-tax income is utilized to allocate resources amongst segments.
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
•Net interest income is presented utilizing an FTP approach, for which market-based funding charges/credits are assigned within the segments. By allocating a cost or a credit to each product based on the FTP framework, management is able to more effectively measure the net interest margin contribution of its assets/liabilities by segment. The summation of the interest income/expense and FTP charges/credits for each segment is its designated net interest income.
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
The following tables present financial information, including non-interest income disaggregated by major product category, for each reportable segment for the years ended December 31:

	2024
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,821	$2,834	$163	$—	$4,818
Provision for (benefit from) credit losses	362	270	8	(153)	487
Non-interest income (loss) (1):
Service charges on deposit accounts	223	385	3	1	612
Card and ATM fees	43	424	1	(1)	467
Capital markets income	346	1	1	—	348
Investment management and trust fee income	—	—	338	—	338
Mortgage income	—	146	—	—	146
Investment services fee income	—	—	157	—	157
Commercial credit fee income	111	—	—	—	111
Bank-owned life insurance	—	—	—	102	102
Securities gains (losses), net	—	—	—	(208)	(208)
Market value adjustments on employee benefit assets	—	—	—	25	25
Other miscellaneous income	174	81	2	(90)	167
Total non-interest income (loss)	897	1,037	502	(171)	2,265
Non-interest expense:
Salaries and employee benefits	558	721	260	990	2,529
Equipment and software expense	19	101	3	283	406
Net occupancy expense	27	210	12	29	278
Other expenses (2)	666	1,369	178	(1,184)	1,029
Total non-interest expense	1,270	2,401	453	118	4,242
Income (loss) before income taxes	1,086	1,200	204	(136)	2,354
Income tax expense (benefit)	271	300	51	(161)	461
Net income	$815	$900	$153	$25	$1,893
Average assets	$69,207	$37,947	$2,063	$44,664	$153,881

	2023
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$2,007	$3,123	$190	$—	$5,320
Provision for (benefit from) credit losses	343	279	8	(77)	553
Non-interest income (1):
Service charges on deposit accounts	193	396	3	—	592
Card and ATM fees	45	458	—	1	504
Capital markets income	219	1	1	1	222
Investment management and trust fee income	—	—	313	—	313
Mortgage income	—	109	—	—	109
Investment services fee income	—	—	138	—	138
Commercial credit fee income	105	—	—	—	105
Bank-owned life insurance	—	—	—	78	78
Securities gains (losses), net	(1)	—	—	(4)	(5)
Market value adjustments on employee benefit assets	—	—	—	15	15
Other miscellaneous income	151	80	2	(48)	185
Total non-interest income	712	1,044	457	43	2,256
Non-interest expense:
Salaries and employee benefits	546	732	254	884	2,416
Equipment and software expense	20	110	3	279	412
Net occupancy expense	27	222	12	28	289
Other expenses (2)	635	1,509	158	(1,003)	1,299
Total non-interest expense	1,228	2,573	427	188	4,416
Income (loss) before income taxes	1,148	1,315	212	(68)	2,607
Income tax expense (benefit)	287	330	52	(136)	533
Net income	$861	$985	$160	$68	$2,074
Average assets	$69,520	$37,762	$2,044	$43,691	$153,017

	2022
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$1,961	$2,641	$184	$—	$4,786
Provision for (benefit from) credit losses	287	280	9	(305)	271
Non-interest income (1):
Service charges on deposit accounts	177	459	3	2	641
Card and ATM fees	44	468	1	—	513
Capital markets income	339	1	1	(2)	339
Investment management and trust fee income	—	—	297	—	297
Mortgage income	—	156	—	—	156
Investment services fee income	—	—	122	—	122
Commercial credit fee income	96	—	—	—	96
Bank-owned life insurance	—	—	—	62	62
Securities gains (losses), net	—	—	—	(1)	(1)
Market value adjustments on employee benefit assets	—	—	—	(45)	(45)
Insurance proceeds (3)	—	—	—	50	50
Other miscellaneous income	147	81	2	(31)	199
Total non-interest income	803	1,165	426	35	2,429
Non-interest expense:
Salaries and employee benefits	557	733	236	792	2,318
Equipment and software expense	23	115	3	251	392
Net occupancy expense	27	222	13	38	300
Other expenses (2)	577	1,226	152	(897)	1,058
Total non-interest expense	1,184	2,296	404	184	4,068
Income before income taxes	1,293	1,230	197	156	2,876
Income tax expense (benefit)	323	308	50	(50)	631
Net income	$970	$922	$147	$206	$2,245
Average assets	$64,532	$36,623	$2,116	$56,121	$159,392
_____
(1) Non-interest income includes $473 million, $534 million, and $663 million of revenue that is not from a contract with a customer for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) See Note 18 for a detail of expenses comprising other expenses.
(3) In 2022, the Company settled a previously disclosed matter with the CFPB and received an insurance reimbursement related to the settlement.

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
Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2024	2023
	(In millions)
Unused commitments to extend credit	$63,232	$63,631
Standby letters of credit	2,096	1,997
Commercial letters of credit	58	78
Liabilities associated with standby letters of credit	33	32
Assets associated with standby letters of credit	35	34
Reserve for unfunded credit commitments	116	124

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
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At December 31, 2024 and 2023, the Company's DUS servicing portfolio totaled approximately $7.0 billion and $6.2 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at December 31, 2024 and 2023, these serviced loans totaled approximately $665 million and $653 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $2.4 billion and $2.3 billion at December 31, 2024 and 2023, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both December 31, 2024 and 2023. Refer to Note 1 for additional information.
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
NOTE 24. PARENT COMPANY ONLY FINANCIAL STATEMENTS
Presented below are condensed financial statements of Regions Financial Corporation:
 Balance Sheets

	December 31
	2024	2023
	(In millions)
Assets
Interest-bearing deposits in other banks	$2,420	$1,869
Debt securities available for sale	20	20
Premises and equipment, net	45	47
Investments in subsidiaries:
Banks	18,407	16,882
Non-banks	515	425
	18,922	17,307
Other assets	274	291
Total assets	$21,681	$19,534
Liabilities and Shareholders’ Equity
Long-term borrowings	$3,495	$1,832
Other liabilities	307	273
Total liabilities	3,802	2,105
Shareholders’ equity:
Preferred stock	1,715	1,659
Common stock	9	10
Additional paid-in capital	11,394	11,757
Retained earnings	9,060	8,186
Treasury stock, at cost	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(2,928)	(2,812)
Total shareholders’ equity	17,879	17,429
Total liabilities and shareholders’ equity	$21,681	$19,534

Statements of Income

	Year Ended December 31
	2024	2023	2022
	(In millions)
Income:
Dividends received from subsidiaries	$2,095	$1,609	$1,351
Interest from subsidiaries	43	1	4
Other	10	7	(3)
	2,148	1,617	1,352
Expenses:
Salaries and employee benefits	76	65	64
Interest expense	177	134	86
Equipment and software expense	6	(2)	4
Other	80	70	62
	339	267	216
Income before income taxes and equity in undistributed earnings of subsidiaries	1,809	1,350	1,136
Income tax benefit	(41)	(43)	(36)
Income before equity in undistributed earnings of subsidiaries and preferred stock dividends	1,850	1,393	1,172
Equity in undistributed earnings of subsidiaries:
Banks	(42)	644	1,066
Non-banks	85	37	7
	43	681	1,073
Net income	1,893	2,074	2,245
Preferred stock dividends and other	(119)	(98)	(99)
Net income available to common shareholders	$1,774	$1,976	$2,146

Statements of Cash Flows

	Year Ended December 31
	2024	2023	2022
	(In millions)
Operating activities:
Net income	$1,893	$2,074	$2,245
Adjustments to reconcile net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(43)	(681)	(1,073)
Provision for (benefit from) deferred income taxes	(6)	(4)	(3)
Depreciation, amortization and accretion, net	3	2	2
Loss on sale of assets	—	(6)	—
Net change in operating assets and liabilities:
Other assets	28	(11)	12
Other liabilities	28	(9)	(27)
Other	37	74	(89)
Net cash from operating activities	1,940	1,439	1,067
Investing activities:
(Investment in) / repayment of investment in subsidiaries	(1,675)	(8)	(23)
Proceeds from sales and maturities of debt securities available for sale	21	13	8
Purchases of debt securities available for sale	(20)	(11)	(9)
Other, net	(2)	(21)	—
Net cash from investing activities	(1,676)	(27)	(24)
Financing activities:
Proceeds from long-term borrowings	1,740	—	—
Payments on long-term borrowings	(100)	—	—
Cash dividends on common stock	(890)	(787)	(663)
Cash dividends on preferred stock	(104)	(98)	(99)
Net proceeds from issuance of preferred stock	489	—	—
Payment for redemption of preferred stock	(500)	—	—
Repurchases of common stock	(348)	(252)	(230)
Net cash from financing activities	287	(1,137)	(992)
Net change in cash and cash equivalents	551	275	51
Cash and cash equivalents at beginning of year	1,869	1,594	1,543
Cash and cash equivalents at end of year	$2,420	$1,869	$1,594

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Regions maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed in the reports that Regions files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fourth fiscal quarter of the year ended December 31, 2024, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The attestation report of Regions' registered public accounting firm on its internal control over financial reporting is included in Item 8. of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9B. Other Information
Securities Trading Plans of Section 16 Officers and Directors
During the twelve months ended December 31, 2024, none of our officers or directors adopted or terminated a contract, instruction or written plan for the sale or purchase of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the 2025 Annual Meeting of Shareholders (the “Proxy Statement”) under the caption “PROPOSAL 1—ELECTION OF DIRECTORS” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information regarding Regions’ executive officers is at the end of Item I of this Annual Report on Form 10-K.
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
Insider Trading Policy
Regions has adopted a General Policy on Insider Trading (the "Insider Trading Policy") governing the purchase, sale, and/or other dispositions of Regions securities by directors, officers, and employees, as well as the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as NYSE listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report.
Item 11. Executive Compensation
All information presented under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF EXECUTIVE OFFICERS,” “COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT,” “DIRECTOR COMPENSATION,” “CORPORATE GOVERNANCE—Compensation Committee Interlocks and Insider Participation,” and “CORPORATE GOVERNANCE—Risk Management Oversight—Relationship of Compensation Policies and Practices to Risk Management” of the Proxy Statement are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All information presented under the caption “OWNERSHIP OF REGIONS COMMON STOCK” of the Proxy Statement is incorporated herein by reference.
All information presented under the caption “PROPOSAL FOUR— REGIONS FINANCIAL CORPORATION 2025 LONG TERM INCENTIVE PLAN—Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference. This includes the information required by this item concerning Equity Compensation Plan information.

Item 13. Certain Relationships and Related Transactions, and Director Independence
All information presented under the captions “CORPORATE GOVERNANCE—Related Person Transactions,” and “—Director Independence” of the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
All information presented under the caption “PROPOSAL 2—RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Consolidated Financial Statements. The following reports of independent registered public accounting firm (PCAOB ID: 42) and consolidated financial statements of Regions and its subsidiaries are included in Item 8. of this Form 10-K:

Reports of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets—December 31, 2024 and 2023;
Consolidated Statements of Income—Years ended December 31, 2024, 2023 and 2022;
Consolidated Statements of Comprehensive Income—Years ended December 31, 2024, 2023 and 2022;
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2024, 2023 and 2022; and
Consolidated Statements of Cash Flows—Years ended December 31, 2024, 2023 and 2022.
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules.  The following consolidated financial statement schedules are included in Item 8. of this Form 10-K:
None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.
(b) Exhibits.  The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations relating to Series C Preferred Stock, incorporated by reference to Exhibit 3.4 to Form 8-A filed by registrant on April 29, 2019.

3.3	Certificate of Designations relating to Series D Preferred Stock, incorporated by reference to Exhibit 3.1 to the Form 8-K Current Report filed by registrant on June 5, 2020.

3.4	Certificate of Designations relating to Series E Preferred Stock, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by the registrant on May 3, 2021.

3.5	Certificate of Designations relating to Series F Preferred Stock, incorporated by reference to Exhibit 3.6 to Form 8-A filed by registrant on July 26, 2024.

3.6	Bylaws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed by registrant on October 18, 2023.

4.1	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10 percent of the assets of the registrant and its subsidiaries on a consolidated basis.

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

4.3	Form of depositary receipt representing the Series C Depositary Shares, incorporated by reference to Exhibit A to Exhibit 4.1 to the Form 8-A filed by registrant on April 29, 2019.

4.4
Deposit Agreement, dated as of June 5, 2020, by and among Regions Financial Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report filed by registrant on June 5, 2020.

4.4A
Amendment to Deposit Agreement, dated as of June 5, 2020, effective as of October 21, 2022, by and among Regions Financial Corporation, Computershare, Inc., Computershare Trust Company, N.A., and Broadridge Corporate Issuer Solutions, Inc. incorporated by reference to Exhibit 4.7A to Form 10-K Annual Report filed by the registrant on February 24, 2023.

4.5	Form of depositary receipt representing the Series D Depositary Shares, incorporated by reference to Exhibit A to Exhibit 4.1 to the Form 8-K Current Report filed by registrant on June 5, 2020.

4.6
Deposit Agreement, dated as of May 4, 2021, by and among Regions Financial Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-A filed by registrant on May 3, 2021.

4.6A
Amendment to Deposit Agreement, dated as of May 4, 2021, effective as of October 21, 2022, by and among Regions Financial Corporation, Computershare, Inc., Computershare Trust Company, N.A., and Broadridge Corporate Issuer Solutions, Inc. incorporated by reference to Exhibit 4.9A to Form 10-K Annual Report filed by the registrant on February 24, 2023.

4.7	Form of depositary receipt representing the Series E Depositary Shares, incorporated by reference to Exhibit A to Exhibit 4.1 to the Form 8-A filed by registrant on May 3, 2021.

4.8
Deposit Agreement, dated as of July 29, 2024, by and among Regions Financial Corporation, Broadridge Corporate Issuer Solutions, LLC., as depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-A filed by registrant on July 26, 2024.

4.9	Form of Depositary receipt representing the Series F Depositary Shares, incorporated by reference to Exhibit A to Exhibit 4.1 to the Form 8-A filed by the registrant on July 26, 2024.

4.10	Description of Registered Securities.

10.1*	Regions Financial Corporation Director Compensation Program, effective April 20, 2022, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on May 6, 2022.

10.2*	Regions Financial Corporation Director Compensation Program, effective April 17, 2024, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on May 7, 2024.

SEC Assigned Exhibit Number	Description of Exhibits
10.3*	Regions Financial Corporation Directors’ Deferred Restricted Stock Unit Plan, incorporated by reference to Exhibit 10.26 to Form 10-K Annual Report filed by registrant on February 22, 2019.

10.4*
Regions Financial Corporation Directors’ Deferred Investment Plan (As Amended and Restated as of January 1, 2021), incorporated by reference to Exhibit 4.7 to Form S-8 Registration Statement filed by registrant on December 30, 2020.

10.5*
Regions Financial Corporation Deferred Compensation Plan for Former Directors of AmSouth Bancorporation (formerly named Deferred Compensation Plan for Directors of AmSouth Bancorporation), incorporated by reference to Exhibit 10.30 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.6*	Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006.

10.7*	Form of Change-in-Control Agreement with executive officer John M. Turner, Jr., incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.8*	Form of Change-in-Control Agreement with executive officer Kate R. Danella, incorporated by reference to Exhibit 10.37 to Form 10-K Annual Report filed by registrant on February 22, 2019.

10.9*
Form of Change-in-Control Agreement with executive officers David R. Keenan, Ronald G. Smith and David J. Turner, Jr., incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.10*	Form of Change-in-Control Agreement with executive officer William D. Ritter, incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.11*
Form of Amendment to Change-in-Control Agreement with executive officers David J. Turner, Jr., David R. Keenan, Ronald G. Smith, and William D. Ritter, incorporated by reference to Exhibit 10.52 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.12*	Offer Letter with executive officer Russell K. Zusi dated September 20, 2023.

10.13*	Repayment Agreement with executive officer Russell K. Zusi, dated October 6, 2023.

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

SEC Assigned Exhibit Number	Description of Exhibits

10.17*
Form of Associate Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 6, 2021.

10.18*
Form of Associate Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan (2024), incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on May 7, 2024.

10.19*
Form of Associate Performance Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 6, 2021.

10.20*
Form of Associate Performance Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan (2023), incorporated by reference to Exhibit 10. 1 to Form 10-Q Quarterly Report filed by registrant on August 8, 2023.

10.21*
Form of Associate Performance Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan (2024), incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on May 7, 2024.

10.22*
Form of Associate Performance Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on August 6, 2021.

10.23*
Form of Associate Performance Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan (2023), incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 8, 2023.

10.24*
Form of Associate Performance Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan (2024), incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 7, 2024.

10.25*	Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan with executive officer Russell K. Zusi dated January 2, 2024.

10.26*	Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan with executive officer Russell K. Zusi dated April 1, 2024.

10.27*
Regions Financial Corporation Executive Incentive Plan (Amended and Restated Effective January 1, 2023), incorporated by reference to Exhibit 10.28 to Form 10-K Annual Report filed by registrant on February 24, 2023.

10.28*
Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020), incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

10.29*
Amendment One to the Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020), incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on November 4, 2021.

SEC Assigned Exhibit Number	Description of Exhibits

10.30*
Amendment Two to the Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020), incorporated by reference to Exhibit 10.34 to Form 10-K Annual Report filed by registrant on February 24, 2022.

10.31*
Amendment Three to the Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020), incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant August 8, 2023.

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

10.37*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.38*
Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated December 2023, incorporated by reference to Exhibit 10.40 to Form 10-K Annual Report filed by registrant on February 23, 2024.

10.39*	Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated December 2024.

19	Regions Financial Corporation General Policy on Insider Trading.

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

24	Power of Attorney.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SEC Assigned Exhibit Number	Description of Exhibits

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Regions Financial Corporation Financial Restatement Compensation Recoupment Policy (amended and restated as of October 15, 2024), incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2024.

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

DATE:	February 21, 2025		Regions Financial Corporation

		By:	/S/ JOHN M. TURNER, JR.
John M. Turner, Jr. Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/S/ JOHN M. TURNER, JR.	Chairman, President and Chief Executive Officer (principal executive officer)	February 21, 2025
John M. Turner, Jr.

/S/ DAVID J. TURNER, JR.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 21, 2025
David J. Turner, Jr.

/S/ Karin K. Allen	Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)	February 21, 2025
Karin K. Allen

*	Director	February 21, 2025
Mark A. Crosswhite

*	Director	February 21, 2025
Noopur Davis

*	Director	February 21, 2025
Zhanna Golodryga

*	Director	February 21, 2025
J. Thomas Hill

*	Director	February 21, 2025
Roger W. Jenkins

*	Director	February 21, 2025
Joia M. Johnson

*	Director	February 21, 2025
Ruth Ann Marshall

*	Director	February 21, 2025
James T. Prokopanko

*	Director	February 21, 2025
Alison S. Rand

*	Director	February 21, 2025
William C. Rhodes, III

*	Director	February 21, 2025
Lee J. Styslinger III

*	Director	February 21, 2025
José S. Suquet

*	Director	February 21, 2025
Timothy Vines

* Tara A. Plimpton, by signing her name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ Tara A. Plimpton
Tara A. Plimpton
Attorney in Fact