Form 10-Q
period 2025-03-31
REGIONS FINANCIAL CORP
filed 2025-05-06
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2025
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
Non-Cumulative Perpetual Preferred Stock, Series F	RF PRF	New York Stock Exchange
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
As of May 5, 2025 there were 898,930,154 shares of the issuer's common stock, par value $.01 per share, outstanding.

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
Call Report - FFIEC 031 filing.
CAP - Customer Assistance Program.
CCAR - Comprehensive Capital Analysis and Review.
CECL - ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("Current Expected Credit Losses")
CET1 - Common Equity Tier 1.
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
FOMC - Federal Open Market Committee.
GAAP - Generally Accepted Accounting Principles in the US.

GDP - Gross domestic product.
GNMA - Government National Mortgage Association.
HPI - Housing price index.
IRS - Internal Revenue Service.
IRE - Investor Real Estate.
ISDA - International Swaps and Derivatives Association.
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
•Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and leases.
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

•Our ability to effectively compete with traditional and non-traditional financial services companies, including fintechs, some of which possess greater financial resources than we do or are subject to different regulatory standards than we are.
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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2024 and in Regions’ subsequent filings with the SEC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(In millions, except per share data)
Assets
Cash and due from banks	$3,287	$2,893
Interest-bearing deposits in other banks	11,029	7,819
Debt securities held to maturity (estimated fair value of $5,063 and $4,226, respectively)	5,195	4,427
Debt securities available for sale (amortized cost of $27,265 and $28,183, respectively)	25,942	26,224
Loans held for sale (includes $227 and $234 measured at fair value, respectively)	345	594
Loans, net of unearned income	95,733	96,727
Allowance for loan losses	(1,613)	(1,613)
Net loans	94,120	95,114
Other earning assets	1,412	1,616
Premises, equipment and software, net	1,726	1,673
Interest receivable	583	572
Goodwill	5,733	5,733
Residential mortgage servicing rights at fair value	979	1,007
Other identifiable intangible assets, net	161	169
Other assets	9,334	9,461
Total assets	$159,846	$157,302
Liabilities and Equity
Deposits:
Non-interest-bearing	$40,443	$39,138
Interest-bearing	90,528	88,465
Total deposits	130,971	127,603
Borrowed funds:
Short-term borrowings	—	500
Long-term borrowings	6,019	5,993
Total borrowed funds	6,019	6,493
Other liabilities	4,289	5,296
Total liabilities	141,279	139,392
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,403,500 shares	1,715	1,715
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—939,311,206 and 949,510,334 shares, respectively	9	9
Additional paid-in capital	11,161	11,394
Retained earnings	9,299	9,060
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(2,283)	(2,928)
Total shareholders’ equity	18,530	17,879
Noncontrolling interest	37	31
Total equity	18,567	17,910
Total liabilities and equity	$159,846	$157,302

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2025	2024
	(In millions, except per share data)
Interest income on:
Loans, including fees	$1,342	$1,421
Debt securities	266	209
Loans held for sale	8	8
Other earning assets	109	86
Total interest income	1,725	1,724
Interest expense on:
Deposits	442	495
Short-term borrowings	4	1
Long-term borrowings	85	44
Total interest expense	531	540
Net interest income	1,194	1,184
Provision for credit losses	124	152
Net interest income after provision for credit losses	1,070	1,032
Non-interest income:
Service charges on deposit accounts	161	148
Card and ATM fees	117	116
Investment management and trust fee income	86	81
Capital markets income	80	91
Mortgage income	40	41
Securities gains (losses), net	(25)	(50)
Other	131	136
Total non-interest income	590	563
Non-interest expense:
Salaries and employee benefits	625	658
Equipment and software expense	99	101
Net occupancy expense	70	74
Other	245	298
Total non-interest expense	1,039	1,131
Income before income taxes	621	464
Income tax expense	131	96
Net income	$490	$368
Net income available to common shareholders	$465	$343
Weighted-average number of shares outstanding:
Basic	906	921
Diluted	910	923
Earnings per common share:
Basic	$0.51	$0.37
Diluted	0.51	0.37

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31
	2025	2024
	(In millions)
Net income	$490	$368
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred from available for sale during the period (net of ($38) and zero tax effect, respectively)	(115)	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($7) and zero tax effect, respectively)	(15)	—
Net change in unrealized losses on securities transferred to held to maturity, net of tax	(100)	—
Unrealized gains (losses) on securities available for sale:
Unrealized losses on securities transferred to held to maturity during the period (net of $38 and zero tax effect, respectively	115	—
Unrealized holding gains (losses) arising during the period (net of $113 and ($81) tax effect, respectively)	345	(237)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($6) and ($13) tax effect, respectively)	(19)	(37)
Net change in unrealized gains (losses) on securities available for sale, net of tax	479	(200)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $69 and ($104) tax effect, respectively)	203	(303)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($17) and ($30) tax effect, respectively)	(50)	(87)
Net change in unrealized gains (losses) on derivative instruments, net of tax	253	(216)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($2) and ($2) tax effect, respectively)	(4)	(4)
Net change from defined benefit pension plans and other post employment benefits, net of tax	4	4
Other comprehensive income (loss), net of tax	636	(412)
Comprehensive income (loss)	$1,126	$(44)

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2024	2	$1,659	924	$10	$11,757	$8,186	$(1,371)	$(2,812)	$17,429	$64
Cumulative effect from change in accounting guidance	—	—	—	—	—	(5)	—	—	(5)	—
Net income	—	—	—	—	—	368	—	—	368	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(412)	(412)	—
Cash dividends declared	—	—	—	—	—	(220)	—	—	(220)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	(6)	—	(102)	—	—	—	(102)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	11	—	—	—	11	—
Other	—	—	—	—	—	—	—	—	—	(30)
BALANCE AT MARCH 31, 2024	2	$1,659	918	$10	$11,666	$8,304	$(1,371)	$(3,224)	$17,044	$34
BALANCE AT JANUARY 1, 2025	2	$1,715	909	$9	$11,394	$9,060	$(1,371)	$(2,928)	$17,879	$31
Net income	—	—	—	—	—	490	—	—	490	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	636	636	—
Cash dividends declared	—	—	—	—	—	(226)	—	—	(226)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	(10)	—	(242)	—	—	—	(242)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	9	—	—	—	9	—
Other	—	—	—	—	—	—	—	9	9	6
BALANCE AT MARCH 31, 2025	2	$1,715	899	$9	$11,161	$9,299	$(1,371)	$(2,283)	$18,530	$37
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2025	2024
	(In millions)
Operating activities:
Net income	$490	$368
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	124	152
Depreciation, amortization and accretion, net	22	48
Securities (gains) losses, net	25	50
Deferred income tax expense (benefit)	(3)	35
Originations and purchases of loans held for sale	(1,189)	(1,280)
Proceeds from sales of loans held for sale	1,470	1,265
(Gain) loss on sale of loans, net	(9)	(13)
Net change in operating assets and liabilities:
Other earning assets	204	(61)
Interest receivable and other assets	300	(130)
Other liabilities	(356)	(59)
Other	(12)	21
Net cash from operating activities	1,066	396
Investing activities:
Proceeds from maturities of debt securities held to maturity	98	11
Proceeds from sales of debt securities available for sale	599	1,260
Proceeds from maturities of debt securities available for sale	774	702
Purchases of debt securities available for sale	(2,075)	(2,077)
Net (payments for) proceeds from bank-owned life insurance	—	1
Proceeds from sales of loans	20	4
Purchases of loans	(61)	(180)
Net change in loans	913	1,611
Purchases of mortgage servicing rights	(5)	(119)
Net purchases of other assets	(97)	(4)
Net cash from investing activities	166	1,209
Financing activities:
Net change in deposits	3,368	1,194
Net change in short-term borrowings	(500)	1,000
Proceeds from long-term borrowings	—	1,000
Cash dividends on common stock	(227)	(222)
Cash dividends on preferred stock	(25)	(25)
Repurchases of common stock	(242)	(102)
Taxes paid related to net share settlement of equity awards	(2)	(1)
Net cash from financing activities	2,372	2,844
Net change in cash and cash equivalents	3,604	4,449
Cash and cash equivalents at beginning of year	10,712	6,801
Cash and cash equivalents at end of period	$14,316	$11,250
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with GAAP and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income (loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Annual Report on Form 10-K for the year ended December 31, 2024. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
During 2025, the Company adopted new accounting guidance. See Note 13 for related disclosures.
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
Regions periodically invests in various limited partnerships that sponsor affordable housing projects and economic development projects, which then provide tax credits to Regions. These investments are funded through a combination of debt and equity. These partnerships meet the definition of a VIE and are collectively referred to as tax credit investments in the table below. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional details. Additionally, Regions has loans or letters of credit commitments with certain limited partnerships. The funded portion of the loans and letters of credit are classified as commercial and industrial loans or investor real estate loans as applicable in Note 4 .
A summary of Regions’ tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss, is as follows:

	March 31, 2025	December 31, 2024
	(In millions)
Tax credit investments included in other assets	$1,559	$1,471
Unfunded tax credit commitments included in other liabilities	546	590
Loans and letters of credit commitments	628	663
Funded portion of loans and letters of credit commitments	288	336

	Three Months Ended March 31
	2025	2024
	(In millions)
Tax credits and other tax benefits recognized	$54	$55
Tax credit amortization expense included in income tax expense	47	46
In addition to the investments discussed above, Regions also syndicates affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. The affordable housing funds meet the definition of a VIE. As Regions is not the primary beneficiary and does not have a significant interest, these investments are not consolidated. At March 31, 2025 and December 31, 2024, the value of Regions’ general partnership interest in affordable housing investments was immaterial.

NOTE 3. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	March 31, 2025
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$5,565	$—	$(875)	$4,690	$—	$(119)	$4,571
Commercial agency	505	—	—	505	—	(13)	492
	$6,070	$—	$(875)	$5,195	$—	$(132)	$5,063

Debt securities available for sale:
U.S. Treasury securities	$2,129	$6	$(74)	$2,061			$2,061
Federal agency securities	493	4	(12)	485			485
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,600	59	(1,076)	18,583			18,583
Commercial agency	4,309	7	(221)	4,095			4,095
Commercial non-agency	92	—	(9)	83			83
Corporate and other debt securities	640	3	(10)	633			633
	$27,265	$79	$(1,402)	$25,942			$25,942

	December 31, 2024
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$4,663	$—	$(743)	$3,920	$—	$(186)	$3,734
Commercial agency	507	—	—	507	—	(15)	492
	$5,170	$—	$(743)	$4,427	$—	$(201)	$4,226

Debt securities available for sale:
U.S. Treasury securities	$2,088	$2	$(87)	$2,003			$2,003
Federal agency securities	460	1	(17)	444			444
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	20,482	20	(1,557)	18,945			18,945
Commercial agency	4,389	1	(300)	4,090			4,090
Commercial non-agency	92	—	(10)	82			82
Corporate and other debt securities	670	2	(14)	658			658
	$28,183	$26	$(1,985)	$26,224			$26,224
_________
(1)Debt securities held to maturity gross unrealized losses recognized in OCI resulted from transfers of securities available for sale.
In the first quarter of 2025, the Company reclassified debt securities with an amortized cost, excluding items recognized in OCI, of $1.0 billion from available for sale to held to maturity. The Company determined it has both the positive intent and ability to hold these debt securities to maturity. The debt securities were transferred at amortized cost, in addition to the amount of any remaining unrealized holding gain or loss reported in AOCI, and represented a non-cash transaction. OCI included net pre-tax unrealized losses of $153 million at the date of transfer and the offsetting OCI components are being amortized into net interest income over the remaining life of the related debt securities as a yield adjustment, resulting in no impact on future net income.

Debt securities with carrying values of $21.0 billion and $20.9 billion at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$5,565	$4,571
Commercial agency	505	492
	$6,070	$5,063
Debt securities available for sale:
Due in one year or less	$374	$369
Due after one year through five years	1,979	1,922
Due after five years through ten years	835	817
Due after ten years	76	73
Mortgage-backed securities:
Residential agency	19,600	18,583
Commercial agency	4,309	4,095
Commercial non-agency	92	83
	$27,265	$25,942
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2025 and December 31, 2024. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below compares the debt securities' original amortized cost to its current estimated fair value. All debt securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	March 31, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$4,571	$(994)	$4,571	$(994)
Commercial agency	—	—	492	(13)	492	(13)
	$—	$—	$5,063	$(1,007)	$5,063	$(1,007)

Debt securities available for sale:
U.S Treasury securities	$539	$(12)	$1,020	$(62)	$1,559	$(74)
Federal agency securities	76	(1)	183	(11)	259	(12)
Mortgage-backed securities:
Residential agency	5,798	(102)	8,421	(974)	14,219	(1,076)
Commercial agency	902	(21)	2,718	(200)	3,620	(221)
Commercial non-agency	—	—	83	(9)	83	(9)
Corporate and other debt securities	—	—	305	(10)	305	(10)
	$7,315	$(136)	$12,730	$(1,266)	$20,045	$(1,402)

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$3,734	$(929)	$3,734	$(929)
Commercial agency	—	—	492	(15)	492	(15)
	$—	$—	$4,226	$(944)	$4,226	$(944)

Debt securities available for sale:
U.S. Treasury securities	$612	$(14)	$1,033	$(73)	$1,645	$(87)
Federal agency securities	155	(3)	195	(14)	350	(17)
Mortgage-backed securities:
Residential agency	8,012	(203)	9,605	(1,354)	17,617	(1,557)
Commercial agency	1,043	(35)	2,991	(265)	4,034	(300)
Commercial non-agency	—	—	82	(10)	82	(10)
Corporate and other debt securities	59	(1)	397	(13)	456	(14)
	$9,881	$(256)	$14,303	$(1,729)	$24,184	$(1,985)
The number of individual debt security positions in an unrealized loss position in the tables above decreased to 1,570 at March 31, 2025 from 1,722 at December 31, 2024. The decrease in the total amount of unrealized losses was impacted by changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. At March 31, 2025, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost bases, which may be at maturity.
Gross realized losses on sales of debt securities available for sale totaled $26 million and gross realized gains totaled $1 million for three months ended March 31, 2025. Therefore, the Company recognized net realized losses of $25 million for three months ended March 31, 2025. Gross realized losses on sales of debt securities available for sale for three months ended March 31, 2024 totaled $50 million while gross realized gains were zero. The cost of debt securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, including credit-related impairment, impairment identified by management was immaterial for both three months ended March 31, 2025 and 2024.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	March 31, 2025	December 31, 2024
	(In millions)
Commercial and industrial	$48,879	$49,671
Commercial real estate mortgage—owner-occupied	4,849	4,841
Commercial real estate construction—owner-occupied	316	333
Total commercial	54,044	54,845
Commercial investor real estate mortgage	6,376	6,567
Commercial investor real estate construction	2,457	2,143
Total investor real estate	8,833	8,710
Residential first mortgage	20,000	20,094
Home equity lines	3,130	3,150
Home equity loans	2,371	2,390
Consumer credit card	1,384	1,445
Other consumer (1)	5,971	6,093
Total consumer	32,856	33,172
Total loans, net of unearned income	$95,733	$96,727
______
(1) Starting in 2025, other consumer loans include exit portfolios, which consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for three months ended March 31, 2025, and 2024.

	Three Months Ended March 31, 2025
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2025	$743	$240	$630	$1,613
Provision for loan losses	49	18	56	123
Loan losses:
Charge-offs	(59)	(22)	(64)	(145)
Recoveries	12	—	10	22
Net loan losses	(47)	(22)	(54)	(123)
Allowance for loan losses, March 31, 2025	745	236	632	1,613
Reserve for unfunded credit commitments, January 1, 2025	91	7	18	116
Provision for unfunded credit commitments	—	1	—	1
Reserve for unfunded credit commitments, March 31, 2025	91	8	18	117
Allowance for credit losses, March 31, 2025	$836	$244	$650	$1,730

	Three Months Ended March 31, 2024
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2024	$722	$192	$662	$1,576
Provision for loan losses	88	23	51	162
Loan losses:
Charge-offs	(62)	(5)	(74)	(141)
Recoveries	8	1	11	20
Net loan losses	(54)	(4)	(63)	(121)
Allowance for loan losses, March 31, 2024	756	211	650	1,617
Reserve for unfunded credit commitments, January 1, 2024	92	13	19	124
Provision for (benefit from) unfunded credit commitments	(5)	(3)	(2)	(10)
Reserve for unfunded credit commitments, March 31, 2024	87	10	17	114
Allowance for credit losses, March 31, 2024	$843	$221	$667	$1,731

PORTFOLIO SEGMENT RISK FACTORS
Regions' portfolio segments are commercial, investor real estate, and consumer. Classes within each segment present unique credit risks. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding Regions' portfolio segments and related classes, as well as the risks specific to each.
CREDIT QUALITY INDICATORS
The commercial and investor real estate portfolio segments' primary credit quality indicator is internal risk ratings which are detailed by categories related to underlying credit quality and probability of default. Regions assigns these risk ratings at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding commercial risk ratings.
Regions' consumer portfolio segment has various classes that present unique credit risks. Regions considers factors such as periodic updates of FICO scores, accrual status, days past due status, unemployment rates, home prices, and geography as credit quality indicators for the consumer loan portfolio. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for most consumer loans, including residential first mortgage loans. Current FICO data is not available for certain loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. These categories are utilized to develop the associated allowance for credit losses. The higher the FICO score the less probability of default and vice versa.
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale and gross charge-offs, by vintage year as of March 31, 2025 and December 31, 2024. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals that are categorized as new credit decisions reflect the renewal date as the vintage date. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2024 for more information regarding Regions' credit quality indicators.

	March 31, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$1,871	$7,721	$4,135	$5,742	$2,967	$4,698	$19,267	$—	$(359)	$46,042
Special Mention	30	93	274	90	58	15	553	—	—	1,113
Substandard Accrual	1	100	266	264	45	96	534	—	—	1,306
Non-accrual	3	50	97	94	38	11	125	—	—	418
Total commercial and industrial	$1,905	$7,964	$4,772	$6,190	$3,108	$4,820	$20,479	$—	$(359)	$48,879

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$177	$738	$676	$769	$758	$1,243	$89	$—	$(5)	$4,445
Special Mention	—	44	26	61	36	74	8	—	—	249
Substandard Accrual	1	19	5	35	20	34	1	—	—	115
Non-accrual	2	1	1	4	15	16	1	—	—	40
Total commercial real estate mortgage—owner-occupied:	$180	$802	$708	$869	$829	$1,367	$99	$—	$(5)	$4,849

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$14	$116	$34	$36	$29	$56	$8	$—	$—	$293
Special Mention	—	10	6	2	—	—	—	—	—	18
Substandard Accrual	1	—	—	2	—	1	—	—	—	4
Non-accrual	—	—	—	—	—	1	—	—	—	1
Total commercial real estate construction—owner-occupied:	$15	$126	$40	$40	$29	$58	$8	$—	$—	$316

Total commercial	$2,100	$8,892	$5,520	$7,099	$3,966	$6,245	$20,586	$—	$(364)	$54,044

Commercial investor real estate mortgage:
Risk rating:
Pass	$515	$1,346	$464	$1,488	$641	$373	$289	$—	$(2)	$5,114
Special Mention	86	124	—	221	23	48	—	—	—	502
Substandard Accrual	47	111	—	123	39	29	84	—	—	433
Non-accrual	—	123	79	77	—	48	—	—	—	327
Total commercial investor real estate mortgage	$648	$1,704	$543	$1,909	$703	$498	$373	$—	$(2)	$6,376

Commercial investor real estate construction:
Risk rating:
Pass	$11	$371	$466	$412	$—	$2	$817	$—	$(14)	$2,065
Special Mention	94	27	—	211	—	—	56	—	—	388
Substandard Accrual	—	—	—	—	—	—	4	—	—	4

	March 31, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$105	$398	$466	$623	$—	$2	$877	$—	$(14)	$2,457

Total investor real estate	$753	$2,102	$1,009	$2,532	$703	$500	$1,250	$—	$(16)	$8,833

Residential first mortgage:
FICO scores:
Above 720	$203	$1,171	$1,930	$2,689	$3,981	$6,560	$—	$—	$—	$16,534
681-720	25	96	171	230	274	497	—	—	—	1,293
620-680	8	57	92	134	133	385	—	—	—	809
Below 620	—	26	82	161	165	546	—	—	—	980
Data not available	7	31	26	17	34	98	2	—	169	384
Total residential first mortgage	$243	$1,381	$2,301	$3,231	$4,587	$8,086	$2	$—	$169	$20,000

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,357	$52	$—	$2,409
681-720	—	—	—	—	—	—	347	13	—	360
620-680	—	—	—	—	—	—	196	12	—	208
Below 620	—	—	—	—	—	—	113	8	—	121
Data not available	—	—	—	—	—	—	—	—	32	32
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,013	$85	$32	$3,130

Home equity loans:
FICO scores:
Above 720	$74	$320	$244	$296	$317	$604	$—	$—	$—	$1,855
681-720	17	45	42	45	40	72	—	—	—	261
620-680	5	20	21	24	21	59	—	—	—	150
Below 620	—	4	9	15	14	47	—	—	—	89
Data not available	—	—	—	—	—	—	—	—	16	16
Total home equity loans	$96	$389	$316	$380	$392	$782	$—	$—	$16	$2,371

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$806	$—	$—	$806
681-720	—	—	—	—	—	—	273	—	—	273
620-680	—	—	—	—	—	—	227	—	—	227
Below 620	—	—	—	—	—	—	111	—	—	111
Data not available	—	—	—	—	—	—	5	—	(38)	(33)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,422	$—	$(38)	$1,384

Other consumer(2):
FICO scores:
Above 720	$175	$826	$944	$1,272	$392	$415	$112	$—	$—	$4,136
681-720	21	154	181	266	90	82	61	—	—	855
620-680	11	83	103	179	61	52	50	—	—	539
Below 620	1	21	47	116	40	32	31	—	—	288
Data not available	56	21	4	10	5	154	—	—	(97)	153
Total other consumer	$264	$1,105	$1,279	$1,843	$588	$735	$254	$—	$(97)	$5,971

Total consumer loans	$603	$2,875	$3,896	$5,454	$5,567	$9,603	$4,691	$85	$82	$32,856

Total Loans	$3,456	$13,869	$10,425	$15,085	$10,236	$16,348	$26,527	$85	$(298)	$95,733

	December 31, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$8,285	$4,798	$6,295	$3,284	$1,526	$3,446	$19,165	$—	$114	$46,913
Special Mention	59	309	173	61	3	41	460	—	—	1,106
Substandard Accrual	81	179	255	79	32	84	534	—	—	1,244
Non-accrual	48	90	124	37	5	6	98	—	—	408
Total commercial and industrial	$8,473	$5,376	$6,847	$3,461	$1,566	$3,577	$20,257	$—	$114	$49,671

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$794	$695	$796	$785	$522	$808	$87	$—	$(5)	$4,482
Special Mention	5	21	57	33	9	57	2	—	—	184
Substandard Accrual	4	6	37	40	15	33	3	—	—	138
Non-accrual	2	2	5	14	4	9	1	—	—	37
Total commercial real estate mortgage—owner-occupied:	$805	$724	$895	$872	$550	$907	$93	$—	$(5)	$4,841

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$131	$54	$38	$30	$20	$37	$7	$—	$—	$317
Special Mention	—	6	1	—	—	—	—	—	—	7
Substandard Accrual	—	—	3	—	1	—	—	—	—	4
Non-accrual	—	—	—	—	1	4	—	—	—	5
Total commercial real estate construction—owner-occupied:	$131	$60	$42	$30	$22	$41	$7	$—	$—	$333
Total commercial	$9,409	$6,160	$7,784	$4,363	$2,138	$4,525	$20,357	$—	$109	$54,845

Commercial investor real estate mortgage:
Risk rating:
Pass	$1,598	$464	$1,753	$747	$322	$125	$314	$—	$(2)	$5,321
Special Mention	173	12	209	30	11	1	4	—	—	440
Substandard Accrual	76	—	131	39	28	2	107	—	—	383
Non-accrual	167	93	113	—	—	50	—	—	—	423
Total commercial investor real estate mortgage	$2,014	$569	$2,206	$816	$361	$178	$425	$—	$(2)	$6,567

Commercial investor real estate construction:
Risk rating:
Pass	$300	$380	$443	$—	$—	$2	$694	$—	$(13)	$1,806
Special Mention	—	32	218	—	—	—	76	—	—	326
Substandard Accrual	—	—	—	—	—	—	11	—	—	11
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$300	$412	$661	$—	$—	$2	$781	$—	$(13)	$2,143
Total investor real estate	$2,314	$981	$2,867	$816	$361	$180	$1,206	$—	$(15)	$8,710

Residential first mortgage:
FICO scores:
Above 720	$1,111	$1,967	$2,742	$4,055	$4,004	$2,730	$—	$—	$—	$16,609
681-720	107	185	253	289	222	305	—	—	—	1,361
620-680	56	87	141	136	99	283	—	—	—	802
Below 620	15	73	138	150	100	419	—	—	—	895
Data not available	29	31	16	41	46	90	2	—	172	427
Total residential first mortgage	$1,318	$2,343	$3,290	$4,671	$4,471	$3,827	$2	$—	$172	$20,094

	December 31, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,341	$48	$—	$2,389
681-720	—	—	—	—	—	—	339	12	—	351
620-680	—	—	—	—	—	—	176	11	—	187
Below 620	—	—	—	—	—	—	96	7	—	103
Data not available	—	—	—	—	—	—	81	5	34	120
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,033	$83	$34	$3,150

Home equity loans:
FICO scores:
Above 720	$328	$263	$308	$329	$163	$472	$—	$—	$—	$1,863
681-720	51	40	49	39	16	56	—	—	—	251
620-680	18	19	23	21	9	48	—	—	—	138
Below 620	3	7	14	13	5	37	—	—	—	79
Data not available	1	1	4	7	4	26	—	—	16	59
Total home equity loans	$401	$330	$398	$409	$197	$639	$—	$—	$16	$2,390

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$847	$—	$—	$847
681-720	—	—	—	—	—	—	270		—	270
620-680	—	—	—	—	—	—	224	—	—	224
Below 620	—	—	—	—	—	—	108	—	—	108
Data not available	—	—	—	—	—	—	18	—	(22)	(4)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,467	$—	$(22)	$1,445

Other consumer(2):
FICO scores:
Above 720	$898	$1,016	$1,337	$417	$232	$213	$117	$—	$—	$4,230
681-720	160	191	275	97	49	40	62	—	—	874
620-680	82	111	191	64	31	25	50	—	—	554
Below 620	16	47	117	43	19	17	31	—	—	290
Data not available	71	4	10	6	5	155	2	—	(108)	145
Total other consumer	$1,227	$1,369	$1,930	$627	$336	$450	$262	$—	$(108)	$6,093

Total consumer loans	$2,946	$4,042	$5,618	$5,707	$5,004	$4,916	$4,764	$83	$92	$33,172

Total Loans	$14,669	$11,183	$16,269	$10,886	$7,503	$9,621	$26,327	$83	$186	$96,727
________
(1)Other consists of amounts that are not accounted for at the loan level.
(2)Other consumer class includes overdrafts which are included in the current vintage year. Starting in 2025, other consumer loans include exit portfolios, which consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.

The following tables present gross charge-offs by vintage year for the three months ended March 31, 2025 and 2024.

	March 31, 2025
	Term Loans						Revolving Loans	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Commercial and industrial	$—	$3	$7	$13	$3	$1	$30	$57
Commercial real estate mortgage—owner-occupied	—	—	—	—	1	1	—	2
Total commercial	—	3	7	13	4	2	30	59
Commercial investor real estate mortgage	—	8	12	—	—	2	—	22
Total investor real estate	—	8	12	—	—	2	—	22
Consumer credit card	—	—	—	—	—	—	17	17
Other consumer(1)	3	11	7	13	5	5	3	47
Total consumer	3	11	7	13	5	5	20	64
Total gross charge-offs	$3	$22	$26	$26	$9	$9	$50	$145

	March 31, 2024
	Term Loans						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial	$5	$23	$17	$5	$2	$7	$3	$62
Total commercial	5	23	17	5	2	7	3	62
Commercial investor real estate mortgage	—	—	—	5	—	—	—	5
Total investor real estate	—	—	—	5	—	—	—	5
Residential first mortgage	—	—	—	—	—	1	—	1
Home equity lines	—	—	—	—	—	—	1	1
Consumer credit card	—	—	—	—	—	—	16	16
Other consumer(1)	6	16	20	6	3	5	—	56
Total consumer	6	16	20	6	3	6	17	74
Total gross charge-offs	$11	$39	$37	$16	$5	$13	$20	$141
______
(1)Other consumer class includes overdraft gross charge-offs. The majority of overdraft gross charge-offs for the three months ended March 31, 2025 and 2024 are included in the current vintage year. Starting in 2025, other consumer loans include exit portfolios, which consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of March 31, 2025 and December 31, 2024. Loans on non-accrual status with no related allowance totaled $150 million and $119 million and were comprised of commercial and investor real estate loans at March 31, 2025 and December 31, 2024, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	March 31, 2025
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$47	$21	$22	$90	$48,461	$418	$48,879
Commercial real estate mortgage—owner-occupied	2	1	1	4	4,809	40	4,849
Commercial real estate construction—owner-occupied	—	—	—	—	315	1	316
Total commercial	49	22	23	94	53,585	459	54,044
Commercial investor real estate mortgage	10	10	—	20	6,049	327	6,376
Commercial investor real estate construction	—	—	—	—	2,457	—	2,457
Total investor real estate	10	10	—	20	8,506	327	8,833
Residential first mortgage	116	55	146	317	19,975	25	20,000
Home equity lines	15	8	13	36	3,104	26	3,130
Home equity loans	9	4	6	19	2,365	6	2,371
Consumer credit card	11	8	21	40	1,384	—	1,384
Other consumer(1)	46	22	23	91	5,971	—	5,971
Total consumer	197	97	209	503	32,799	57	32,856
	$256	$129	$232	$617	$94,890	$843	$95,733

	December 31, 2024
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$51	$18	$7	$76	$49,263	$408	$49,671
Commercial real estate mortgage—owner-occupied	4	1	1	6	4,804	37	4,841
Commercial real estate construction—owner-occupied	—	—	—	—	328	5	333
Total commercial	55	19	8	82	54,395	450	54,845
Commercial investor real estate mortgage	—	—	—	—	6,144	423	6,567
Commercial investor real estate construction	—	—	—	—	2,143	—	2,143
Total investor real estate	—	—	—	—	8,287	423	8,710
Residential first mortgage	139	78	143	360	20,071	23	20,094
Home equity lines	15	9	16	40	3,124	26	3,150
Home equity loans	11	6	7	24	2,384	6	2,390
Consumer credit card	11	9	20	40	1,445	—	1,445
Other consumer(1)	51	26	27	104	6,093	—	6,093
Total consumer	227	128	213	568	33,117	55	33,172
	$282	$147	$221	$650	$95,799	$928	$96,727
_____
(1) Starting in 2025, other consumer loans include exit portfolios, which consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.

At March 31, 2025 and December 31, 2024, the Company had collateral-dependent commercial loans of $291 million and $264 million, respectively. At March 31, 2025 and December 31, 2024, the Company had collateral-dependent investor real estate loans of $293 million and $323 million, respectively. The collateral for commercial and investor real estate loans generally consists of all business assets including real estate, receivables and equipment. At March 31, 2025 and December 31, 2024, the Company had collateral-dependent residential mortgage and home equity loans and lines totaling $119 million and $115 million, respectively. The collateral for these loans are secured by residential real estate. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional details for the criteria of collateral-dependent loans.
MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
The majority of Regions' commercial and investor real estate modifications to troubled borrowers are the result of renewals of classified loans wherein there has been an interest rate reduction and/or maturity extension (that is considered other than insignificant). Similarly, Regions works to meet the individual needs of troubled consumer borrowers through its CAP. Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modifications may be offered to any borrower experiencing financial hardship regardless of the borrower's payment status. Consumer modifications to troubled borrowers primarily involve an interest rate reduction and/or a payment deferral or maturity extension that is considered other than insignificant. All CAP modifications that involve an interest rate reduction, principal forgiveness, other than insignificant payment deferral or term extension and/or a combination of these are disclosed as modifications to troubled borrowers because the customer documents a financial hardship in order to participate. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding the Company's modifications to troubled borrowers.
For each portfolio segment and class, the following tables present the end of period balances of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification in the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
	Term Extension		Interest Rate Reduction		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$57	0.12%	$3	0.01%	$—	—%	$—	—%	$60	0.12%
Commercial real estate mortgage—owner-occupied	2	0.03%	—	—%	—	—%	—	—%	2	0.03%
Total commercial	59	0.11%	3	0.01%	—	—%	—	—%	62	0.12%
Commercial investor real estate mortgage	24	0.37%	—	—%	—	—%	—	—%	24	0.37%
Total investor real estate	24	0.27%	—	—%	—	—%	—	—%	24	0.27%
Residential first mortgage	58	0.29%	—	—%	1	—%	6	0.03%	65	0.32%
Home equity lines	—	0.02%	—	—%	—	—%	2	0.06%	2	0.08%
Home equity loans	1	0.03%	—	—%	—	—%	1	0.07%	2	0.10%
Total consumer	59	0.18%	—	—%	1	—%	9	0.03%	69	0.21%
Total	$142	0.15%	$3	—%	$1	—%	$9	0.01%	$155	0.16%

	Three Months Ended March 31, 2024
	Term Extension		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$40	0.08%	$—	—%	$40	0.08%
Commercial real estate mortgage—owner-occupied	1	0.01%	—	—%	1	0.01%
Total commercial	41	0.07%	—	—%	41	0.07%
Commercial investor real estate mortgage	100	1.56%	—	—%	100	1.56%
Total investor real estate	100	1.14%	—	—%	100	1.14%
Residential first mortgage	39	0.19%	1	0.01%	40	0.20%
Home equity lines	—	—%	1	0.02%	1	0.03%
Home equity loans	1	0.04%	2	0.08%	3	0.12%
Total consumer	40	0.12%	4	0.01%	44	0.13%
	$181	0.19%	$4	—%	$185	0.19%

____
(1) Amounts calculated based upon whole dollar values.
The end of period balance of unfunded commitments related to modifications to troubled borrowers at March 31, 2025 was immaterial and at December 31, 2024 was $71 million.
The following tables present the financial impact of modifications to troubled borrowers during the three months ended March 31, 2025 and 2024 by class of financing receivable and the type of modification. The tables include new modifications to troubled borrowers, as well as renewals of existing modifications to troubled borrowers.

	Three Months Ended March 31, 2025
	Interest Rate Reduction	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	less than 1%	0.42	—	—	—
Commercial real estate mortgage—owner-occupied	—	1.92	—	—	—
Commercial investor real estate mortgage	—	0.67	—	—	—
Residential first mortgage	—	7	0.67	2	less than 1%
Home equity lines	—	30	—	23	2%
Home equity loans	—	13	—	21	2%

	Three Months Ended March 31, 2024
	Term Extension	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	1	—	—
Commercial real estate mortgage—owner-occupied	0.67	—	—
Commercial investor real estate mortgage	0.58	—	—
Residential first mortgage	6	9	less than 1%
Home equity lines	—	19	2%
Home equity loans	12	25	2%

The following tables include the end of period balances of aging and non-accrual performance for modifications to troubled borrowers modified in the previous twelve-month period by portfolio segment and class as of March 31, 2025 and March 31, 2024.

	March 31, 2025
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$72	$3	$—	$18	$93
Commercial real estate mortgage—owner-occupied	2	—	—	1	3
Commercial real estate construction—owner-occupied	—	—	—	—	—
Total commercial	74	3	—	19	96
Commercial investor real estate mortgage	64	—	—	54	118
Total investor real estate	64	—	—	54	118
Residential first mortgage	138	25	15	7	185
Home equity lines	10	—	—	1	11
Home equity loans	8	1	—	2	11
Total consumer	156	26	15	10	207
	$294	$29	$15	$83	$421

	March 31, 2024
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$161	$—	$—	$184	$345
Commercial real estate mortgage—owner-occupied	1	—	—	1	2
Total commercial	162	—	—	185	347
Commercial investor real estate mortgage	192	—	—	108	300
Total investor real estate	192	—	—	108	300
Residential first mortgage	87	13	8	5	113
Home equity lines	4	—	—	—	4
Home equity loans	6	1	—	2	9
Total consumer	97	14	8	7	126
	$451	$14	$8	$300	$773

For modifications to troubled borrowers, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified as non-accrual status during the reporting period. Loans defaulted during the three-month periods ended March 31, 2025 and March 31, 2024 that were restructured as modifications to troubled borrowers during the previous twelve months had period-end balances of $24 million and $79 million, respectively.

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended March 31
	2025	2024
	(In millions)
Carrying value, beginning of period	$1,007	$906
Additions	6	5
Purchases (1)	4	125
Increase (decrease) in fair value(2):
Due to change in valuation inputs or assumptions	(10)	19
Economic amortization associated with borrower repayments (3)	(28)	(29)
Carrying value, end of period	$979	$1,026
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	March 31
	2025	2024
	(Dollars in millions)
Unpaid principal balance	$67,771	$69,708
Weighted-average CPR (%)	7.7%	8.2%
Estimated impact on fair value of a 10% increase	$(36)	$(46)
Estimated impact on fair value of a 20% increase	$(70)	$(89)
Option-adjusted spread (basis points)	533	486
Estimated impact on fair value of a 10% increase	$(23)	$(22)
Estimated impact on fair value of a 20% increase	$(47)	$(44)
Weighted-average coupon interest rate	3.8%	3.7%
Weighted-average remaining maturity (months)	294	302
Weighted-average servicing fee (basis points)	27.3	27.1
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $47 million and $44 million for the three months ended March 31, 2025 and 2024, respectively.
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
Commercial mortgage banking through non-DUS agency programs
The fair value of commercial MSRs through non-DUS agency programs is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in this servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of these commercial MSRs. The Company compares fair value estimates and assumptions to observable market data where available, and also considers recent market activity and actual portfolio experience. Regions assumes a loss share guarantee associated with loans sold to Fannie Mae. See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional information. Also see Note 12 for additional information related to the guarantee.
The table below presents an analysis of commercial MSRs through the agency programs under the fair value measurement method:

	Three Months Ended March 31
	2025	2024
	(In millions)
Carrying value, beginning of period	$97	$81
Additions	2	6
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	(1)	4
Economic amortization associated with borrower repayments (2)	(4)	(3)
Carrying value, end of period	$94	$88
_____
(1)Included in capital markets income. Amounts presented exclude offsetting impact from related derivatives.
(2)Includes both total loan payoffs as well as partial paydowns. Regions' MSR decay methodology is a discounted net cash flow approach.
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to commercial MSRs through non-DUS agency programs (excluding related derivative instruments) are as follows:

	March 31
	2025	2024
	(Dollars in millions)
Unpaid principal balance	$7,544	$6,174
Weighted-average CPR (%)	7.1%	8.0%
Estimated impact on fair value of a 10% increase	$(1)	$(1)
Estimated impact on fair value of a 20% increase	$(3)	$(3)
Weighted-average discount rate (%)	8.2%	7.1%
Estimated impact on fair value of a 10% increase	$(3)	$(2)
Estimated impact on fair value of a 20% increase	$(5)	$(4)
Weighted-average coupon interest rate	4.7%	4.5%
Weighted-average remaining maturity (months)	146	157
Weighted-average servicing fee (basis points)	25.7	29.2
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of commercial mortgage loans through the agency programs totaled $6 million and $7 million for the three months ended March 31, 2025 and 2024, respectively.

Commercial mortgage banking through the DUS lending program
Regions is an approved DUS lender. The DUS program provides liquidity to the multi-family housing market. In connection with the DUS program, Regions services commercial mortgage loans, retains commercial MSRs and intangible assets associated with the DUS license, and assumes a loss share guarantee associated with the loans. See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional information. Also see Note 12 for additional information related to the guarantee.
The table below presents an analysis of commercial DUS MSRs under the amortization measurement method:

	Three Months Ended March 31
	2025	2024
	(In millions)
Carrying value, beginning of period	$90	$87
Additions	5	2
Economic amortization associated with borrower repayments (1)	(4)	(4)
Carrying value, end of period	$91	$85
________
(1)Economic amortization associated with borrower repayments includes both total loan payoffs as well as partial paydowns.
Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS MSRs was approximately $111 million at March 31, 2025 and $117 million at December 31, 2024.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $7 million and $5 million for the three months ended March 31, 2025 and 2024, respectively.
NOTE 6. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										March 31, 2025	December 31, 2024
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series C	4/30/2019	5/15/2029	5.700%	(2)	$500	1,000	25	1/40th	500,000	$490	$490
Series D	6/5/2020	6/15/2025	5.750%	(3)	350	100,000	1,000	1/100th	3,500	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
Series F	7/29/2024	9/15/2029	6.950%	(4)	500	1,000	25	1/40th	500,000	489	489
					$1,750				1,403,500	$1,715	$1,715
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
The Board declared a total of $25 million in cash dividends on preferred stock in both the three months ended March 31, 2025 and 2024.
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
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024 and was subsequently extended on December 10, 2024 permitting repurchases through the fourth quarter of 2025. As of March 31, 2025, Regions had repurchased approximately 44 million shares of common stock at a total cost of $856 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Regions declared $0.25 per share in cash dividends for first quarter 2025 and $0.24 per common share for first quarter 2024.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,912)	$984	$(2,928)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(744)	$188	$(556)
Unrealized gains (losses) on securities transferred from available for sale during the period	(153)	38	(115)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	22	(7)	15
Change in AOCI from securities held to maturity activity in the period	(131)	31	(100)
Ending balance	$(875)	$219	$(656)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(1,958)	$490	$(1,468)
Unrealized (gains) losses on securities transferred to held to maturity during the period	153	(38)	115
Unrealized gains (losses) arising during the period	458	(113)	345
Reclassification adjustments for securities (gains) losses realized in net income (3)	25	(6)	19
Change in AOCI from securities available for sale activity in the period	636	(157)	479
Ending balance	$(1,322)	$333	$(989)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(662)	$168	$(494)
Unrealized gains (losses) on derivatives arising during the period	272	(69)	203
Reclassification adjustments for (gains) losses realized in net income (2)	67	(17)	50
Change in AOCI from derivative activity in the period	339	(86)	253
Ending balance	$(323)	$82	$(241)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(548)	$138	$(410)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	6	(2)	4
Ending balance	$(542)	$136	$(406)

Total other comprehensive income	850	(214)	636
Other	9	—	9
Total accumulated other comprehensive income (loss), end of period	$(3,053)	$770	$(2,283)

	Three Months Ended March 31, 2024
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,773)	$961	$(2,812)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(9)	$1	$(8)
Reclassification adjustments for amortization on unrealized losses (2)	—	—	—
Ending balance	$(9)	$1	$(8)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(2,759)	$703	$(2,056)
Unrealized gains (losses) arising during the period	(318)	81	(237)
Reclassification adjustments for securities (gains) losses realized in net income (3)	50	(13)	37
Change in AOCI from securities available for sale activity in the period	(268)	68	(200)
Ending balance	$(3,027)	$771	$(2,256)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(399)	$102	$(297)
Unrealized gains (losses) on derivatives arising during the period	(407)	104	(303)
Reclassification adjustments for (gains) losses realized in net income (2)	117	(30)	87
Change in AOCI from derivative activity in the period	(290)	74	(216)
Ending balance	$(689)	$176	$(513)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(606)	$155	$(451)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	6	(2)	4
Ending balance	$(600)	$153	$(447)

Total other comprehensive income (loss)	(552)	140	(412)
Total accumulated other comprehensive income (loss), end of period	$(4,325)	$1,101	$(3,224)
___
(1)The impact of all AOCI activity is shown net of the related tax impact, calculated using a nominal tax rate of approximately 25 percent.
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
NOTE 7. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31
	2025	2024
	(In millions, except per share data)
Numerator:
Net income	$490	$368
Preferred stock dividends	(25)	(25)
Net income available to common shareholders	$465	$343
Denominator:
Weighted-average common shares outstanding—basic	$906	$921
Potential common shares	4	2
Weighted-average common shares outstanding—diluted	$910	$923
Earnings per common share:
Basic	$0.51	$0.37
Diluted	0.51	0.37
The effects from the assumed exercise of restricted stock units and performance stock units totaling 2 million and 5 million for the three months ended March 31, 2025 and 2024, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost included the following components:

	Three Months Ended March 31
	Qualified Plans		Non-qualified Plans		Total
	2025	2024	2025	2024	2025	2024
	(In millions)
Service cost	$5	$6	$—	$—	$5	$6
Interest cost	20	20	1	1	21	21
Expected return on plan assets	(31)	(31)	—	—	(31)	(31)
Amortization of actuarial loss	5	5	1	1	6	6
Net periodic pension (benefit) cost	$(1)	$—	$2	$2	$1	$2

The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions to qualified plans during the first three months of 2025.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the three months ended March 31, 2025 or 2024.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments:

	March 31, 2025			December 31, 2024
	Notional Amount(1)	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$6,271	$3	$98	$5,484	$26	$95
Derivatives in cash flow hedging relationships:
Interest rate swaps	36,198	34	403	36,660	—	718
Interest rate options	2,000	6	4	2,000	4	6
Total derivatives in cash flow hedging relationships	38,198	40	407	38,660	4	724
Total derivatives designated as hedging instruments	$44,469	$43	$505	$44,144	$30	$819
Derivatives not designated as hedging instruments:
Interest rate swaps	$94,948	$1,295	$1,282	$94,803	$1,608	$1,598
Interest rate options	11,746	25	17	11,005	31	24
Interest rate futures and forward commitments	1,283	7	2	1,247	8	4
Other contracts	13,487	178	151	12,539	139	106
Total derivatives not designated as hedging instruments	$121,464	$1,505	$1,452	$119,594	$1,786	$1,732
Total derivatives	$165,933	$1,548	$1,957	$163,738	$1,816	$2,551

Total gross derivative instruments, before netting		$1,548	$1,957		$1,816	$2,551
Less: Netting adjustments (2)		1,346	1,261		1,703	1,615
Total gross derivative instruments, after netting		$202	$696		$113	$936
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. Includes accrued interest as applicable. The table reflects net notional presentation and gross asset and liability presentation to capture the economic impact of the trades.
(2)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements, and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral. Cash collateral, all of which is included as a netting adjustment, totaled $65 million and $106 million for derivative assets at March 31, 2025 and December 31, 2024, respectively. Cash collateral totaled $117 million and $87 million for derivative liabilities at March 31, 2025 and December 31, 2024, respectively.
HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding accounting policies for derivatives.
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
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay SOFR interest rate swaps and interest rate options. As of March 31, 2025, Regions was hedging its exposure to the variability in future cash flows into 2034.
As of March 31, 2025, cash flow hedges were held at a pre-tax net loss of $323 million, which includes pre-tax net gains of $19 million related to terminated cash flow floors and swaps. Regions expects to reclassify into earnings approximately $168 million in pre-tax losses due to the net receipt/ payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $20 million in pre-tax net gains related to the amortization of terminated cash flow floors and swaps.

The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	Three Months Ended March 31, 2025
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$266	$1,342	$(85)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$3	$—	$(14)
Recognized on derivatives	(46)	—	25
Recognized on hedged items	46	—	(25)
Income (expense) recognized on fair value hedges	$3	$—	$(14)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income, pre-tax	$—	$(67)	$—
Income (expense) recognized on cash flow hedges	$—	$(67)	$—

	Three Months Ended March 31, 2024
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings	Deposits
	(In millions)
Total income (expense) presented in the consolidated statements of income	$209	$1,421	$(44)	$(495)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$3	$—	$(17)	$—
Recognized on derivatives	6	—	(4)	(1)
Recognized on hedged items	(7)	—	4	1
Income (expense) recognized on fair value hedges	$2	$—	$(17)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income, pre-tax	$—	$(117)	$—	$—
Income (expense) recognized on cash flow hedges	$—	$(117)	$—	$—
_____
(1)See Note 6 for gain or (loss) recognized for cash flow hedges in AOCI.

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	March 31, 2025		December 31, 2024
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale(1)(2)	$4,757	$24	$3,304	$(22)
Long-term borrowings	(3,083)	66	(3,058)	91
_____
(1) At March 31, 2025 and December 31, 2024, the Company designated interest rate swaps as fair value hedges of debt securities available for sale under the portfolio layer method under which the Company designated $1.0 billion and $750 million, respectively, as the hedged amount from a closed portfolio of prepayable financial assets with a carrying amount of $2.7 billion and $1.8 billion, respectively.
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2025 and December 31, 2024, Regions had $194 million and $117 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At March 31, 2025 and December 31, 2024, Regions had $368 million and $308 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions uses various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of March 31, 2025 and December 31, 2024, the total notional amount related to these contracts was $3.9 billion and $3.4 billion, respectively. The Company also elected to account for non-DUS agency commercial MSRs at fair value with any changes to fair value recorded in capital markets income, and uses derivative instruments, primarily swaps, to mitigate the effect of changes in the fair value of its non-DUS agency commercial MSRs in its consolidated statements of income. As of March 31, 2025 and December 31, 2024, the total notional amount related to these contracts was immaterial.

The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2025	2024
	(In millions)
Capital markets income:
Interest rate swaps	$6	$9
Interest rate options	8	9
Interest rate futures and forward commitments	3	8
Other contracts	(2)	6
Total capital markets income	15	32
Mortgage income:
Interest rate swaps	16	(15)
Interest rate options	1	1
Interest rate futures and forward commitments	(1)	10
Total mortgage income	16	(4)
	$31	$28
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
Regions’ maximum potential amount of future payments under these contracts as of March 31, 2025 was approximately $418 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2025 and December 31, 2024 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2025 and December 31, 2024, were $57 million and $47 million, respectively, for which Regions had posted collateral of $50 million and $34 million, respectively, in the normal course of business.

NOTE 10. FAIR VALUE MEASUREMENTS
See Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2024 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. Marketable equity securities and debt securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$2,061	$—	$—	$2,061	$2,003	$—	$—	$2,003
Federal agency securities	—	485	—	485	—	444	—	444
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities:
Residential agency	—	18,583	—	18,583	—	18,945	—	18,945
Commercial agency	—	4,095	—	4,095	—	4,090	—	4,090
Commercial non-agency	—	83	—	83	—	82	—	82
Corporate and other debt securities	—	630	3	633	—	655	3	658
Total debt securities available for sale	$2,061	$23,878	$3	$25,942	$2,003	$24,218	$3	$26,224
Loans held for sale	$—	$227	$—	$227	$—	$234	$—	$234
Marketable equity securities in other earning assets	$653	$—	$—	$653	$819	$—	$—	$819
Residential mortgage servicing rights	$—	$—	$979	$979	$—	$—	$1,007	$1,007
Commercial mortgage servicing rights through non-DUS agency programs	$—	$—	$94	$94	$—	$—	$97	$97
Derivative assets (2):
Interest rate swaps	$—	$1,332	$—	$1,332	$—	$1,634	$—	$1,634
Interest rate options	—	25	6	31	—	30	5	35
Interest rate futures and forward commitments	—	7	—	7	—	8	—	8
Other contracts	20	158	—	178	13	126	—	139
Total derivative assets	$20	$1,522	$6	$1,548	$13	$1,798	$5	$1,816
Derivative liabilities (2):
Interest rate swaps	$—	$1,783	$—	$1,783	$—	$2,411	$—	$2,411
Interest rate options	—	21	—	21	—	30	—	30
Interest rate futures and forward commitments	—	2	—	2	—	4	—	4
Other contracts	1	150	—	151	3	103		106
Total derivative liabilities	$1	$1,956	$—	$1,957	$3	$2,548	$—	$2,551
Securities sold, but not yet purchased	$170	$—	$—	$170	$147	$—	$—	$147
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
Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. See Note 5 for a reconciliation of beginning and ending balances of these MSRs for three months ended March 31, 2025 and 2024.
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
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2025 and December 31, 2024. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at March 31, 2025 and December 31, 2024 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	March 31, 2025
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$979	Discounted cash flow	Weighted-average CPR (%)	4.6% - 17.2% (7.7%)
			OAS (%)	5.1% - 8.5% (5.3%)
Commercial mortgage servicing rights through non-DUS agency programs (1)	$94	Discounted cash flow	Weighted-average CPR (%)	5.3% - 7.4% (7.1%%)
			Discount rate (%)	8.0% - 10.0% (8.2%)
_______
(1)See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential and commercial mortgage servicing rights.

	December 31, 2024
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$1,007	Discounted cash flow	Weighted-average CPR (%)	4.6% - 23.1% (8.0%)
			OAS (%)	4.8% -7.7% (5.1%)
Commercial mortgage servicing rights through non-DUS agency programs (1)	$97	Discounted cash flow	Weighted-average CPR (%)	5.4% - 10.6% (7.7%)
			Discount rate (%)	7.0% -8.0% (7.1%)
_______
(1)See Note 6 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2024 for additional disclosures related to assumptions used in the fair value calculations for residential and commercial mortgage servicing rights.
FAIR VALUE OPTION
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale. At March 31, 2025, the aggregate fair value of these loans totaled $224 million compared to aggregate unpaid principal of $219 million. At December 31, 2024, the aggregate fair value of these loans totaled $222 million compared to aggregate unpaid principal of $219 million.
Interest income on residential first mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. Net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three months ended March 31, 2025 and 2024, were immaterial. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both March 31, 2025 and December 31, 2024.
FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE
For financial instruments not recorded at fair value, estimates of fair value are based on relevant market data and information about the instruments. The following tables present the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments not recorded at fair value as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$14,316	$14,316	$14,316	$—	$—
Debt securities held to maturity	5,195	5,063	—	5,063	—
Loans held for sale	118	118	—	90	28
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	92,497	89,505	—	—	89,505
Other earning assets	759	759	—	759	—
Financial liabilities:
Deposits with no stated maturity(4)	115,479	115,479	—	115,479	—
Time deposits(4)	15,492	15,473	—	15,473	—
Long-term borrowings	6,019	6,094	—	6,093	1
Loan commitments and letters of credit	151	151	—	—	151
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at March 31, 2025 was $3.0 billion or 3.2 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.6 billion at March 31, 2025.
(4)The fair value of non-interest-bearing deposit accounts, interest-bearing checking accounts, savings accounts, and money market accounts is the amount payable on demand at the reporting date (i.e., the carrying amount) as these instruments have an indeterminate maturity date. Fair values for time deposits are estimated by using discounted cash flow analyses, based on market spreads to benchmark rates.

	December 31, 2024
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$10,712	$10,712	$10,712	$—	$—
Debt securities held to maturity	4,427	4,226	—	4,226	—
Loans held for sale	360	360	—	360	—
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	93,424	89,907	—	—	89,907
Other earning assets	797	797	—	797	—
Financial liabilities:
Deposits with no stated maturity(4)	111,883	111,883	—	111,883	—
Time deposits(4)	15,720	15,694	—	15,694	—
Short-term borrowings	500	500	—	500	—
Long-term borrowings	5,993	6,059	—	6,058	1
Loan commitments and letters of credit	149	149	—	—	149
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
(4)The fair value of non-interest-bearing deposit accounts, interest-bearing checking accounts, savings accounts, and money market accounts is the amount payable on demand at the reporting date (i.e., the carrying amount) as these instruments have an indeterminate maturity date. Fair values for time deposits are estimated by using discounted cash flow analyses, based on market spreads to benchmark rates.
NOTE 11. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The Company has three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. The segments are based on the manner in which the CODM reviews the Company's performance. The Company's CODM is the CEO, President and Chair of the Board. As a part of the CODM review, pre-tax income is utilized to allocate resources amongst segments. Additional information about the Company's reportable segments is included in Regions' Annual Report on Form 10-K for the year ended December 31, 2024.
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised and the prior periods updated to reflect these enhancements. Accordingly, the prior periods were updated to reflect these enhancements.

The following tables present financial information, including non-interest income disaggregated by major product category, for each reportable segment:

	Three Months Ended March 31, 2025
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$441	$710	$43	$—	$1,194
Provision for credit losses	86	67	2	(31)	124
Non-interest income (loss):
Service charges on deposit accounts	64	96	1	—	161
Card and ATM fees	11	106	—	—	117
Investment management and trust fee income	—	—	86	—	86
Capital markets income	79	—	1	—	80
Mortgage income	—	40	—	—	40
Investment services fee income	—	—	43	—	43
Commercial credit fee income	27	—	—	—	27
Bank-owned life insurance	—	—	—	23	23
Securities gains (losses), net	—	—	—	(25)	(25)
Market value adjustments on employee benefit assets	—	—	—	(3)	(3)
Other miscellaneous income	42	19	1	(21)	41
Total non-interest income (loss)	223	261	132	(26)	590
Non-interest expense:
Salaries and employee benefits	145	179	70	231	625
Equipment and software expense	4	24	1	70	99
Net occupancy expense	7	53	3	7	70
Other expenses (1)	154	340	45	(294)	245
Total non-interest expense	310	596	119	14	1,039
Income (loss) before income taxes	268	308	54	(9)	621
Income tax expense (benefit)	67	77	13	(26)	131
Net income	$201	$231	$41	$17	$490
Average assets	$69,289	$37,667	$2,133	$47,787	$156,876

	Three Months Ended March 31, 2024
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$452	$692	$40	$—	$1,184
Provision for (benefit from) credit losses	91	68	2	(9)	$152
Non-interest income (loss):
Service charges on deposit accounts	55	92	1	—	148
Card and ATM fees	11	105	—	—	116
Investment management and trust fee income	—	—	81	—	81
Capital markets income	91	—	—	—	91
Mortgage income	—	41	—	—	41
Investment services fee income	—	—	38	—	38
Commercial credit fee income	27	—	—	—	27
Bank-owned life insurance	—	—	—	23	23
Securities gains (losses), net	—	—	—	(50)	(50)
Market value adjustments on employee benefit assets	—	—	—	15	15
Other miscellaneous income	35	19	—	(21)	33
Total non-interest income (loss)	219	257	120	(33)	563
Non-interest expense:
Salaries and employee benefits	150	184	66	258	658
Equipment and software expense	4	26	1	70	101
Net occupancy expense	7	56	3	8	74
Other expenses (1)	163	361	42	(268)	298
Total non-interest expense	324	627	112	68	1,131
Income (loss) before income taxes	256	254	46	(92)	464
Income tax expense (benefit)	64	64	11	(43)	96
Net income (loss)	$192	$190	$35	$(49)	$368
Average assets	$68,941	$38,035	$2,035	$42,433	$151,444

___
(1) Other miscellaneous expenses are primarily comprised of outside services, marketing, professional, legal and regulatory expenses, credit and checkcard expenses, and FDIC insurance assessment fees.

NOTE 12. COMMITMENTS, CONTINGENCIES AND GUARANTEES
COMMERCIAL COMMITMENTS
Regions issues off-balance sheet financial instruments in connection with lending activities. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to Regions’ normal credit approval policies and procedures. Regions measures inherent risk associated with these instruments by recording a reserve for unfunded commitments based on an assessment of the likelihood that the guarantee will be funded and the creditworthiness of the customer or counterparty. Collateral is obtained based on management’s assessment of the creditworthiness of the customer. Credit risk is represented in unused commitments to extend credit, standby letters of credit and commercial letters of credit. Refer to Note 23 "Commitments, Contingencies and Guarantees" in the Annual Report on Form 10-K for the year ended December 31, 2024 for more information regarding these instruments.
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31, 2025	December 31, 2024
	(In millions)
Unused commitments to extend credit	$64,347	$63,232
Standby letters of credit	2,140	2,096
Commercial letters of credit	68	58
Liabilities associated with standby letters of credit	34	33
Assets associated with standby letters of credit	36	35
Reserve for unfunded credit commitments	117	116

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
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At March 31, 2025 and December 31, 2024, the Company's DUS servicing portfolio totaled approximately $7.2 billion and $7.0 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at March 31, 2025 and December 31, 2024, these serviced loans totaled approximately $760 million and $665 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $2.5 billion and $2.4 billion at March 31, 2025 and December 31, 2024, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both March 31, 2025 and December 31, 2024. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of accounting standards adopted in 2025 and those that could have a material impact to Regions’ consolidated financial statements upon adoption in the future.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2025
ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60)	This Update requires certain joint ventures, upon formation, to use a new basis of accounting by applying most aspects of the acquisition method for business combinations. New joint ventures generally will recognize and initially measure assets and liabilities at fair value. The Update is effective for all joint ventures with a formation date on or after January 1, 2025. Early adoption is permitted.	January 1, 2025	Regions adopted this guidance as of January 1, 2025 with no material impact.
ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures	The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.	January 1, 2025	Regions adopted this guidance as of January 1, 2025 for disclosure to appear in the Annual Report on Form 10-K for the year ended December 31, 2025 with no material impact.

Standards Not Yet Adopted
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative	This Update incorporates into the Codification 14 of the 27 disclosures referred by the SEC in Release No. 33‐10532, Disclosure Update and Simplification. This Update clarifies and improves the disclosure and presentation requirements of a variety of Topics in the Codification to align with the SEC's regulations.	The effective date for each amendment will be the date on which the SEC removes the related disclosure requirements from its regulations, with early adoption prohibited.	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.
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
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2024, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 13 "Recent Accounting Pronouncements" to those consolidated financial statements for further detail. The emphasis of this discussion will be on the three months ended March 31, 2025 compared to the three months ended March 31, 2024 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be on the balances as of March 31, 2025 compared to December 31, 2024.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 6 through 8 for additional information regarding forward-looking statements.
CORPORATE PROFILE
Regions is a financial holding company headquartered in Birmingham, Alabama operating in the South, Midwest and Texas. In addition, Regions operates several offices delivering specialty capabilities in New York, Washington D.C., Chicago, Salt Lake City, and other locations nationwide. Regions provides financial solutions for a wide range of clients including retail and mortgage banking services, commercial banking services and wealth and investment services. Further, Regions and its subsidiaries deliver other specialty capabilities including merger and acquisition advisory services, capital markets solutions, home improvement lending, investment advisory services, equipment financing for commercial clients and small business customers, low income housing tax credit corporate fund syndication and asset management, financing to CRA-qualified customers, investment and insurance products, broker-dealer services to commercial clients, and others.
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2025, Regions operated 1,249 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 11 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
Economic conditions, competition, new legislation and related rules impacting regulation of the financial services industry and the monetary and fiscal policies of the Federal government significantly affect most, if not all, financial institutions, including Regions. Lending and deposit activities and fee income generation are influenced by levels of business spending and investment, consumer income, consumer spending and savings, capital market activities, and competition among financial institutions, as well as customer preferences, interest rate conditions, inflation and prevailing market rates on competing products in Regions’ market areas.
FIRST QUARTER OVERVIEW
Economic Environment in Regions' Banking Markets
Regions' March baseline forecast, utilized in calculating the ACL as of March 31, 2025, anticipated real GDP growth of 1.8 percent in 2025 and 1.7 percent in 2026. Coming into 2025, Regions' expectation was that above-trend pace of growth seen in 2023 and 2024 would not be sustained and that real GDP growth would settle back toward the pre-pandemic trend rate.

Though inflation was expected to remain above the FOMC’s 2.0 percent target rate through 2025, it was nonetheless expected to decelerate further which, in conjunction with a modestly higher unemployment rate, was seen as giving the FOMC the latitude to resume cutting the Fed funds rate. It was, however, noted that there was considerable uncertainty over the timing and magnitude of further cuts in the funds rate.
Though the trend rate of growth in nonfarm employment had for some time been slowing, that had been a function of a diminished rate of hiring, as the rate at which firms were laying workers off remained below pre-pandemic norms. While the pace of job growth was expected to decelerate further, significantly slower labor supply growth stemming from changes in immigration policy was expected to blunt upward pressure on the unemployment rate, which was expected to average 4.3 percent in the fourth quarter of 2025. Even with a slowing trend rate of job growth, aggregate labor earnings were expected to continue growing at a rate easily above inflation, thus acting as a support for consumer spending.
Management noted that considerable uncertainty around the scope and timing of changes to fiscal, regulatory, trade, and immigration policy would likely act as a source of volatility in the Company’s baseline forecasts, particularly around the paths of real GDP growth, inflation, and the unemployment rate. The March baseline forecast incorporated this uncertainty.
The economic environment, as described above, impacted Regions' forecast utilized in calculating the ACL as of March 31, 2025. See the "Allowance" section for further information.
Changes in trade policy announced subsequent to the end of the first quarter of 2025 have further increased the uncertainty around Regions’ economic forecasts. The pace of implementation, the duration, and the reactions of foreign nations to the changes in trade policy are unclear. Patterns of economic activity within the Regions footprint are expected to be broadly similar to those seen for the U.S. as a whole. While the footprint will not be immune to any disruptions in economic activity stemming from volatility around trade policy, it is expected that over time population, employment, and income growth within the footprint will continue to grow at a slightly above-average rate.
First Quarter Results
Regions reported net income available to common shareholders of $465 million or $0.51 per diluted share in the first quarter of 2025 compared to net income available to common shareholders of $343 million or $0.37 per diluted share in the first quarter of 2024.
Net interest income (taxable-equivalent basis) totaled $1.2 billion in the first quarter of 2025, which increased $9 million compared to the first quarter of 2024. The net interest margin (taxable-equivalent basis) was 3.52 percent in the first quarter of 2025, reflecting a 3 basis point decrease from the same period in 2024. The slight increase in net interest income was driven by the replacement of fixed rate loans and securities in a high interest rate environment including securities repositioning activities, coupled with hedging benefits and the ability to manage funding costs lower as short-term interest rates declined. The decline in net interest margin was primarily driven by a shift in earning asset mix to hold higher levels of cash with the Federal Reserve. Refer to the related discussion below Table 16 "Consolidated Average Daily Balances and Yield/Rate Analysis" for further detail.
The provision for credit losses totaled $124 million in the first quarter of 2025 compared to $152 million in the first quarter of 2024. Net charge-offs totaled $123 million, or 0.52 percent of average loans, in the first quarter of 2025, compared to $121 million, or 0.50 percent in the first quarter of 2024. This slight increase reflected charge-offs in previously identified portfolios of interest. The allowance as a percent of total loans, net, increased to 1.81 percent at March 31, 2025, compared to 1.79 percent at December 31, 2024. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $590 million in the first quarter of 2025 compared to $563 million in the first quarter of 2024. The increase was primarily driven by an increase in service charge income and lower securities losses. These increases were partially offset by a decline in capital markets income and unfavorable market valuation adjustments on employee benefit assets, which are offset in non-interest expense. See Table 21 "Non-Interest Income" for further details.
Non-interest expense was $1.0 billion in the first quarter of 2025 which decreased $92 million compared to the first quarter of 2024. The decrease was primarily driven by a decline in salaries and benefits, operational losses, and FDIC insurance expense. See Table 22 "Non-Interest Expense" for further details.
Regions' effective tax rate was 21.1 percent in the first quarter of 2025 compared to 20.7 percent in the first quarter of 2024. See the "Income Taxes" section for further details.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. At March 31, 2025, Regions’ CET1 ratio was estimated to be 10.8 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.

Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for further details.
The Board has authorized the repurchase of up to $2.5 billion of the Company's common stock through the fourth quarter of 2025. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" for more information.

BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and shareholders' equity categories.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $3.6 billion from year-end 2024 to March 31, 2025 resulting from an increase in cash balances on deposit with the Federal Reserve Bank driven primarily by an increase in deposits and a decline in loans, partially offset by a decline in short-term borrowings. See the "Deposits", "Liquidity", and "Loans" sections for more information.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both held to maturity and available for sale:
Table 1—Debt Securities

	March 31, 2025	December 31, 2024
	(In millions)
U.S. Treasury securities	$2,061	$2,003
Federal agency securities	485	444
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	23,273	22,865
Commercial agency	4,600	4,597
Commercial non-agency	83	82
Corporate and other debt securities	633	658
	$31,137	$30,651
Debt securities, which comprise approximately 19 percent of earning assets, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company, as much of the portfolio is highly liquid. Additionally, some of the debt securities portfolio is eligible to be used as collateral for funding of various types of borrowings. See the "Liquidity" section for more information on these arrangements. Also see the "Market Risk-Interest Rate Risk" section for more information. See also Note 3 "Debt Securities" for additional information.
Debt securities held to maturity constituted approximately 17 percent of the debt securities portfolio at March 31, 2025. The Company reclassified debt securities with an amortized cost, excluding items recognized in OCI, of $1.0 billion in the first quarter of 2025, from available for sale into held to maturity to reduce the volatility in AOCI in preparation for expected, upcoming changes to regulatory guidance as discussed in the "Regulatory Requirements" section.
Debt securities available for sale constituted approximately 83 percent of the debt securities portfolio at March 31, 2025. Regions maintains a highly-rated debt securities portfolio consisting primarily of agency MBS. Regions’ investment policy emphasizes credit quality and liquidity.
Debt securities increased $486 million from December 31, 2024 to March 31, 2025 due to higher unrealized holding gains as a result of lower rates during the first quarter of 2025. Of note, the Company executed a debt securities repositioning in the first quarter of 2025 involving the sale of shorter-duration commercial and residential agency MBS and replacement with residential agency MBS with favorable prepayment profiles. The intent was to maintain the debt securities portfolio duration that would otherwise shorten naturally while efficiently deploying capital. Proceeds from the sales were reinvested at higher market yields. The Company sold approximately $478 million of debt securities available for sale and realized approximately $25 million in pre-tax losses.
The average life of the debt securities portfolio at March 31, 2025 was estimated to be 6.0 years, with a duration of approximately 4.2 years, inclusive of fair value hedges (see Table 18). These metrics compare with an estimated average life of 6.1 years and a duration of approximately 4.5 years for the portfolio at December 31, 2024.
Subsequent to March 31, 2025, the Company reclassified debt securities with an amortized cost, excluding items recognized in OCI, of $1.0 billion from available for sale to held to maturity. Additionally, the debt securities portfolio was increased by approximately $1.0 billion through the purchase of residential agency MBS given favorable market and bank funding dynamics.
LOANS HELD FOR SALE
The following table presents Regions’ loans held for sale by type:
Table 2—Loans Held for Sale

	March 31, 2025	December 31, 2024
	(In millions)
Commercial	$93	$372
Residential first mortgage	224	222
Consumer and other performing	2	—
Non-performing	26	—
	$345	$594
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
LOANS
GENERAL
Loans, net of unearned income, represented 69 percent of interest-earning assets as of March 31, 2025. The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:
Table 3—Loan Portfolio

	March 31, 2025	December 31, 2024
	(In millions, net of unearned income)
Commercial and industrial	$48,879	$49,671
Commercial real estate mortgage—owner-occupied	4,849	4,841
Commercial real estate construction—owner-occupied	316	333
Total commercial	54,044	54,845
Commercial investor real estate mortgage	6,376	6,567
Commercial investor real estate construction	2,457	2,143
Total investor real estate	8,833	8,710
Residential first mortgage	20,000	20,094
Home equity lines	3,130	3,150
Home equity loans	2,371	2,390
Consumer credit card	1,384	1,445
Other consumer(1)	5,971	6,093
Total consumer	32,856	33,172
	$95,733	$96,727
_____
(1) Starting in 2025, other consumer loans include exit portfolios, which consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.
PORTFOLIO CHARACTERISTICS
Loans, net of unearned income, decreased $994 million from year-end 2024, primarily due to decreases in the commercial and industrial portfolio class. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital.
The following sections describe the composition of the portfolio segments and classes disclosed in Table 3, explain changes in balances from year-end 2024 and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, and certain loan products. See Note 4 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional discussion.

Commercial
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in Table 4. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The commercial portfolio segment includes commercial and industrial loans for use in customers' normal business operations to finance working capital needs, equipment purchases, expansion projects and acquisitions. Regions' commercial and industrial loans generally mature within a five-year period with applicable amortization based on the underlying collateral or financing purpose. Typical loan structures consist of revolving and non-revolving lines of credit, amortizing term loans, guidance facilities, and single-pay loans, further tailored to meet the specific needs of the customer. These loans frequently have a covenant package combination inclusive of applicable debt service coverage, leverage, and liquidity measurements.
Underwriting of commercial and industrial loans includes the assessment of the financial performance and profile, management experience and capability, industry position and outlook, the applicability of the transactional structure, as well as the repayment enhancement provided by collateral, guarantees, and ownership or sponsorship. Any forward view of operating performance is tested against applicable stressors that may include revenue decline, margin compression, and interest rate hikes.
Commercial and industrial loans decreased $792 million since year-end 2024, due to credit utilization rates remaining below historic levels and customers carrying more liquidity. Throughout the first quarter, the decline in commercial and industrial loans was broad-based as shown in Table 4.
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ IRE portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total IRE loans increased $123 million in comparison to year-end 2024 balances.
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

The following tables provide detail of Regions' commercial and IRE lending balances in selected industries.
Table 4—Commercial and Investor Real Estate Industry Exposure

	March 31, 2025
	Loans	Unfunded Commitments	Total Exposure	Percent of Balance
	(In millions)
Commercial:
Administrative, support, waste and repair	$1,167	$769	$1,936	1.9%
Agriculture	205	132	337	0.3%
Educational services	3,141	842	3,983	3.9%
Energy	1,410	3,676	5,086	5.0%
Financial services	7,677	9,938	17,615	17.3%
Government and public sector	3,064	384	3,448	3.4%
Healthcare	3,359	2,483	5,842	5.7%
Information	2,268	1,062	3,330	3.3%
Manufacturing	5,043	5,030	10,073	9.9%
Professional, scientific and technical services	1,988	1,681	3,669	3.6%
Real estate (1)	9,272	8,808	18,080	17.7%
Religious, leisure, personal and non-profit services	1,624	894	2,518	2.5%
Restaurant, accommodation and lodging	1,241	238	1,479	1.5%
Retail trade	2,590	1,837	4,427	4.3%
Transportation and warehousing	3,674	1,537	5,211	5.1%
Utilities	2,144	3,382	5,526	5.4%
Wholesale goods	4,522	3,118	7,640	7.5%
Other (2)	(345)	2,051	1,706	1.7%
Total commercial	$54,044	$47,862	$101,906	100.0%
Investor real estate:
Hotel	$164	$15	$179	1.5%
Industrial	831	138	969	7.9%
Land	113	21	134	1.1%
Multi-family	3,979	1,395	5,374	44.0%
Office	1,242	33	1,275	10.4%
Retail	267	2	269	2.2%
Single-family/condo	744	446	1,190	9.8%
Data center	85	49	134	1.1%
Self storage	29	15	44	0.4%
Other (2)	1,379	1,258	2,637	21.6%
Total investor real estate	$8,833	$3,372	$12,205	100.0%

	December 31, 2024 (3)
	Loans	Unfunded Commitments	Total Exposure	Percent of Balance
	(In millions)
Commercial:
Administrative, support, waste and repair	$1,306	$751	$2,057	2.0%
Agriculture	211	142	353	0.3%
Educational services	3,229	875	4,104	4.0%
Energy	1,322	3,484	4,806	4.7%
Financial services	8,463	9,308	17,771	17.4%
Government and public sector	3,121	437	3,558	3.5%
Healthcare	3,338	2,480	5,818	5.7%
Information	2,186	1,115	3,301	3.2%
Manufacturing	5,037	5,138	10,175	9.9%
Professional, scientific and technical services	1,970	1,736	3,706	3.6%
Real estate (1)	8,857	9,110	17,967	17.6%
Religious, leisure, personal and non-profit services	1,579	852	2,431	2.4%
Restaurant, accommodation and lodging	1,285	216	1,501	1.5%
Retail trade	2,604	1,908	4,512	4.4%
Transportation and warehousing	3,655	1,645	5,300	5.2%
Utilities	2,329	3,223	5,552	5.4%
Wholesale goods	4,232	3,371	7,603	7.4%
Other (2)	121	1,677	1,798	1.8%
Total commercial	$54,845	$47,468	$102,313	100.0%
Investor real estate:
Hotel	$188	$18	$206	1.8%
Industrial	808	160	968	8.5%
Land	74	49	123	1.1%
Multi-family	3,834	1,417	5,251	46.2%
Office	1,325	34	1,359	12.0%
Retail	314	2	316	2.8%
Single-family/condo	668	467	1,135	10.0%
Data center	215	32	247	2.2%
Self storage	16	1	17	0.1%
Other (2)	1,268	482	1,750	15.3%
Total investor real estate	$8,710	$2,662	$11,372	100.0%
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

The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following tables provide detail of these loans:
Table 5— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	March 31, 2025
	Loan Balance	Percent of Total (1)
	(In millions)
Residential homebuilders	$1,337	8.5%
Apartments	4,512	28.5%
Industrial	2,363	14.9%
Data center	164	1.0%
Diversified	1,718	10.9%
Business offices	1,387	8.8%
Residential land	65	0.4%
Retail	1,413	8.9%
Healthcare	1,237	7.8%
Hotel	781	4.9%
Commercial land	48	0.3%
Self Storage	320	2.0%
Other	490	3.1%
Total (2)	$15,835	100%

	December 31, 2024
	Loan Balance	Percent of Total (1)
	(In millions)
Residential homebuilders	$1,081	7.1%
Apartments	4,371	28.6%
Industrial	2,287	15.0%
Data center	332	2.2%
Diversified	1,740	11.4%
Business offices	1,473	9.6%
Residential land	55	0.4%
Retail	1,458	9.5%
Healthcare	1,129	7.4%
Hotel	785	5.1%
Commercial land	19	0.1%
Self Storage	296	1.9%
Other	260	1.7%
Total (2)	$15,286	100%
_______
(1)Amounts calculated based on whole dollar values.
(2)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.
Portfolios that are experiencing higher risk due to conditions such as inflationary pressures, higher interest rates, and adverse underlying market fundamentals (identified as portfolios of interest) include business offices and trucking (included within transportation and warehousing) at March 31, 2025 within Table 4 above. The senior housing portfolio, included within healthcare, was no longer considered a portfolio of interest during the first quarter of 2025 as senior housing fundamentals continue to improve. Demographic, economic, and sector trends have improved after an extended post-pandemic period, resulting in the remaining risk in the portfolio concentrated with a few specific borrowers as opposed to industry-wide risk. Recent and potential future interest rate cuts should ease pressure on borrowers across the entire loan portfolio.
The business offices portfolio remains a portfolio of interest due to rising vacancies and reductions in net effective rents. The office portfolio totaled $1.4 billion and represented 1.5 percent of total loans at March 31, 2025. The office portfolio included non-performing loans of $184 million and had associated charge-offs of $20 million in the three months ended March 31, 2025. Approximately 88 percent of the office portfolio was secured, with approximately 60 percent of secured balances located in the South region of the U.S, of which 90 percent were Class A properties. Approximately 50 percent of the office portfolio will mature in the next 12 months. Additionally, the IRE office portfolio had a weighted-average LTV of approximately 70 percent at March 31, 2025, based upon appraisal at origination or most recent received, and a stressed weighted-average LTV of approximately 85 percent as of April 4, 2025, based upon GreenStreet's Commercial Property Price Index. No new loan originations are being contemplated in this portfolio.

The trucking portfolio, included within transportation and warehousing, remains a portfolio of interest as trucking companies have been working through one of the most prolonged downturns in the U.S. domestic freight market. Uncertainty with respect to tariffs and the resulting impact on consumer spending and business investment make the path forward difficult to predict. The trucking portfolio totaled $1.4 billion and represented 1.5 percent of total loans at March 31, 2025. The trucking portfolio included non-performing loans of $109 million and had associated charge-offs of $27 million in the three months ended March 31, 2025.

Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Total residential first mortgage loans decreased $94 million in comparison to year-end 2024 balances due to lower seasonal production.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased $20 million in comparison to year-end 2024 balances. Substantially all of this portfolio was originated through Regions' branch network.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of March 31, 2025. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 6—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2025	$54	1.72%	$57	1.83%	$111
2026	99	3.18%	101	3.22%	200
2027	241	7.71%	207	6.61%	448
2028	237	7.58%	154	4.90%	391
2029	104	3.31%	74	2.36%	178
2030-2034	584	18.66%	1,022	32.64%	1,606
2035-2039	34	1.09%	63	2.00%	97
Thereafter	8	0.26%	6	0.20%	14
Revolving Loans Converted to Amortizing	52	1.65%	33	1.08%	85
Total	$1,413	45.16%	$1,717	54.84%	$3,130
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

Table 7—Estimated Current Loan to Value Ranges

	March 31, 2025
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$67	$—	$—	$1	$—
Above 80% - 100%	1,856	2	4	11	12
80% and below	17,759	1,398	1,702	1,845	500
Data not available	318	13	11	2	—
	$20,000	$1,413	$1,717	$1,859	$512

	December 31, 2024
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:					`
Above 100%	$63	$2	$—	$1	$—
Above 80% - 100%	1,799	2	3	9	11
80% and below	17,898	1,430	1,687	1,883	484
Data not available	334	14	12	2	—
	$20,094	$1,448	$1,702	$1,895	$495
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $122 million from year-end 2024 driven by a decline in consumer home improvement lending due to seasonality.
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
ALLOWANCE
The allowance represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios and consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments includes items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance totaled $1.7 billion at both March 31, 2025 and December 31, 2024.
Regions' quarterly allowance estimation process utilizes loss forecasting models for pooled loans, specific reserves for significant individually evaluated non-performing loans, and qualitative adjustments for items not captured by the models including specific adjustments and general imprecision. Key inputs to Regions' loss forecasting models include, but are not limited to, loan risk ratings (commercial and investor real estate loans), maturity date, days past due and FICO scores (consumer loans), collateral values securing loans, and Regions' internally prepared baseline economic forecast. Changes in any of these factors, assumptions, or the availability of new information, could require the allowance to be adjusted in future periods, perhaps materially. Outputs from the loss forecasting models, in combination with Regions' qualitative framework and other analyses, inform management in its estimation of Regions' expected credit losses to ensure the overall allowance estimate is appropriate from both a bottom-up and top-down perspective. Actual losses could vary, perhaps materially, from management’s estimates. See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Baseline economic forecast
In deriving any forecast, Regions benchmarks its internal forecast with external forecasts and external data available. Regions' March 2025 baseline forecast declined slightly compared to the December 2024 forecast resulting in an increase to the allowance. As job and wage growth are slowing, spending growth is becoming realigned with income growth. The baseline forecast anticipates further deceleration in the trend of job rate growth, but a slowdown in labor supply growth is expected to blunt upward pressure on the unemployment rate. Changes to trade and immigration policy have the potential to add to inflation pressure and core inflation is expected to remain above the FOMC's 2.0 percent target rate through 2026. The risks to the baseline forecast are considered to be weighted to the downside. Current economic uncertainty, including any effects of the recently announced tariffs combined with the pause on those tariffs, as well as shifting immigration reform policy, likely will influence future levels of the allowance. Refer to the Economic Environment in Regions' Banking Markets within the "First Quarter Overview" section for more information.
Table 8 below reflects a range of macroeconomic factors utilized in the baseline economic forecast over the two-year R&S forecast period as of March 31, 2025. The unemployment rate is the most significant macroeconomic factor among the allowance models and as of the March 2025 baseline forecast was expected to remain relatively consistent over the forecast period. The unemployment rate expectations for the R&S forecast period that will be determined in the second quarter of 2025 are uncertain and may vary, perhaps materially, from those currently shown in Table 8 .
Table 8— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Baseline R&S Forecast
		March 31, 2025
	1Q2025	2Q2025	3Q2025	4Q2025	1Q2026	2Q2026	3Q2026	4Q2026	1Q2027
Unemployment rate	4.1%	4.2%	4.2%	4.3%	4.3%	4.3%	4.2%	4.2%	4.1%
Real GDP, annualized % change	1.4%	1.1%	0.9%	1.4%	1.7%	2.1%	2.3%	2.1%	2.0%
HPI, year-over-year % change	3.1%	2.8%	2.3%	1.6%	1.1%	1.2%	1.4%	1.7%	2.0%
CPI, year-over-year % change	2.8%	3.0%	3.6%	3.6%	3.2%	2.9%	2.5%	2.3%	2.3%
Portfolio, credit metrics, and specific reserves
The loan portfolio composition is evaluated each quarter and changes to the composition can influence modeled allowance results. In the first quarter of 2025, the loan portfolio balance declined as did the average remaining life of the portfolio, resulting in a reduction in the allowance.
Credit metrics are monitored throughout each quarter and are a key consideration in the allowance process. In the first quarter of 2025, overall asset quality deteriorated slightly. Commercial and investor real estate criticized balances increased approximately $202 million compared to the fourth quarter of 2024. The slight decline in credit quality resulted in an increase to the allowance.
Non-performing loans, excluding held for sale, decreased approximately $85 million compared to the fourth quarter of 2024. The decrease in non-performing loans was primarily due to charge-offs in previously identified portfolios of interest. The decrease in non-performing loans therefore resulted in a decline in specific reserves in the first quarter. See Table 11 for more details regarding non-performing assets.
The combined results from portfolio changes, credit metrics, and specific reserves was a net decrease to the allowance.
Qualitative adjustments
While it is the intent of Regions' quantitative allowance methodologies to reflect all risk factors, including incremental risk in portfolios identified as under stress, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Regions' qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. In the first quarter of 2025, the general imprecision component increased due to increased uncertainty of economic policy changes, including impacts from potential new tariffs as discussed above.
The qualitative framework also has specific adjustment components which are reserves meant to capture specific issues or events that management believes are not adequately captured in the model outcomes. Qualitative adjustments for the first quarter of 2025 were reduced from the fourth quarter of 2024 levels due to reduced risk in certain portfolios of interest and more of the remaining risk being captured in the loss forecasting models and specific reserve estimates, as well as additional portfolio stability resulting in less uncertainty in some portfolios.
The combined results from general imprecision and specific qualitative adjustments was a net increase to the allowance.
Overall allowance
Based upon the factors discussed above, the March 31, 2025 allowance remained stable compared to the fourth quarter of 2024 due to declines in specific reserves and a reduction in overall loan balances, offset by model increases associated with current economic uncertainty as well as incremental qualitative overlays.
As discussed in the Economic Environment in Regions' Banking Markets within the "First Quarter Overview" section, the economic environment has become more uncertain since March 31, 2025 which may impact the macroeconomic factors utilized in the baseline economic forecast for the second quarter of 2025 allowance estimation process. Also as discussed in the "Critical Accounting Estimates and Related Policies" section in the Annual Report on Form 10-K for the year ended December 31, 2024, it is difficult to estimate how potential changes in any one economic factor might affect the overall allowance because a wide variety of factors and inputs are considered in the allowance estimate. Changes in the factors and inputs may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical alternate economic forecast, Regions estimated the allowance using a scenario that was one standard deviation unfavorable to the expected scenario for each macroeconomic variable. This unfavorable scenario resulted in an allowance approximately 15 percent higher than the allowance using the baseline scenario.
Details regarding the allowance and net charge-offs, including an analysis of activity from previous year's totals, are included below:

Table 9—Allowance for Credit Losses

	Three Months Ended March 31
	2025	2024
	(Dollars in millions)
Allowance for loan losses at January 1	$1,613	$1,576
Loans charged-off:
Commercial and industrial	57	62
Commercial real estate mortgage—owner-occupied	2	—
Commercial investor real estate mortgage	22	5
Residential first mortgage	—	1
Home equity lines	—	1
Consumer credit card	17	16
Other consumer	47	56
	145	141
Recoveries of loans previously charged-off:
Commercial and industrial	11	8
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	—	1
Residential first mortgage	—	1
Home equity lines	—	2
Consumer credit card	3	2
Other consumer	7	6
	22	20
Net charge-offs (recoveries):
Commercial and industrial	46	54
Commercial real estate mortgage—owner-occupied	2	—
Commercial real estate construction—owner-occupied	(1)	—
Commercial investor real estate mortgage	22	4
Home equity lines	—	(1)
Consumer credit card	14	14
Other consumer	40	50
	123	121
Provision for loan losses	123	162
Allowance for loan losses at March 31	1,613	1,617
Reserve for unfunded credit commitments at January 1	116	124
Provision for (benefit from) unfunded credit losses	1	(10)
Reserve for unfunded credit commitments at March 31	117	114
Allowance for credit losses at March 31	$1,730	$1,731
Loans, net of unearned income, outstanding at end of period	$95,733	$96,862
Average loans, net of unearned income, outstanding for the period	$96,122	$97,420
Net loan charge-offs (recoveries) as a % of average loans, annualized (1):
Commercial and industrial	0.38%	0.43%
Commercial real estate mortgage—owner-occupied	0.14%	0.02%
Commercial real estate construction—owner-occupied	(0.84)%	(0.01)%
Total commercial	0.35%	0.40%
Commercial investor real estate mortgage	1.38%	0.21%
Total investor real estate	1.02%	0.15%
Residential first mortgage	—%	(0.01)%
Home equity lines	(0.04)%	(0.10)%
Home equity loans	(0.01)%	(0.02)%
Consumer credit card	4.18%	4.39%
Other consumer	2.68%	3.20%
Total consumer	0.66%	0.76%
Total	0.52%	0.50%
Ratios (1):
Allowance for credit losses at end of period to loans, net of unearned income	1.81%	1.79%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	205%	191%
_______
(1)Amounts have been calculated using whole dollar values.

Net charge-offs increased $2 million year-over-year. As noted, economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics in 2025 and beyond.
Allocation of the allowance by portfolio segment and class is summarized as follows:
Table 10—Allowance Allocation

	March 31, 2025			December 31, 2024
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)
Commercial and industrial	$48,879	$719	1.47%	$49,671	$717	1.44%
Commercial real estate mortgage—owner-occupied	4,849	107	2.21%	4,841	108	2.22%
Commercial real estate construction—owner-occupied	316	10	3.04%	333	9	2.75%
Total commercial	54,044	836	1.55%	54,845	834	1.52%
Commercial investor real estate mortgage	6,376	211	3.31%	6,567	216	3.29%
Commercial investor real estate construction	2,457	33	1.36%	2,143	31	1.47%
Total investor real estate	8,833	244	2.77%	8,710	247	2.84%
Residential first mortgage	20,000	113	0.56%	20,094	106	0.53%
Home equity lines	3,130	89	2.84%	3,150	86	2.73%
Home equity loans	2,371	28	1.18%	2,390	27	1.12%
Consumer credit card	1,384	117	8.49%	1,445	122	8.44%
Other consumer	5,971	303	5.07%	6,093	307	5.05%
Total consumer	32,856	650	1.98%	33,172	648	1.95%
Total	$95,733	$1,730	1.81%	$96,727	$1,729	1.79%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of March 31, 2025 and December 31, 2024:
Table 11—Non-Performing Assets

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$418	$408
Commercial real estate mortgage—owner-occupied	40	37
Commercial real estate construction—owner-occupied	1	5
Total commercial	459	450
Commercial investor real estate mortgage	327	423
Total investor real estate	327	423
Residential first mortgage	25	23
Home equity lines	26	26
Home equity loans	6	6
Total consumer	57	55
Total non-performing loans, excluding loans held for sale	843	928
Non-performing loans held for sale	26	—
Total non-performing loans(1)	869	928
Foreclosed properties	15	14
Total non-performing assets(1)	$884	$942
Accruing loans 90+ days past due:
Commercial and industrial	$22	$7
Commercial real estate mortgage—owner-occupied	1	1
Total commercial	23	8
Residential first mortgage(2)	93	88
Home equity lines	13	16
Home equity loans	6	7
Consumer credit card	21	20
Other consumer	23	27
Total consumer	156	158
Total accruing loans 90+ days past due	$179	$166
Non-performing loans(1) to loans and non-performing loans held for sale	0.91%	0.96%
Non-performing loans, excluding loans held for sale(1) to loans	0.88%	0.96%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.92%	0.97%
_________
(1)Excludes accruing loans 90+ days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90+ days or more past due guaranteed loans excluded were $53 million at March 31, 2025 and $55 million at December 31, 2024.
Non-performing loans at March 31, 2025 decreased $59 million as compared to year-end 2024 levels. The same economic trends that impact net charge-offs, as discussed above, will impact the future level of non-performing loans. Circumstances related to individually large credits could also result in volatility.

The following tables provide an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 12— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Year Ended March 31, 2025
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$450	$423	$55	$928
Additions	119	16	2	137
Net payments/other activity	(42)	(53)	—	(95)
Return to accrual	(4)	—	—	(4)
Charge-offs on non-accrual loans(2)	(55)	(22)	—	(77)
Transfers to held for sale(3)	(9)	(17)	—	(26)
Net loan sales	—	(20)	—	(20)
Balance at end of period	$459	$327	$57	$843

	Non-Accrual Loans, Excluding Loans Held for Sale for the Year Ended March 31, 2024
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$515	$233	$57	$805
Additions	231	48	—	279
Net payments/other activity	(76)	(36)	2	(110)
Return to accrual	(2)	—	—	(2)
Charge-offs on non-accrual loans(2)	(60)	(4)	—	(64)
Transfers to held for sale(3)	(2)	—	—	(2)
Balance at end of period	$606	$241	$59	$906
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
GOODWILL
Goodwill totaled $5.7 billion at both March 31, 2025 and December 31, 2024. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 for the methodologies and assumptions used in the goodwill impairment analysis.
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

Deposits are Regions’ primary source of funds, providing funding for 92 percent of average earning assets at both March 31, 2025 and December 31, 2024. The following table summarizes deposits by category and by segment:
Table 13—Deposits by Category and by Segment

	March 31, 2025	December 31, 2024
	(In millions)
Non-interest-bearing deposits	$40,443	$39,138
Interest-bearing checking	25,281	25,079
Savings	12,466	12,022
Money market—domestic	37,289	35,644
Time deposits	15,492	15,720
	$130,971	$127,603

Consumer Bank segment	$80,627	$78,637
Corporate Bank segment	39,696	38,361
Wealth Management segment	7,798	7,736
Other(1)	2,850	2,869
	$130,971	$127,603
____
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, selected deposits and brokered time deposits). Other deposits include brokered deposits totaling $2.2 billion at both March 31, 2025 and December 31, 2024.
Total deposits at March 31, 2025 increased approximately $3.4 billion across most segments and categories compared to year-end 2024 levels. The increase in deposits reflects typical seasonal tax patterns and customer preference for liquidity in an uncertain economic environment. The mix of non-interest-bearing deposits remained stable at approximately 31 percent of total deposits at both March 31, 2025 and December 31, 2024. Regions' deposits are granular and diversified including insured and collateralized deposits, with consumer deposits making up more than 62 percent of the total deposit base at both March 31, 2025 and December 31, 2024.
See the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion on liquidity and interest rates.
BORROWED FUNDS
Short-Term Borrowings
Short-term borrowings, which primarily consist of FHLB advances, were zero at March 31, 2025 and $500 million at December 31, 2024. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a portion of Regions' funding strategy. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
Table 14—Long-Term Borrowings

	March 31, 2025	December 31, 2024
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$750	$749
1.80% senior notes due August 2028	647	647
5.722% senior notes due June 2030(1)	747	746
5.502% senior notes due September 2035(2)	994	994
6.75% subordinated debentures due November 2025	151	151
7.375% subordinated notes due December 2037	298	299
Valuation adjustments on hedged long-term debt	(66)	(91)
	3,521	3,495
Regions Bank:
FHLB advances	2,000	2,000
6.45% subordinated notes due June 2037	496	496
Other long-term debt	2	2
	2,498	2,498
Total consolidated	$6,019	$5,993
____
(1) On June 6, 2029, the Notes will bear floating rate interest equal to Compounded SOFR plus 1.49%.

(2) On September 6, 2034, the Notes will bear floating rate interest equal to Compounded SOFR plus 2.06%.
Long-term borrowings increased by approximately $26 million from year-end 2024 due to valuation adjustments.
Funding from the FHLB and Federal Reserve Bank is secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and Federal Reserve Bank. As of March 31, 2025, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $92.6 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB and Federal Reserve Bank is contingent on a subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
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
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount was phased-in over a three-year period beginning in 2022 and concluded in the first quarter of 2025. At December 31, 2024, the net impact of the add-back on CET1 was approximately $102 million or approximately 8 basis points; this amount was zero at March 31, 2025.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income" to the consolidated financial statements for further details regarding CCAR results.

The following table summarizes the applicable holding company and bank regulatory requirements:
Table 15—Regulatory Capital Requirements

	March 31, 2025 Ratio(1)	December 31, 2024 Ratio	Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized

Common equity Tier 1 capital:
Regions Financial Corporation	10.79%	10.80%	4.50%	7.00%	N/A
Regions Bank	11.77	11.32	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	12.18%	12.17%	6.00%	8.50%	6.00%
Regions Bank	11.77	11.32	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	14.07%	14.06%	8.00%	10.50%	10.00%
Regions Bank	13.42	12.97	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	9.83%	9.88%	4.00%	4.00%	N/A
Regions Bank	9.53	9.21	4.00	4.00	5.00
___
(1) The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
(2) Reflects Regions' SCB of 2.5 percent. SCB does not apply to leverage capital ratios.
In the third quarter of 2023, proposals were issued by the U.S federal banking regulators that, if adopted, would impact the Company related to long-term debt requirements and U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the Basel III "Endgame". The Company is studying the proposals and evaluating their impacts. Additional discussion of the Basel III Rules, their applicability to Regions, recent proposals and final rules issued by the federal banking agencies and recent laws enacted that impact regulatory requirements is included in the "Supervision and Regulation" subsection of the "Business" section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2024.

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
See the "Liquidity" section for more information. Also, see the “Supervision and Regulation—Liquidity Requirements” subsection of the “Business” section and the "Risk Factors" section in the 2024 Annual Report on Form 10-K for additional information.
SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $18.5 billion at March 31, 2025 as compared to $17.9 billion at December 31, 2024. During the first three months of 2025, net income increased shareholders' equity by $490 million, cash dividends on common stock reduced shareholders' equity by $226 million, and cash dividends on preferred stock reduced shareholders' equity by $25 million. Changes in OCI increased shareholders' equity by $636 million, primarily due to available for sale securities and derivative instruments as a result of changes in market interest rates during the three months ended March 31, 2025. Common stock repurchased during the first three months of 2025 decreased shareholders' equity by $242 million. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Total equity was $18.6 billion at March 31, 2025 as compared to $17.9 billion at December 31, 2024, which included noncontrolling interest of $37 million and $31 million during the periods, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at March 31, 2025 and December 31, 2024.
Subsequent to March 31, 2025, the Company purchased 1.3 million shares for approximately $27 million through May 6, 2025. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" section for additional information.

Table 16 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 16—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended March 31
	2025			2024
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	4.44%	$1	$—	5.44%
Debt securities (2)(3)	32,280	266	3.30	31,494	209	2.66
Loans held for sale	441	8	7.27	499	8	6.40
Loans, net of unearned income (4)(5)	96,122	1,354	5.64	97,420	1,434	5.88
Interest-bearing deposits in other banks	8,537	94	4.45	4,754	68	5.69
Other earning assets	1,483	15	4.19	1,339	18	5.49
Total earning assets	138,864	1,737	5.01	135,507	1,737	5.12
Unrealized gains/(losses) on securities available for sale, net (2)	(1,716)			(3,042)
Allowance for loan losses	(1,625)			(1,596)
Cash and due from banks	2,957			2,581
Other non-earning assets	18,396			17,994
	$156,876			$151,444
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,177	4	0.13	$12,594	4	0.13
Interest-bearing checking	25,033	89	1.44	24,682	106	1.72
Money market	35,625	204	2.32	33,646	227	2.72
Time deposits	15,799	145	3.73	15,278	158	4.16
Total interest-bearing deposits (6)	88,634	442	2.02	86,200	495	2.31
Federal funds purchased and securities sold under agreements to repurchase	39	—	4.39	8	—	5.40
Short-term borrowings	339	4	4.57	77	1	5.56
Long-term borrowings	6,001	85	5.65	2,405	44	7.26
Total interest-bearing liabilities	95,013	531	2.27	88,690	540	2.45
Non-interest-bearing deposits(6)	39,053	—	—	40,926	—	—
Total funding sources	134,066	531	1.60	129,616	540	1.67
Net interest spread (2)			2.75			2.68
Other liabilities	4,652			4,663
Shareholders’ equity	18,127			17,121
Noncontrolling interest	31			44
	$156,876			$151,444
Net interest income/margin on a taxable-equivalent basis (7)		$1,206	3.52%		$1,197	3.55%
_______
(1)Amounts have been calculated using whole dollar values and the prevailing interest accrual methodology.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $2 million for both the three months ended March 31, 2025 and 2024.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $67 million and $117 million for the three months ended March 31, 2025 and 2024, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $29 million and $35 million for the three months ended March 31, 2025 and 2024 , respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equaled 1.40% and 1.56% for the three months ended March 31, 2025 and 2024, respectively.
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
Net interest income (taxable-equivalent basis) increased in the three months ended March 31, 2025 compared to the same period in 2024 due primarily to the replacement of fixed-rate loans and debt securities in a high interest rate environment including securities repositioning activities, coupled with hedging benefits and the ability to manage deposit and funding costs lower as short-term interest rates declined.
Net interest margin declined 3 basis points in the three months ended March 31, 2025 compared to the same period in 2024. The change in the net interest margin is the result of the same drivers as net interest income, but is also negatively impacted by the shift in the earning asset mix to hold a higher level of liquid cash balances with the Federal Reserve (see the "Cash and Cash Equivalents" section for related discussion).
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
As of March 31, 2025, Regions evidenced a mostly balanced, or "neutral" asset/liability position, with both asset duration and liability duration of approximately 2.5 years, using historically-informed approximations. While the derivative hedging portfolio and debt securities portfolio have been recorded on the balance sheet at an unrealized loss, deposit value increases more than offset this loss during a rising rate cycle. The additional value of deposits in a higher rate environment is realized in the form of lower-cost funding when compared with wholesale sources. While balance sheet analysis, particularly EVE analysis, does contemplate the economic value of deposits, the estimated fair value of deposits is equal to their carrying value for certain financial statement footnote disclosures, consistent with industry practices. See Note 10 "Fair Value Measurements" to the consolidated financial statements for additional information.
Recently, pay-fixed fair value hedges and debt securities transfers from available-for-sale to held-to-maturity classification have been used to reduce AOCI volatility associated with unrealized securities gains and losses. Inclusive of these activities, the total debt securities portfolio duration is 4.2 years, the available for sale securities portfolio duration is 3.9 years, and the held to maturity securities portfolio duration is 5.9 years. As pay-fixed fair value hedges are further utilized to manage AOCI volatility, receive-fixed cash flow hedges may be entered as an offset to preserve the interest rate sensitivity of Regions' entire balance sheet.

As of March 31, 2025, Regions' net interest income profile was mostly neutral to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending March 2026. The estimated exposure associated with the rising and falling rate scenarios in Table 17 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Fed Funds rate, the interest rate on reserve balances, and SOFR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. In either scenario, it is expected that changes in funding costs and balance sheet hedging income will offset the change in asset yields, resulting in little change to net interest income.
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
The interest rate sensitivity analysis presented below in Table 17 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with monetary policy on industry liquidity levels and the cost of that liquidity, management evaluates the impacts from these key assumptions through sensitivity analysis. Sensitivity calculations are hypothetical and should not be considered predictive of future results.
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet changes in the coming 12 months. Deposit balances and mix have mostly reverted to normal historical patterns and trends. A reduction in deposit balances of $1 billion when compared to the base case estimate would reduce net interest income by $18 million over 12 months in the parallel, instantaneous +100 basis point scenario in Table 17. Conversely, if an additional $1 billion are added, a positive benefit of $18 million would be expected over 12 months in the parallel, instantaneous +100 basis point scenario in Table 17.
In rising rate scenarios only, management assumes that the mix of deposits will change versus the base case as informed by analyses of prior rate cycles. Currently, however, much of the anticipated mix shift has already occurred or is expected to occur within the baseline scenario, mitigating the amount of additional remixing in higher rate scenarios. The magnitude of the remixing shift is rate dependent and equates to approximately $1.2 billion over 12 months in the parallel, instantaneous +100 basis point scenario in Table 17. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $23 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $23 million in the parallel, instantaneous +100 basis point scenario.
The interest-bearing deposit beta is calibrated using the experience from prior rate cycles and is dynamic across both interest rate level and time. The parallel, instantaneous +100 basis point shock scenario in Table 17 incorporates an incremental beta between 40 and 45 percent when compared to the base case scenario, while the parallel, instantaneous -100 basis point shock scenario incorporates an incremental beta between 35 and 40 percent when compared to the base case scenario. Incremental deposit pricing outperformance or underperformance of 5 percent in a parallel, instantaneous 100 basis point shock would increase or decrease net interest income by approximately $44 million.
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 18 and its accompanying description.

Table 17—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income March 31, 2025(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$52
+ 100 basis points	28
- 100 basis points	(44)
- 200 basis points	(81)

Instantaneous Change in Interest Rates
+ 200 basis points	$1
+ 100 basis points	12
- 100 basis points	(40)
- 200 basis points	(70)
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

The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 18—Hedging Derivatives by Interest Rate Risk Management Strategy

	March 31, 2025
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)(3)	$3,121	5.2	4.3%	4.0%
Receive fixed/pay variable swaps - borrowings and time deposits(3)	3,150	4.7	2.3%	4.0%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)(3)	$36,198	3.2	3.2%	4.1%
Interest rate options(4)	2,000	3.3
Total derivatives designated as hedging instruments	$44,469

_________
(1)Floating rates represent the most recent fixing for active derivatives and the first forward fixing for future starting derivatives.
(2)Includes forward starting notional with maturity relative to current quarter-end. For more information on notional by year, see Table 19.
(3)All floating rates are SOFR based and may include SOFR conversion spread.
(4)Interest rate options have an average cap strike of 6.22% and a floor of 1.86%.
In the first quarter of 2025, the Company added $500 million in forward-starting, receive-fixed interest rate swaps (floating rate loan hedges) with a receive rate of 3.7 percent, which will become active in July 2026 and mature in July 2031. The Company also added $788 million in spot-starting pay-fixed interest rate swaps (available for sale securities hedges) with an average pay rate of 3.9 percent and an average maturity in 2031 to reduce AOCI volatility in the available for sale securities portfolio. As a partial offset to the interest rate risk associated with these pay-fixed fair value hedges, the Company added $538 million in spot-starting receive-fixed interest rate swaps (floating rate loan hedges) with an average receive rate of 3.8 percent and an average maturity in 2031. Cash flow swaps (floating rate loan hedges) typically have a different day count convention than fair value swaps (available for sale securities hedges), resulting in a lower fixed rate.
Subsequent to March 31, 2025, the Company added $748 million in spot-starting pay-fixed interest rate swaps (available for sale securities hedges) with an average pay rate of 3.6 percent and an average maturity in 2032 to reduce AOCI volatility in the available for sale securities portfolio. As a partial offset to the interest rate risk associated with these pay-fixed fair value hedges, the Company added $500 million in receive-fixed interest rate swaps (floating rate loan hedges) with an average receive rate of 3.4 percent and an average maturity in 2032.
The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly and annual periods.
Table 19—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount
	Quarters Ended			Years Ended
	6/30/2025	9/30/2025	12/31/2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
	(In millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$20,940	$21,598	$21,498	$20,965	$19,745	$15,215	$10,264	$8,853	$3,887	$515	$350	$217
Receive variable/pay fixed swaps	3,098	3,098	3,098	3,047	2,813	2,509	2,151	1,163	1,033	541	350	217
Net receive fixed/pay variable swaps	$17,842	$18,500	$18,400	$17,918	$16,932	$12,706	$8,113	$7,690	$2,854	$(26)	$—	$—

Interest rate options	$2,000	$2,000	$2,000	$2,000	$2,000	$999	$1	$—	$—	$—	$—	$—
_________
(1)Active hedges, including forward-starting hedges, are included in the sensitivity levels disclosed in Table 17 to the extent that they fall within the measurement horizon.
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. Most hedging interest rate swap derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. See the “Credit Risk” section in the 2024 Annual Report on Form 10-K for more information on the management of credit risk.
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
Regions accounts for residential MSRs at fair market value with any changes to fair value being recorded within mortgage income. Regions also accounts for non-DUS agency commercial MSRs at fair market value with changes to fair value recorded within capital markets income. Regions enters into derivative transactions to economically mitigate the impact of market value fluctuations related to MSRs at fair market value. Derivative instruments entered into in the future could be materially different from the current risk profile of Regions’ current portfolio.
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
The following table summarizes the Company's available sources of liquidity as of March 31, 2025:
Table 20—Liquidity Sources

Availability as of March 31, 2025
(In billions)
Cash at the Federal Reserve Bank(1)	$11.0
Unencumbered investment securities(2)	24.1
FHLB borrowing availability	10.8
Federal Reserve Bank borrowing availability through the discount window	22.1
Total liquidity sources	$68.0
____
(1) Includes small in transit items that may not yet be reflected in the Federal Reserve Bank master account closing balance.
(2) Unencumbered investment securities comprise securities that are eligible as collateral for secured transactions through market channels or are eligible to be pledged to the FHLB, the Federal Reserve discount window, or the Standing Repo Facility.
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At March 31, 2025, Regions had approximately $11.0 billion in cash on deposit with the Federal Reserve Bank and other depository institutions, an increase from approximately $7.8 billion at December 31, 2024, driven by an increase in deposits and decline in loan balances.

The securities portfolio also serves as a primary source and storehouse of liquidity. Proceeds from maturities and principal and interest payments of securities provide a continual flow of funds available for cash needs (see Note 3 "Debt Securities" to the consolidated financial statements). Furthermore, the highly liquid nature of the available for sale securities portfolio (for example, the agency guaranteed MBS portfolio) can be readily used as a source of cash through various secured borrowing arrangements. Regions' securities portfolio consists of residential and commercial agency MBS, U.S. Treasury securities, federal agency securities, and corporate and other debt. In evaluating the liquidity within the securities portfolio, unencumbered investment securities are primarily comprised of U.S Treasury securities and residential and commercial agency MBS. Unencumbered investment securities also includes certain corporate bonds considered to be highly liquid and other securities.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of March 31, 2025, Regions had $2.0 billion in long-term FHLB borrowings and had borrowing capacity as shown in Table 20. FHLB borrowing capacity was determined based on eligible securities and loan amounts, as of March 31, 2025, that were pledged as collateral for future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions has additional borrowing availability with the Federal Reserve Bank through the discount window as shown in Table 20. Federal Reserve Bank borrowing capacity is determined based on eligible loan amounts that were pledged as collateral for future borrowing capacity. Also through the Federal Reserve Bank, Regions is an eligible Standing Repo Facility counterparty, which supplements Regions' available channels for monetizing unencumbered securities.
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time. Refer to Note 11 "Borrowed Funds" to the consolidated financial statements in the 2024 Annual Report on Form 10-K for additional information.
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
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company exceeded minimums and totaled $1.9 billion at March 31, 2025. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
INFORMATION SECURITY RISK
Refer to Part 1 Item1C. Cybersecurity in the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of Regions' risk identification and assessment, risk management and governance of information security risk.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management's judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. The provision for credit losses totaled $124 million and net charge-offs were $123 million during the first quarter of 2025. This compares to a provision for credit losses of $152 million and net charge-offs of $121 million in the first quarter of 2024. Refer to the "Allowance" section for further detail.

NON-INTEREST INCOME
Table 21—Non-Interest Income

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2025 vs. 3/31/2024
	2025	2024	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$161	$148	$13	8.8%
Card and ATM fees	117	116	1	0.9%
Investment management and trust fee income	86	81	5	6.2%
Capital markets income	80	91	(11)	(12.1)%
Mortgage income	40	41	(1)	(2.4)%
Investment services fee income	43	38	5	13.2%
Commercial credit fee income	27	27	—	—%
Bank-owned life insurance	23	23	—	—%
Market valuation adjustments on employee benefit assets	(3)	15	(18)	(120.0)%
Securities gains (losses), net	(25)	(50)	25	50.0%
Other miscellaneous income	41	33	8	24.2%
	$590	$563	$27	4.8%
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, treasury management fees and other customer transaction-related service charges. Service charges increased in the three months ended March 31, 2025 compared to the same period in 2024, driven by an increase in fees from treasury management services and overdraft fees.
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
Capital Markets Income
Capital markets income primarily relates to capital raising activities that include real estate placement, securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income decreased in the three months ended March 31, 2025 compared to the same period in 2024 driven by lower merger and acquisition fees due to economic uncertainty and declines in real estate transactions primarily driven by higher interest rates. These declines were partially offset by higher loan syndication revenue, commercial swap income, and securities underwriting fees due to favorable market conditions and the timing of when transactions were completed.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased in the three months ended March 31, 2025 compared to the same period in 2024 due to strong advisor production.

Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. The adjustments are offset in salaries and benefits and other non-interest expense.
Securities Gains (Losses), Net
Net securities gains (losses) primarily result from the Company's asset/liability and capital management processes. In both the three months ended March 31, 2025 and 2024, the Company sold debt securities and reinvested the proceeds at higher current market yields. See Table 1 "Debt Securities" for more information.
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments, fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased due to improvement in valuation adjustments on certain equity investments.
NON-INTEREST EXPENSE
Table 22—Non-Interest Expense

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2025 vs. 3/31/2024
	2025	2024	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$625	$658	$(33)	(5.0)%
Equipment and software expense	99	101	(2)	(2.0)%
Net occupancy expense	70	74	(4)	(5.4)%
Outside services	40	39	1	2.6%
Marketing	30	27	3	11.1%
Professional, legal and regulatory expenses	23	28	(5)	(17.9)%
Credit/checkcard expenses	15	14	1	7.1%
FDIC insurance assessments	20	43	(23)	(53.5)%
Visa class B shares expense	7	4	3	75.0%
Operational losses	13	42	(29)	(69.0)%
Branch consolidation, property and equipment charges	—	1	(1)	(100.0)%
Other miscellaneous expenses	97	100	(3)	(3.0)%
	$1,039	$1,131	$(92)	(8.1)%
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits decreased in the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a decline in market valuation adjustments on employee benefit assets that are offset in non-interest income and a decrease in severance costs. Full-time equivalent headcount decreased to 19,541 at March 31, 2025 from 19,641 at March 31, 2024.
Professional, Legal and Regulatory Expenses
Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses decreased in three months ended March 31, 2025 compared to the same period in 2024 due to higher accruals for legal and regulatory matters in the first quarter of 2024.
FDIC Insurance Assessments
FDIC insurance assessments decreased in the three months ended March 31, 2025 compared to the same period in 2024 primarily resulting from updates to the special assessment which was initially recorded in 2023 due to bank failures. In the first quarter of 2024, the Company increased the special assessment accrual by $18 million based upon revised loss estimates related to the failures. Contributing to the decrease was a reduction of the base assessment in the three months ended March 31, 2025 due to higher unsecured debt and lower concentration risk.
Operational Losses
Operational losses include losses related to fraud, execution, delivery and process management, and damage to physical assets. Operational losses decreased in the three months ended March 31, 2025 compared to the same period in 2024 primarily due to improvements in check fraud during the first three months of 2025 as a result of effective countermeasures.

INCOME TAXES
The Company’s income tax expense for the three months ended March 31, 2025 was $131 million compared to $96 million for the three months ended March 31, 2024, resulting in effective tax rates of 21.1% and 20.7%, respectively.
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
At March 31, 2025, the Company reported a net deferred tax asset of $572 million compared to $775 million at December 31, 2024. The change in the net deferred tax position was due primarily to the deferred tax impact of decreases in unrealized losses on securities available for sale and derivative instruments arising during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information presented in the "Market Risk" section of Part 1, Item 2 is incorporated herein by reference.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Regions maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed in the reports that Regions files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in Regions’ internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 12 "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in Regions' Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding issuer purchases of equity securities during the first quarter of 2025. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 1-31, 2025	504,607	$24.77	504,607	$1,877,435,502
February 1-28, 2025	5,243,827	$23.93	5,243,827	$1,751,886,500
March 1-31, 2025	4,682,650	$23.02	4,682,650	$1,650,151,399
Total First Quarter	10,431,084	$22.97	10,431,084	$1,650,151,399
_____
(1) Average price paid does not reflect the one percent excise tax charged on public company share repurchases.
(2) On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. On December 10, 2024, the Board authorized an extension of the common stock repurchase program through the fourth quarter of 2025.

Item 5. Other Information
Securities Trading Plans of Section 16 Officers and Directors
During the three months ended March 31, 2025, none of our officers or directors adopted or terminated a contract, instruction or written plan for the sale or purchase of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on June 5, 2020.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by registrant on May 3, 2021.

3.5	Certificate of Designations, incorporated by reference to Exhibit 3.6 on the Form 8-A filed by registrant on July 26, 2024.

3.6	By-Laws as amended and restated, incorporated by reference to Exhibit 3.2 to the Form 8-K filed by registrant on October 18, 2023.

3.7	Certificate of Elimination, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on September 17, 2024.

10.1	Regions Financial Corporation Director Compensation Program, effective April 16, 2025.

10.2	Form of Director Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2025 Long Term Incentive Plan, effective April 21, 2025.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: May 6, 2025	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)