Form 10-Q
period 2025-06-30
REGIONS FINANCIAL CORP
filed 2025-08-05
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2025
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
Non-Cumulative Perpetual Preferred Stock, Series F	RF PRF	New York Stock Exchange
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
As of August 4, 2025 there were 892,308,354 shares of the issuer's common stock, par value $.01 per share, outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2025	December 31, 2024
	(In millions, except per share data)
Assets
Cash and due from banks	$3,245	$2,893
Interest-bearing deposits in other banks	7,930	7,819
Debt securities held to maturity (estimated fair value of $5,814 and $4,226, respectively)	5,972	4,427
Debt securities available for sale (amortized cost of $27,411 and $28,183, respectively)	26,333	26,224
Loans held for sale (includes $286 and $234 measured at fair value, respectively)	594	594
Loans, net of unearned income	96,723	96,727
Allowance for loan losses	(1,612)	(1,613)
Net loans	95,111	95,114
Other earning assets	1,682	1,616
Premises, equipment and software, net	1,755	1,673
Interest receivable	574	572
Goodwill	5,733	5,733
Residential mortgage servicing rights at fair value	988	1,007
Other identifiable intangible assets, net	153	169
Other assets	9,136	9,461
Total assets	$159,206	$157,302
Liabilities and Equity
Deposits:
Non-interest-bearing	$40,209	$39,138
Interest-bearing	90,710	88,465
Total deposits	130,919	127,603
Borrowed funds:
Short-term borrowings	—	500
Long-term borrowings	5,279	5,993
Total borrowed funds	5,279	6,493
Other liabilities	4,302	5,296
Total liabilities	140,500	139,392
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,400,000 shares and 1,403,500, respectively	1,369	1,715
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—934,498,116 and 949,510,334 shares, respectively	9	9
Additional paid-in capital	11,017	11,394
Retained earnings	9,609	9,060
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(1,967)	(2,928)
Total shareholders’ equity	18,666	17,879
Noncontrolling interest	40	31
Total equity	18,706	17,910
Total liabilities and equity	$159,206	$157,302

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(In millions, except per share data)
Interest income on:
Loans, including fees	$1,377	$1,432	$2,719	$2,853
Debt securities	286	219	552	428
Loans held for sale	9	9	17	17
Other earning assets	112	102	221	188
Total interest income	1,784	1,762	3,509	3,486
Interest expense on:
Deposits	447	502	889	997
Short-term borrowings	1	13	5	14
Long-term borrowings	77	61	162	105
Total interest expense	525	576	1,056	1,116
Net interest income	1,259	1,186	2,453	2,370
Provision for credit losses	126	102	250	254
Net interest income after provision for credit losses	1,133	1,084	2,203	2,116
Non-interest income:
Service charges on deposit accounts	151	151	312	299
Card and ATM fees	125	120	242	236
Investment management and trust fee income	90	83	176	164
Capital markets income	83	68	163	159
Mortgage income	48	34	88	75
Securities gains (losses), net	(1)	(50)	(26)	(100)
Other	150	139	281	275
Total non-interest income	646	545	1,236	1,108
Non-interest expense:
Salaries and employee benefits	658	609	1,283	1,267
Equipment and software expense	104	100	203	201
Net occupancy expense	72	68	142	142
Other	239	227	484	525
Total non-interest expense	1,073	1,004	2,112	2,135
Income before income taxes	706	625	1,327	1,089
Income tax expense	143	124	274	220
Net income	$563	$501	$1,053	$869
Net income available to common shareholders	$534	$477	$999	$820
Weighted-average number of shares outstanding:
Basic	898	917	902	919
Diluted	900	918	905	920
Earnings per common share:
Basic	$0.59	$0.52	$1.11	$0.89
Diluted	0.59	0.52	1.10	0.89

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30
	2025	2024
	(In millions)
Net income	$563	$501
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred from available for sale during the period (net of ($19) and zero tax effect, respectively)	(55)	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($11) and zero tax effect, respectively)	(32)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	(23)	1
Unrealized gains (losses) on securities available for sale:
Unrealized losses on securities transferred to held to maturity during the period (net of $19 and zero tax effect, respectively	55	—
Unrealized holding gains (losses) arising during the period (net of $43 and ($24) tax effect, respectively)	127	(73)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and ($12) tax effect, respectively)	(1)	(38)
Net change in unrealized gains (losses) on securities available for sale, net of tax	183	(35)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivative instruments arising during the period (net of $36 and ($33) tax effect, respectively)	106	(97)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($15) and ($30) tax effect, respectively)	(45)	(86)
Net change in unrealized gains (losses) on derivative instruments, net of tax	151	(11)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($1) and ($2) tax effect, respectively)	(5)	(4)
Net change from defined benefit pension plans and other post employment benefits, net of tax	5	4
Other comprehensive income (loss), net of tax	316	(41)
Comprehensive income	$879	$460

	Six Months Ended June 30
	2025	2024
	(In millions)
Net income	$1,053	$869
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred from available for sale during the period (net of ($57) and zero tax effect, respectively)	(170)	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($18) and zero tax effect, respectively)	(47)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	(123)	1
Unrealized gains (losses) on securities available for sale:
Unrealized losses on securities transferred to held to maturity during the period (net of $57 and zero tax effect, respectively)	170	—
Unrealized holding gains (losses) arising during the period (net of $156 and $(105) tax effect, respectively)	472	(310)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($6) and ($25), respectively)	(20)	(75)
Net change in unrealized gains (losses) on securities available for sale, net of tax	662	(235)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivative instruments arising during the period (net of $105 and ($137) tax effect, respectively)	309	(400)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($32) and ($60) tax effect, respectively)	(95)	(173)
Net change in unrealized gains (losses) on derivative instruments, net of tax	404	(227)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($3) and($4) tax effect, respectively)	(9)	(8)
Net change from defined benefit pension plans and other post employment benefits, net of tax	9	8
Other comprehensive income (loss), net of tax	952	(453)
Comprehensive income	$2,005	$416
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2024	2	$1,659	924	$10	$11,757	$8,186	$(1,371)	$(2,812)	$17,429	$64
Cumulative effect from change in accounting guidance	—	—	—	—	—	(5)	—	—	(5)	—
Net income	—	—	—	—	—	368	—	—	368	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(412)	(412)	—
Cash dividends declared	—	—	—	—	—	(220)	—	—	(220)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	(6)	—	(102)	—	—	—	(102)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	11	—	—	—	11	—
Other	—	—	—	—	—	—	—	—	—	(30)
BALANCE AT MARCH 31, 2024	2	$1,659	918	$10	$11,666	$8,304	$(1,371)	$(3,224)	$17,044	$34

BALANCE AT APRIL 1, 2024	2	$1,659	918	$10	$11,666	$8,304	$(1,371)	$(3,224)	$17,044	$34
Net income	—	—	—	—	—	501	—	—	501	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(41)	(41)	—
Cash dividends declared	—	—	—	—	—	(220)	—	—	(220)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Impact of common stock share repurchases	—	—	(4)	—	(87)	—	—	—	(87)	—
Impact of common stock transactions under compensation plans, net	—	—	1	—	(4)	—	—	—	(4)	—
Other	—	—	—	—	—	—	—	—	—	$(1)
BALANCE AT JUNE 30, 2024	2	$1,659	915	$10	$11,575	$8,561	$(1,371)	$(3,265)	$17,169	$33

BALANCE AT JANUARY 1, 2025	2	$1,715	909	$9	$11,394	$9,060	$(1,371)	$(2,928)	$17,879	$31
Net income	—	—	—	—	—	490	—	—	490	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	636	636	—
Cash dividends declared	—	—	—	—	—	(226)	—	—	(226)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	(10)	—	(242)	—	—	—	(242)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	9	—	—	—	9	—
Other	—	—	—	—	—	—	—	9	9	6
BALANCE AT MARCH 31, 2025	2	$1,715	899	$9	$11,161	$9,299	$(1,371)	$(2,283)	$18,530	$37

BALANCE AT APRIL 1, 2025	2	$1,715	899	$9	$11,161	$9,299	$(1,371)	$(2,283)	$18,530	$37
Net income	—	—	—	—	—	563	—	—	563	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	316	316	—
Cash dividends declared	—	—	—	—	—	(224)	—	—	(224)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Redemption of Series D preferred stock	(1)	(346)	—	—	—	(4)	—	—	(350)	—
Impact of common stock share repurchases	—	—	(7)	—	(144)	—	—	—	(144)	—
Impact of common stock transactions under compensation plans, net	—	—	2	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	3
BALANCE AT JUNE 30, 2025	1	$1,369	894	$9	$11,017	$9,609	$(1,371)	$(1,967)	$18,666	$40
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2025	2024
	(In millions)
Operating activities:
Net income	$1,053	$869
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	250	254
Depreciation, amortization and accretion, net	41	89
Securities (gains) losses, net	26	100
Deferred income tax expense	17	48
Originations and purchases of loans held for sale	(2,491)	(2,813)
Proceeds from sales of loans held for sale	2,585	2,663
(Gain) loss on sale of loans, net	(23)	(25)
Net change in operating assets and liabilities:
Other earning assets	(66)	(427)
Interest receivable and other assets	611	(249)
Other liabilities	(353)	15
Other	(11)	33
Net cash from operating activities	1,639	557
Investing activities:
Proceeds from maturities of debt securities held to maturity	288	21
Proceeds from sales of debt securities available for sale	615	2,199
Proceeds from maturities of debt securities available for sale	1,558	1,480
Purchases of debt securities available for sale	(3,987)	(4,517)
Net (payments for) proceeds from bank-owned life insurance	3	7
Proceeds from sales of loans	190	26
Purchases of loans	(187)	(439)
Net change in loans	(274)	1,134
Purchases of mortgage servicing rights	(19)	(126)
Net purchases of other assets	(169)	(47)
Net cash from investing activities	(1,982)	(262)
Financing activities:
Net change in deposits	3,316	(1,172)
Net change in short-term borrowings	(500)	513
Proceeds from long-term borrowings	—	2,746
Payments on long-term borrowings	(750)	—
Cash dividends on common stock	(453)	(442)
Cash dividends on preferred stock	(50)	(49)
Payment for redemption of preferred stock	(350)	—
Repurchases of common stock	(386)	(189)
Taxes paid related to net share settlement of equity awards	(21)	(24)
Net cash from financing activities	806	1,383
Net change in cash and cash equivalents	463	1,678
Cash and cash equivalents at beginning of year	10,712	6,801
Cash and cash equivalents at end of period	$11,175	$8,479
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
A summary of Regions’ tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss, is as follows:

	June 30, 2025	December 31, 2024
	(In millions)
Tax credit investments included in other assets	$1,529	$1,471
Unfunded tax credit commitments included in other liabilities	515	590
Loans and letters of credit commitments	568	663
Funded portion of loans and letters of credit commitments	302	336

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Tax credits and other tax benefits recognized	$58	$61	$112	$116
Tax credit amortization expense included in income tax expense	48	47	95	93
In addition to the investments discussed above, Regions also syndicates affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. The affordable housing funds meet the definition of a VIE. As Regions is not the primary beneficiary and does not have a significant interest, these investments are not consolidated. At June 30, 2025 and December 31, 2024, the value of Regions’ general partnership interest in affordable housing investments was immaterial.

NOTE 3. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	June 30, 2025
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$6,416	$—	$(905)	$5,511	$—	$(147)	$5,364
Commercial agency	461	—	—	461	—	(11)	450
	$6,877	$—	$(905)	$5,972	$—	$(158)	$5,814

Debt securities available for sale:
U.S. Treasury securities	$2,166	$9	$(70)	$2,105			$2,105
Federal agency securities	491	6	(10)	487			487
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,384	79	(907)	18,556			18,556
Commercial agency	4,710	17	(191)	4,536			4,536
Commercial non-agency	92	—	(9)	83			83
Corporate and other debt securities	566	5	(7)	564			564
	$27,411	$116	$(1,194)	$26,333			$26,333

	December 31, 2024
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$4,663	$—	$(743)	$3,920	$—	$(186)	$3,734
Commercial agency	507	—	—	507	—	(15)	492
	$5,170	$—	$(743)	$4,427	$—	$(201)	$4,226

Debt securities available for sale:
U.S. Treasury securities	$2,088	$2	$(87)	$2,003			$2,003
Federal agency securities	460	1	(17)	444			444
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	20,482	20	(1,557)	18,945			18,945
Commercial agency	4,389	1	(300)	4,090			4,090
Commercial non-agency	92	—	(10)	82			82
Corporate and other debt securities	670	2	(14)	658			658
	$28,183	$26	$(1,985)	$26,224			$26,224
_________
(1)Debt securities held to maturity gross unrealized losses recognized in OCI resulted from transfers of securities available for sale.
The Company utilizes interest rate swap agreements to manage interest rate exposure on certain of the Company's fixed-rate prepayable and non-prepayable debt securities available for sale. See Note 9 for additional information.
The Company reclassified debt securities with an amortized cost, excluding items recognized in OCI, of $1.0 billion in each of the first and second quarters of 2025, for a total of $2.0 billion from available for sale to held to maturity. The Company determined it has both the positive intent and ability to hold these debt securities to maturity. The debt securities were transferred at amortized cost, in addition to the amount of any remaining unrealized holding gain or loss reported in AOCI, and represented a non-cash transaction. OCI included net pre-tax unrealized losses of $153 million and $74 million in the first and second quarter, respectively, at the date of transfer and the offsetting OCI components are being amortized into net interest income over the remaining life of the related debt securities as a yield adjustment, resulting in no impact on future net income.
Debt securities with carrying values of $22.0 billion and $20.9 billion at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$6,416	$5,364
Commercial agency	461	450
	$6,877	$5,814
Debt securities available for sale:
Due in one year or less	$441	$436
Due after one year through five years	1,895	1,851
Due after five years through ten years	815	800
Due after ten years	74	71
Mortgage-backed securities:
Residential agency	19,384	18,556
Commercial agency	4,710	4,536
Commercial non-agency	92	83
	$27,411	$26,333
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2025 and December 31, 2024. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below compares the debt securities' original amortized cost to its current estimated fair value. All debt securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	June 30, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$199	$(3)	$5,165	$(1,049)	$5,364	$(1,052)
Commercial agency	—	—	447	(11)	447	(11)
	$199	$(3)	$5,612	$(1,060)	$5,811	$(1,063)

Debt securities available for sale:
U.S Treasury securities	$517	$(19)	$1,030	$(51)	$1,547	$(70)
Federal agency securities	75	(1)	184	(9)	259	(10)
Mortgage-backed securities:
Residential agency	5,021	(102)	7,485	(805)	12,506	(907)
Commercial agency	801	(26)	2,625	(165)	3,426	(191)
Commercial non-agency	—	—	83	(9)	83	(9)
Corporate and other debt securities	5	—	256	(7)	261	(7)
	$6,419	$(148)	$11,663	$(1,046)	$18,082	$(1,194)

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$3,734	$(929)	$3,734	$(929)
Commercial agency	—	—	492	(15)	492	(15)
	$—	$—	$4,226	$(944)	$4,226	$(944)

Debt securities available for sale:
U.S. Treasury securities	$612	$(14)	$1,033	$(73)	$1,645	$(87)
Federal agency securities	155	(3)	195	(14)	350	(17)
Mortgage-backed securities:
Residential agency	8,012	(203)	9,605	(1,354)	17,617	(1,557)
Commercial agency	1,043	(35)	2,991	(265)	4,034	(300)
Commercial non-agency	—	—	82	(10)	82	(10)
Corporate and other debt securities	59	(1)	397	(13)	456	(14)
	$9,881	$(256)	$14,303	$(1,729)	$24,184	$(1,985)
The number of individual debt security positions in an unrealized loss position in the tables above decreased to 1,531 at June 30, 2025 from 1,722 at December 31, 2024. The decrease in the total amount of unrealized losses was impacted by changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. At June 30, 2025, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost bases, which may be at maturity.
Gross realized losses on sales of debt securities available for sale totaled $27 million and gross realized gains totaled $1 million resulting in a recognized net realized loss of $26 million for the six months ended June 30, 2025. These amounts were immaterial for the three months ended June 30, 2025. Gross realized losses on sales of debt securities available for sale totaled $50 million and $100 million, respectively, and gross realized gains were immaterial for both the three and six months ended June 30, 2024. The cost of debt securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, including credit-related impairment, impairment identified by management was immaterial for both the three and six months ended June 30, 2025 and 2024.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	June 30, 2025	December 31, 2024
	(In millions)
Commercial and industrial	$49,586	$49,671
Commercial real estate mortgage—owner-occupied	4,890	4,841
Commercial real estate construction—owner-occupied	275	333
Total commercial	54,751	54,845
Commercial investor real estate mortgage	6,949	6,567
Commercial investor real estate construction	2,149	2,143
Total investor real estate	9,098	8,710
Residential first mortgage	20,020	20,094
Home equity lines	3,184	3,150
Home equity loans	2,352	2,390
Consumer credit card	1,415	1,445
Other consumer (1)	5,903	6,093
Total consumer	32,874	33,172
Total loans, net of unearned income	$96,723	$96,727
______
(1) Starting in 2025, other consumer loans also includes exit portfolios, which were previously presented separately. The portfolio consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for three and six months ended June 30, 2025, and 2024.

	Three Months Ended June 30, 2025
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2025	$745	$236	$632	$1,613
Provision for loan losses	62	—	50	112
Loan losses:
Charge-offs	(70)	(2)	(61)	(133)
Recoveries	10	—	10	20
Net loan losses	(60)	(2)	(51)	(113)
Allowance for loan losses, June 30, 2025	747	234	631	1,612
Reserve for unfunded credit commitments, April 1, 2025	91	8	18	117
Provision for unfunded credit commitments	8	5	1	14
Reserve for unfunded credit commitments, June 30, 2025	99	13	19	131
Allowance for credit losses, June 30, 2025	$846	$247	$650	$1,743

	Three Months Ended June 30, 2024
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2024	$756	$211	$650	$1,617
Provision for loan losses	31	21	53	105
Loan losses:
Charge-offs	(61)	—	(62)	(123)
Recoveries	10	1	11	22
Net loan (losses) recoveries	(51)	1	(51)	(101)
Allowance for loan losses, June 30, 2024	736	233	652	1,621
Reserve for unfunded credit commitments, April 1, 2024	87	10	17	114
Provision for (benefit from) unfunded credit commitments	(2)	(2)	1	(3)
Reserve for unfunded credit commitments, June 30, 2024	85	8	18	111
Allowance for credit losses, June 30, 2024	$821	$241	$670	$1,732

	Six Months Ended June 30, 2025
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2025	$743	$240	$630	$1,613
Provision for loan losses	111	18	106	235
Loan losses:
Charge-offs	(129)	(24)	(125)	(278)
Recoveries	22	—	20	42
Net loan losses	(107)	(24)	(105)	(236)
Allowance for loan losses, June 30, 2025	747	234	631	1,612
Reserve for unfunded credit commitments, January 1, 2025	91	7	18	116
Provision for (benefit from) unfunded credit losses	8	6	1	15
Reserve for unfunded credit commitments, June 30, 2025	99	13	19	131
Allowance for credit losses, June 30, 2025	$846	$247	$650	$1,743

	Six Months Ended June 30, 2024
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2024	$722	$192	$662	$1,576
Provision for loan losses	119	44	104	267
Loan losses:
Charge-offs	(123)	(5)	(136)	(264)
Recoveries	18	2	22	42
Net loan (losses) recoveries	(105)	(3)	(114)	(222)
Allowance for loan losses, June 30, 2024	736	233	652	1,621
Reserve for unfunded credit commitments, January 1, 2024	92	13	19	124
Provision for (benefit from) unfunded credit losses	(7)	(5)	(1)	(13)
Reserve for unfunded credit commitments, June 30, 2024	85	8	18	111
Allowance for credit losses, June 30, 2024	$821	$241	$670	$1,732

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
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale and gross charge-offs, by vintage year as of June 30, 2025 and December 31, 2024. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals that are categorized as new credit decisions reflect the renewal date as the vintage date. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2024 for more information regarding Regions' credit quality indicators.

	June 30, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$4,815	$7,082	$3,662	$5,010	$2,537	$4,181	$19,665	$—	$101	$47,053
Special Mention	32	93	235	70	50	26	315	—	—	821
Substandard Accrual	43	112	271	231	32	76	556	—	—	1,321
Non-accrual	30	56	71	75	35	10	114	—	—	391
Total commercial and industrial	$4,920	$7,343	$4,239	$5,386	$2,654	$4,293	$20,650	$—	$101	$49,586

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$356	$794	$650	$751	$718	$1,138	$103	$—	$(5)	$4,505
Special Mention	2	9	18	63	36	64	2	—	—	194
Substandard Accrual	34	23	7	16	27	33	6	—	—	146
Non-accrual	1	1	1	5	16	21	—	—	—	45
Total commercial real estate mortgage—owner-occupied:	$393	$827	$676	$835	$797	$1,256	$111	$—	$(5)	$4,890

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$48	$50	$28	$32	$22	$48	$8	$—	$—	$236
Special Mention	1	18	6	8	1	—	—	—	—	34
Substandard Accrual	1	1	—	—	—	2	—	—	—	4
Non-accrual	—	—	—	—	—	1	—	—	—	1
Total commercial real estate construction—owner-occupied:	$50	$69	$34	$40	$23	$51	$8	$—	$—	$275

Total commercial	$5,363	$8,239	$4,949	$6,261	$3,474	$5,600	$20,769	$—	$96	$54,751

Commercial investor real estate mortgage:
Risk rating:
Pass	$1,503	$1,124	$381	$1,391	$474	$224	$411	$—	$(4)	$5,504
Special Mention	236	28	75	230	1	—	31	—	—	601
Substandard Accrual	142	46	—	184	99	30	60	—	—	561
Non-accrual	—	164	34	51	—	10	24	—	—	283
Total commercial investor real estate mortgage	$1,881	$1,362	$490	$1,856	$574	$264	$526	$—	$(4)	$6,949

Commercial investor real estate construction:
Risk rating:
Pass	$43	$480	$482	$216	$—	$2	$732	$—	$(12)	$1,943
Special Mention	59	13	—	126	—	—	8	—	—	206
Substandard Accrual	—	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$102	$493	$482	$342	$—	$2	$740	$—	$(12)	$2,149

Total investor real estate	$1,983	$1,855	$972	$2,198	$574	$266	$1,266	$—	$(16)	$9,098

Residential first mortgage:
FICO scores:
Above 720	$620	$1,212	$1,870	$2,643	$3,890	$6,350	$—	$—	$—	$16,585
681-720	48	99	169	212	255	477	—	—	—	1,260
620-680	20	47	83	135	144	389	—	—	—	818
Below 620	4	33	88	157	158	531	—	—	—	971
Data not available	19	27	23	15	32	95	2	—	173	386
Total residential first mortgage	$711	$1,418	$2,233	$3,162	$4,479	$7,842	$2	$—	$173	$20,020

	June 30, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing		Other (1)	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,416	$58		—	$2,474
681-720	—	—	—	—	—	—	339	11	$—	—	350
620-680	—	—	—	—	—	—	191	13		—	204
Below 620	—	—	—	—	—	—	117	9		—	126
Data not available	—	—	—	—	—	—	1	—		29	30
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,064	$91		$29	$3,184

Home equity loans:
FICO scores:
Above 720	$158	$297	$231	$282	$301	$566	$—	$—		$—	$1,835
681-720	31	45	39	43	37	66	—	—		—	261
620-680	9	21	18	22	21	57	—	—		—	148
Below 620	1	6	11	17	14	43	—	—		—	92
Data not available	—	—	—	—	—	—	—	—		16	16
Total home equity loans	$199	$369	$299	$364	$373	$732	$—	$—		$16	$2,352

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$835	$—		$—	$835
681-720	—	—	—	—	—	—	273	—		—	273
620-680	—	—	—	—	—	—	228	—		—	228
Below 620	—	—	—	—	—	—	114	—		—	114
Data not available	—	—	—	—	—	—	5	—		(40)	(35)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,455	$—		$(40)	$1,415

Other consumer(2):
FICO scores:
Above 720	$387	$750	$895	$1,224	$371	$387	$112	$—		$—	$4,126
681-720	53	136	160	245	84	73	61	—		—	812
620-680	27	74	93	170	58	50	47	—		—	519
Below 620	5	25	48	111	36	30	32	—		—	287
Data not available	76	4	4	9	6	149	—	—		(89)	159
Total other consumer	$548	$989	$1,200	$1,759	$555	$689	$252	$—		$(89)	$5,903

Total consumer loans	$1,458	$2,776	$3,732	$5,285	$5,407	$9,263	$4,773	$91		$89	$32,874

Total Loans	$8,804	$12,870	$9,653	$13,744	$9,455	$15,129	$26,808	$91		$169	$96,723

	December 31, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$8,285	$4,798	$6,295	$3,284	$1,526	$3,446	$19,165	$—	$114	$46,913
Special Mention	59	309	173	61	3	41	460	—	—	1,106
Substandard Accrual	81	179	255	79	32	84	534	—	—	1,244
Non-accrual	48	90	124	37	5	6	98	—	—	408
Total commercial and industrial	$8,473	$5,376	$6,847	$3,461	$1,566	$3,577	$20,257	$—	$114	$49,671

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$794	$695	$796	$785	$522	$808	$87	$—	$(5)	$4,482
Special Mention	5	21	57	33	9	57	2	—	—	184
Substandard Accrual	4	6	37	40	15	33	3	—	—	138
Non-accrual	2	2	5	14	4	9	1	—	—	37
Total commercial real estate mortgage—owner-occupied:	$805	$724	$895	$872	$550	$907	$93	$—	$(5)	$4,841

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$131	$54	$38	$30	$20	$37	$7	$—	$—	$317
Special Mention	—	6	1	—	—	—	—	—	—	7
Substandard Accrual	—	—	3	—	1	—	—	—	—	4
Non-accrual	—	—	—	—	1	4	—	—	—	5
Total commercial real estate construction—owner-occupied:	$131	$60	$42	$30	$22	$41	$7	$—	$—	$333
Total commercial	$9,409	$6,160	$7,784	$4,363	$2,138	$4,525	$20,357	$—	$109	$54,845

Commercial investor real estate mortgage:
Risk rating:
Pass	$1,598	$464	$1,753	$747	$322	$125	$314	$—	$(2)	$5,321
Special Mention	173	12	209	30	11	1	4	—	—	440
Substandard Accrual	76	—	131	39	28	2	107	—	—	383
Non-accrual	167	93	113	—	—	50	—	—	—	423
Total commercial investor real estate mortgage	$2,014	$569	$2,206	$816	$361	$178	$425	$—	$(2)	$6,567

Commercial investor real estate construction:
Risk rating:
Pass	$300	$380	$443	$—	$—	$2	$694	$—	$(13)	$1,806
Special Mention	—	32	218	—	—	—	76	—	—	326
Substandard Accrual	—	—	—	—	—	—	11	—	—	11
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$300	$412	$661	$—	$—	$2	$781	$—	$(13)	$2,143
Total investor real estate	$2,314	$981	$2,867	$816	$361	$180	$1,206	$—	$(15)	$8,710

Residential first mortgage:
FICO scores:
Above 720	$1,111	$1,967	$2,742	$4,055	$4,004	$2,730	$—	$—	$—	$16,609
681-720	107	185	253	289	222	305	—	—	—	1,361
620-680	56	87	141	136	99	283	—	—	—	802
Below 620	15	73	138	150	100	419	—	—	—	895
Data not available	29	31	16	41	46	90	2	—	172	427
Total residential first mortgage	$1,318	$2,343	$3,290	$4,671	$4,471	$3,827	$2	$—	$172	$20,094

	December 31, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,341	$48	$—	$2,389
681-720	—	—	—	—	—	—	339	12	—	351
620-680	—	—	—	—	—	—	176	11	—	187
Below 620	—	—	—	—	—	—	96	7	—	103
Data not available	—	—	—	—	—	—	81	5	34	120
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,033	$83	$34	$3,150

Home equity loans:
FICO scores:
Above 720	$328	$263	$308	$329	$163	$472	$—	$—	$—	$1,863
681-720	51	40	49	39	16	56	—	—	—	251
620-680	18	19	23	21	9	48	—	—	—	138
Below 620	3	7	14	13	5	37	—	—	—	79
Data not available	1	1	4	7	4	26	—	—	16	59
Total home equity loans	$401	$330	$398	$409	$197	$639	$—	$—	$16	$2,390

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$847	$—	$—	$847
681-720	—	—	—	—	—	—	270		—	270
620-680	—	—	—	—	—	—	224	—	—	224
Below 620	—	—	—	—	—	—	108	—	—	108
Data not available	—	—	—	—	—	—	18	—	(22)	(4)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,467	$—	$(22)	$1,445

Other consumer(2):
FICO scores:
Above 720	$898	$1,016	$1,337	$417	$232	$213	$117	$—	$—	$4,230
681-720	160	191	275	97	49	40	62	—	—	874
620-680	82	111	191	64	31	25	50	—	—	554
Below 620	16	47	117	43	19	17	31	—	—	290
Data not available	71	4	10	6	5	155	2	—	(108)	145
Total other consumer	$1,227	$1,369	$1,930	$627	$336	$450	$262	$—	$(108)	$6,093

Total consumer loans	$2,946	$4,042	$5,618	$5,707	$5,004	$4,916	$4,764	$83	$92	$33,172

Total Loans	$14,669	$11,183	$16,269	$10,886	$7,503	$9,621	$26,327	$83	$186	$96,727
________
(1)Other consists of amounts that are not accounted for at the loan level.
(2)Other consumer class includes overdrafts which are included in the current vintage year. Starting in 2025, other consumer loans also includes exit portfolios, which were previously presented separately. The portfolio consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.

The following tables present gross charge-offs by vintage year for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30, 2025
	Term Loans						Revolving Loans	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Commercial and industrial	$—	$16	$19	$38	$5	$2	$47	$127
Commercial real estate mortgage—owner-occupied	—	—	—	—	1	1	—	2
Total commercial	—	16	19	38	6	3	47	129
Commercial investor real estate mortgage	—	8	12	—	—	4	—	24
Total investor real estate	—	8	12	—	—	4	—	24
Residential first mortgage	—	—	—	1	—	—	—	1
Home equity lines	—	—	—	—	—	—	1	1
Consumer credit card	—	—	—	—	—	—	34	34
Other consumer(1)	14	15	14	23	9	9	5	89
Total consumer	14	15	14	24	9	9	40	125
Total gross charge-offs	$14	$39	$45	$62	$15	$16	$87	$278

	Six Months Ended June 30, 2024
	Term Loans						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial	$5	$33	$36	$8	$4	$8	$28	$122
Commercial real estate mortgage—owner-occupied	—	—	—	1	—	—	—	1
Total commercial	5	33	36	9	4	8	28	123
Commercial investor real estate mortgage	—	—	—	5	—	—	—	5
Total investor real estate	—	—	—	5	—	—	—	5
Residential first mortgage	—	—	—	—	—	1	—	1
Home equity lines	—	—	—	—	—	—	2	2
Consumer credit card	—	—	—	—	—	—	31	31
Other consumer(1)	17	23	34	11	5	8	4	102
Total consumer	17	23	34	11	5	9	37	136
Total gross charge-offs	$22	$56	$70	$25	$9	$17	$65	$264
______
(1)Other consumer class includes overdraft gross charge-offs. The majority of overdraft gross charge-offs for the six months ended June 30, 2025 and 2024 are included in the current vintage year. Starting in 2025, other consumer loans also includes exit portfolios, which were previously presented separately. The portfolio consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of June 30, 2025 and December 31, 2024. Loans on non-accrual status with no related allowance totaled $107 million and $119 million and were comprised of commercial and investor real estate loans at June 30, 2025 and December 31, 2024, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	June 30, 2025
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$39	$28	$19	$86	$49,195	$391	$49,586
Commercial real estate mortgage—owner-occupied	8	—	1	9	4,845	45	4,890
Commercial real estate construction—owner-occupied	—	—	—	—	274	1	275
Total commercial	47	28	20	95	54,314	437	54,751
Commercial investor real estate mortgage	—	—	—	—	6,666	283	6,949
Commercial investor real estate construction	1	—	—	1	2,149	—	2,149
Total investor real estate	1	—	—	1	8,815	283	9,098
Residential first mortgage	107	64	133	304	19,996	24	20,020
Home equity lines	18	7	12	37	3,158	26	3,184
Home equity loans	8	3	7	18	2,346	6	2,352
Consumer credit card	12	8	20	40	1,415	—	1,415
Other consumer(1)	41	25	23	89	5,903	—	5,903
Total consumer	186	107	195	488	32,818	56	32,874
	$234	$135	$215	$584	$95,947	$776	$96,723

	December 31, 2024
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$51	$18	$7	$76	$49,263	$408	$49,671
Commercial real estate mortgage—owner-occupied	4	1	1	6	4,804	37	4,841
Commercial real estate construction—owner-occupied	—	—	—	—	328	5	333
Total commercial	55	19	8	82	54,395	450	54,845
Commercial investor real estate mortgage	—	—	—	—	6,144	423	6,567
Commercial investor real estate construction	—	—	—	—	2,143	—	2,143
Total investor real estate	—	—	—	—	8,287	423	8,710
Residential first mortgage	139	78	143	360	20,071	23	20,094
Home equity lines	15	9	16	40	3,124	26	3,150
Home equity loans	11	6	7	24	2,384	6	2,390
Consumer credit card	11	9	20	40	1,445	—	1,445
Other consumer(1)	51	26	27	104	6,093	—	6,093
Total consumer	227	128	213	568	33,117	55	33,172
	$282	$147	$221	$650	$95,799	$928	$96,727
_____
(1) Starting in 2025, other consumer loans also includes exit portfolios, which were previously presented separately. The portfolio consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.

At both June 30, 2025 and December 31, 2024, the Company had collateral-dependent commercial loans of $264 million. At June 30, 2025 and December 31, 2024, the Company had collateral-dependent investor real estate loans of $215 million and $323 million, respectively. The collateral for commercial and investor real estate loans generally consists of all business assets including real estate, receivables and equipment. At June 30, 2025 and December 31, 2024, the Company had collateral-dependent residential mortgage and home equity loans and lines totaling $123 million and $115 million, respectively. The collateral for these loans are secured by residential real estate. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional details for the criteria of collateral-dependent loans.
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
For each portfolio segment and class, the following tables present the end of period balances of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification in the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$35	0.07%	$10	0.02%	$—	—%	$45	0.09%
Commercial real estate mortgage—owner-occupied	2	0.03%	—	—%	—	—%	2	0.03%
Total commercial	37	0.07%	10	0.02%	—	—%	47	0.09%
Commercial investor real estate mortgage	109	1.56%	—	—%	—	—%	109	1.56%
Total investor real estate	109	1.19%	—	—%	—	—%	109	1.19%
Residential first mortgage	60	0.30%	2	0.01%	3	0.02%	65	0.33%
Home equity lines	—	0.01%	—	—%	1	0.04%	1	0.05%
Home equity loans	1	0.06%	—	—%	2	0.06%	3	0.12%
Total consumer	61	0.19%	2	0.01%	6	0.02%	69	0.21%
Total	$207	0.21%	$12	0.01%	$6	0.01%	$225	0.23%

	Three Months Ended June 30, 2024
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$23	0.05%	$—	—%	$—	—%	$23	0.05%
Commercial real estate mortgage—owner-occupied	3	0.05%	—	—%	—	—%	3	0.05%
Total commercial	26	0.05%	—	—%	—	—%	26	0.05%
Residential first mortgage	43	0.21%	1	—%	1	—%	45	0.22%
Home equity lines	—	—%	—	—%	1	0.05%	1	0.06%
Home equity loans	1	0.05%	—	—%	2	0.08%	3	0.13%
Total consumer	44	0.13%	1	—%	4	0.01%	49	0.15%
Total	$70	0.07%	$1	—%	$4	—%	$75	0.08%

	Six Months Ended June 30, 2025
	Term Extension		Interest Rate Reduction		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$85	0.17%	$4	0.01%	$10	0.02%	$—	—%	$99	0.20%
Commercial real estate mortgage—owner-occupied	2	0.04%	—	—%	—	—%	—	—%	2	0.04%
Total commercial	87	0.16%	4	0.01%	10	0.02%	—	—%	101	0.18%
Commercial investor real estate mortgage	133	1.92%	—	—%	—	—%	—	—%	133	1.92%
Total investor real estate	133	1.46%	—	—%	—	—%	—	—%	133	1.46%
Residential first mortgage	117	0.58%	—	—%	3	0.02%	9	0.04%	129	0.64%
Home equity lines	1	0.02%	—	—%	—	—%	3	0.10%	4	0.12%
Home equity loans	2	0.09%	—	—%	—	—%	3	0.12%	5	0.21%
Total consumer	120	0.36%	—	—%	3	0.01%	15	0.05%	138	0.42%
Total	$340	0.35%	$4	—%	$13	0.01%	$15	0.02%	$372	0.38%

	Six Months Ended June 30, 2024
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$35	0.07%	$—	—%	$1	—%	$36	0.07%
Commercial real estate mortgage—owner-occupied	3	0.06%	—	—%	—	—%	3	0.06%
Total commercial	38	0.07%	—	—%	1	—%	39	0.07%
Commercial investor real estate mortgage	100	1.53%	—	—%	—	—%	100	1.53%
Total investor real estate	100	1.14%	—	—%	—	—%	100	1.14%
Residential first mortgage	80	0.40%	1	0.01%	2	0.01%	83	0.41%
Home equity lines	1	0.01%	—	—%	2	0.07%	3	0.08%
Home equity loans	2	0.08%	—	—%	4	0.16%	6	0.24%
Total consumer	83	0.25%	1	—%	8	0.02%	92	0.28%
Total	$221	0.23%	$1	—%	$9	0.01%	$231	0.24%
____
(1) Amounts calculated based upon whole dollar values.
The end of period balance of unfunded commitments related to modifications to troubled borrowers was $80 million and $71 million at June 30, 2025 and December 31, 2024, respectively.

The following tables present the financial impact of modifications to troubled borrowers during the three and six months ended June 30, 2025 and 2024 by class of financing receivable and the type of modification. The tables include new modifications to troubled borrowers, as well as renewals of existing modifications to troubled borrowers.

	Three Months Ended June 30, 2025
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	1.17	0.25	—	—
Commercial real estate mortgage—owner-occupied	1.58	—	—	—
Commercial investor real estate mortgage	0.67	—	—	—
Residential first mortgage	7	0.67	6	1%
Home equity lines	—	—	29	1%
Home equity loans	12	—	21	3%

	Three Months Ended June 30, 2024
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	0.92	—	—	—
Commercial real estate mortgage—owner-occupied	0.67	—	—	—
Residential first mortgage	7	0.5	1	less than 1%
Home equity lines	—	—	21	2%
Home equity loans	7	—	25	3%

	Six Months Ended June 30, 2025
	Interest Rate Reduction	Term Extension	Payment Deferral	Term Extension and Interest Rate Reduction
	Weighted-Average Reduction in Interest Rate	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	less than 1%	0.75	0.25	—	—
Commercial real estate mortgage—owner-occupied	—	2.25	—	—	—
Commercial investor real estate mortgage	—	0.67	—	—	—
Residential first mortgage	—	7	0.67	4	1%
Home equity lines	—	30	—	26	1%
Home equity loans	—	12	—	21	3%

	Six Months Ended June 30, 2024
	Term Extension	Payment Deferral	Term Extension and Interest Rate Reduction
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	1.58	—	—	—
Commercial real estate mortgage—owner-occupied	0.67	—	—	—
Commercial investor real estate mortgage	0.58	—	—	—
Residential first mortgage	7	0.5	6	less than 1%
Home equity lines	—	—	21	2%
Home equity loans	9	—	25	2%

The following tables include the end of period balances of aging and non-accrual performance for modifications to troubled borrowers modified in the previous twelve-month period by portfolio segment and class as of June 30, 2025 and June 30, 2024.

	June 30, 2025
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$79	$—	$—	$45	$124
Commercial real estate mortgage—owner-occupied	2	—	—	1	3
Total commercial	81	—	—	46	127
Commercial investor real estate mortgage	111	—	—	89	200
Total investor real estate	111	—	—	89	200
Residential first mortgage	155	32	11	6	204
Home equity lines	9	1	—	1	11
Home equity loans	8	—	—	3	11
Total consumer	172	33	11	10	226
	$364	$33	$11	$145	$553

	June 30, 2024
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$149	$—	$—	$74	$223
Commercial real estate mortgage—owner-occupied	2	—	—	1	3
Total commercial	151	—	—	75	226
Commercial investor real estate mortgage	130	—	—	136	266
Total investor real estate	130	—	—	136	266
Residential first mortgage	99	16	10	4	129
Home equity lines	4	—	—	—	4
Home equity loans	8	1	—	1	10
Total consumer	111	17	10	5	143
	$392	$17	$10	$216	$635

For modifications to troubled borrowers, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified as non-accrual status during the reporting period. Loans defaulted during the three and six month periods ended June 30, 2025 that were restructured as modifications to troubled borrowers during the previous twelve months had period-end balances of $23 million and $48 million, respectively. Loans defaulted during the three and six month periods ended June 30, 2024 that were restructured as modifications to troubled borrowers during the previous twelve months had period-end balances of $56 million and $135 million, respectively.

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Carrying value, beginning of period	$979	$1,026	$1,007	$906
Additions	7	7	12	12
Purchases (1)	14	5	19	130
Increase (decrease) in fair value(2):
Due to change in valuation inputs or assumptions	16	13	6	32
Economic amortization associated with borrower repayments (3)	(28)	(31)	(56)	(60)
Carrying value, end of period	$988	$1,020	$988	$1,020
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	June 30
	2025	2024
	(Dollars in millions)
Unpaid principal balance	$66,249	$69,055
Weighted-average CPR (%)	7.4%	8.2%
Estimated impact on fair value of a 10% increase	$(36)	$(47)
Estimated impact on fair value of a 20% increase	$(69)	$(90)
Option-adjusted spread (basis points)	496	486
Estimated impact on fair value of a 10% increase	$(22)	$(22)
Estimated impact on fair value of a 20% increase	$(45)	$(44)
Weighted-average coupon interest rate	3.9%	3.8%
Weighted-average remaining maturity (months)	293	300
Weighted-average servicing fee (basis points)	27.5	27.2
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $47 million and $46 million for the three months ended June 30, 2025 and 2024, respectively and $94 million and $90 million for the six months ended June 30, 2025 and 2024, respectively.
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
Commercial mortgage banking through non-DUS agency programs
The fair value of commercial MSRs through non-DUS agency programs is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in this servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of these commercial MSRs. Commercial mortgages commonly have protection against prepayments in the forms of lockout periods and prepayment penalty features, which reduce the likelihood of prepayment. The Company compares fair value estimates and assumptions to observable market data where available, and also considers recent market activity and actual portfolio experience. Regions assumes a loss share guarantee associated with loans sold to Fannie Mae. See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional information. Also see Note 12 for additional information related to the guarantee.
The table below presents an analysis of commercial MSRs through the agency programs under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Carrying value, beginning of period	$94	$88	$97	$81
Additions	2	5	4	11
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	1	2	—	6
Economic amortization associated with borrower repayments (2)	(4)	(5)	(8)	(8)
Carrying value, end of period	$93	$90	$93	$90
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to commercial MSRs through non-DUS agency programs (excluding related derivative instruments) are as follows:

	June 30
	2025	2024
	(Dollars in millions)
Unpaid principal balance	$7,578	$6,643
Weighted-average CPR (%)	7.2%	7.4%
Estimated impact on fair value of a 10% increase	$(2)	$(1)
Estimated impact on fair value of a 20% increase	$(3)	$(3)
Weighted-average discount rate (%)	8.2%	7.1%
Estimated impact on fair value of a 10% increase	$(3)	$(2)
Estimated impact on fair value of a 20% increase	$(5)	$(4)
Weighted-average coupon interest rate	4.8%	4.6%
Weighted-average remaining maturity (months)	148	158
Weighted-average servicing fee (basis points)	25.3	28.2
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of commercial mortgage loans through the agency programs totaled $7 million and $5 million for the three months ended June 30, 2025 and 2024 and $13 million and $12 million for the six months ended June 30, 2025 and 2024, respectively.

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
The table below presents an analysis of commercial DUS MSRs under the amortization measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Carrying value, beginning of period	$91	$85	$90	$87
Additions	5	4	10	6
Economic amortization associated with borrower repayments (1)	(5)	(4)	(9)	(8)
Carrying value, end of period	$91	$85	$91	$85
________
(1)Economic amortization associated with borrower repayments includes both total loan payoffs as well as partial paydowns.
Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS MSRs was approximately $113 million at June 30, 2025 and $117 million at December 31, 2024.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $6 million and $8 million for three months ended June 30, 2025 and 2024, respectively and $13 million and $13 million for the six months ended June 30, 2025 and 2024, respectively.
NOTE 6. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										June 30, 2025	December 31, 2024
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series C	4/30/2019	5/15/2029	5.700%	(2)	$500	1,000	25	1/40th	500,000	$490	$490
Series D(3)	6/5/2020	6/15/2025	5.750%		—	100,000	1,000	1/100th	—	—	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
Series F	7/29/2024	9/15/2029	6.950%	(4)	500	1,000	25	1/40th	500,000	489	489
					$1,400				1,400,000	$1,369	$1,715
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
(3)Prior to the shares' full redemption on June 16, 2025, dividends were paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2025, 5.750%, and (ii) for each period beginning on or after September 15, 2025, the five-year Treasury rate as of the most recent reset dividend determination date plus 5.426%.
(4)Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2024, 6.950% and (ii) for each period beginning on or after September 15, 2029, the five-year Treasury rate as of the most recent reset dividend determination date plus 2.771%.

All series of preferred stock have no stated maturity and redemption is solely at Regions' option, subject to regulatory approval, in whole, or in part, after the earliest redemption date or in whole, but not in part, at any time following a regulatory capital treatment event for the Series C, Series E, and Series F preferred stock.
The Board declared a total of $50 million and $49 million in cash dividends on preferred stock in the six months ended June 30, 2025 and 2024, respectively.
During the second quarter of 2025, the Company redeemed all 3,500 outstanding shares of Series D non-cumulative perpetual preferred stock and the corresponding depositary fractional shares at par for $350 million. Upon redemption, net income available to common shareholders was reduced by $4 million related to issuance costs.

In the event Series C, Series E, or Series F preferred shares are redeemed in full at their respective liquidation amounts, $10 million, $10 million, or $11 million in excess of the redemption amount over the carrying amount will be recognized, respectively. These excess amounts represent issuance costs that were recorded as reductions to preferred stock, including related surplus, and will be recorded as reductions to net income available to common shareholders.
COMMON STOCK
The Company's results of the 2024 stress test from the Federal Reserve reflect that the Company exceeded all minimum capital levels and the Company's SCB was floored at 2.5 percent from the fourth quarter of 2024 through the third quarter of 2025. As a Category IV bank, Regions was not required to participate in the 2025 stress test. However, the Company did receive results from the Federal Reserve during the second quarter of 2025 and from the fourth quarter of 2025 through the third quarter of 2026, the Company's SCB is expected to remain at 2.5 percent.
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024 and was subsequently extended on December 10, 2024 permitting repurchases through the fourth quarter of 2025. As of June 30, 2025, Regions had repurchased approximately 51 million shares of common stock at a total cost of $1.0 billion under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Regions declared $0.25 per share in cash dividends for both the first and second quarters of 2025, totaling $0.50 per common share for the first six months of 2025 as compared to $0.24 per common share for the same quarterly periods of 2024 totaling $0.48 per common share for the first six months of 2024.
On July 16, 2025, the Board declared a $0.015 increase to the quarterly common stock dividend to $0.265 which will be payable on October 1, 2025, to shareholders of record at close of business on September 2, 2025.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,053)	$770	$(2,283)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(875)	$219	$(656)
Unrealized gains (losses) on securities transferred from available for sale during the period	(74)	19	(55)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	43	(11)	32
Change in AOCI from securities held to maturity activity in the period	(31)	8	(23)
Ending balance	$(906)	$227	$(679)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(1,322)	$333	$(989)
Unrealized (gains) losses on securities transferred to held to maturity during the period	74	(19)	55
Unrealized gains (losses) arising during the period	170	(43)	127
Reclassification adjustments for securities (gains) losses realized in net income (3)	1	—	1
Change in AOCI from securities available for sale activity in the period	245	(62)	183
Ending balance	$(1,077)	$271	$(806)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(323)	$82	$(241)
Unrealized gains (losses) on derivative instruments arising during the period	142	(36)	106
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	60	(15)	45
Change in AOCI from derivative activity in the period	202	(51)	151
Ending balance	$(121)	$31	$(90)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(542)	$136	$(406)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	6	(1)	5
Ending balance	$(536)	$135	$(401)

Total other comprehensive income	422	(106)	316
Total accumulated other comprehensive income (loss), end of period	$(2,631)	$664	$(1,967)

	Three Months Ended June 30, 2024
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,325)	$1,101	$(3,224)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(9)	$1	$(8)
Reclassification adjustments for amortization on unrealized losses (2)	1	—	1
Ending balance	$(8)	$1	$(7)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,027)	$771	$(2,256)
Unrealized gains (losses) arising during the period	(97)	24	(73)
Reclassification adjustments for securities (gains) losses realized in net income (3)	50	(12)	38
Change in AOCI from securities available for sale activity in the period	(47)	12	(35)
Ending balance	$(3,074)	$783	$(2,291)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(689)	$176	$(513)
Unrealized gains (losses) on derivative instruments arising during the period	(130)	33	(97)
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	116	(30)	86
Change in AOCI from derivative activity in the period	(14)	3	(11)
Ending balance	$(703)	$179	$(524)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(600)	$153	$(447)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	6	(2)	4
Ending balance	$(594)	$151	$(443)

Total other comprehensive income (loss)	(54)	13	(41)
Total accumulated other comprehensive income (loss), end of period	$(4,379)	$1,114	$(3,265)

	Six Months Ended June 30, 2025
	Pre-tax AOCI Activity	Tax Effect and Other (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,912)	$984	$(2,928)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(744)	$188	$(556)
Unrealized gains (losses) on securities transferred from available for sale during the period	(227)	57	(170)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	65	(18)	47
Change in AOCI from securities held to maturity activity in the period	(162)	39	(123)
Ending balance	$(906)	$227	$(679)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(1,958)	$490	$(1,468)
Unrealized (gains) losses on securities transferred to held to maturity during the period	227	(57)	170
Unrealized gains (losses) arising during the period	628	(156)	472
Reclassification adjustments for securities (gains) losses realized in net income (3)	26	(6)	20
Change in AOCI from securities available for sale activity in the period	881	(219)	662
Ending balance	$(1,077)	$271	$(806)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(662)	$168	$(494)
Unrealized gains (losses) on derivative instruments arising during the period	414	(105)	309
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	127	(32)	95
Change in AOCI from derivative activity in the period	541	(137)	404
Ending balance	$(121)	$31	$(90)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(548)	$138	$(410)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	12	(3)	9
Ending balance	$(536)	$135	$(401)

Total other comprehensive income (loss)	1,272	(320)	952
Other	9	—	9
Total accumulated other comprehensive income (loss), end of period	$(2,631)	$664	$(1,967)

	Six Months Ended June 30, 2024
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,773)	$961	$(2,812)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(9)	$1	$(8)
Reclassification adjustments for amortization on unrealized losses (2)	1	—	1
Ending balance	$(8)	$1	$(7)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(2,759)	$703	$(2,056)
Unrealized gains (losses) arising during the period	(415)	105	(310)
Reclassification adjustments for securities (gains) losses realized in net income (3)	100	(25)	75
Change in AOCI from securities available for sale activity in the period	(315)	80	(235)
Ending balance	$(3,074)	$783	$(2,291)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(399)	$102	$(297)
Unrealized gains (losses) on derivative instruments arising during the period	(537)	137	(400)
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	233	(60)	173
Change in AOCI from derivative activity in the period	(304)	77	(227)
Ending balance	$(703)	$179	$(524)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(606)	$155	$(451)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	12	(4)	8
Ending balance	$(594)	$151	$(443)

Total other comprehensive income (loss)	(606)	153	(453)
Total accumulated other comprehensive income (loss), end of period	$(4,379)	$1,114	$(3,265)
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
NOTE 7. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(In millions, except per share data)
Numerator:
Net income	$563	$501	$1,053	$869
Preferred stock dividends and other (1)	(29)	(24)	(54)	(49)
Net income available to common shareholders	$534	$477	$999	$820
Denominator:
Weighted-average common shares outstanding—basic	$898	$917	$902	$919
Potential common shares	2	1	3	1
Weighted-average common shares outstanding—diluted	$900	$918	$905	$920
Earnings per common share:
Basic	$0.59	$0.52	$1.11	$0.89
Diluted	$0.59	$0.52	$1.10	$0.89
______
(1) Preferred stock dividends and other for the three and six months ended June 30, 2025 included $4 million of issuance costs associated with the redemption of Series D preferred shares in the second quarter of 2025. See Note 6 for additional information.
The effects from the assumed exercise of restricted stock units and performance stock units totaling 5 million and 4 million for the three and six months ended June 30, 2025, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

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
Net periodic pension cost included the following components:

	Three Months Ended June 30
	Qualified Plans		Non-qualified Plans		Total
	2025	2024	2025	2024	2025	2024
	(In millions)
Service cost	$5	$4	$—	$1	$5	$5
Interest cost	20	21	1	1	21	22
Expected return on plan assets	(31)	(31)	—	—	(31)	(31)
Amortization of actuarial loss	6	6	—	—	6	6
Net periodic pension cost	$—	$—	$1	$2	$1	$2

	Six Months Ended June 30
	Qualified Plans		Non-qualified Plans		Total
	2025	2024	2025	2024	2025	2024
	(In millions)
Service cost	$10	$10	$—	$1	$10	$11
Interest cost	40	41	2	2	42	43
Expected return on plan assets	(62)	(62)	—	—	(62)	(62)
Amortization of actuarial loss	11	11	1	1	12	12
Net periodic pension (benefit) cost	$(1)	$—	$3	$4	$2	$4
The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions to qualified plans during the first six months of 2025.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the six months ended June 30, 2025 or 2024.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments:

	June 30, 2025			December 31, 2024
	Notional Amount(1)	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$6,337	$3	$91	$5,484	$26	$95
Derivatives in cash flow hedging relationships:
Interest rate swaps	35,198	96	261	36,660	—	718
Interest rate options	2,000	7	3	2,000	4	6
Total derivatives in cash flow hedging relationships	37,198	103	264	38,660	4	724
Total derivatives designated as hedging instruments	$43,535	$106	$355	$44,144	$30	$819
Derivatives not designated as hedging instruments:
Interest rate swaps	$92,942	$1,150	$1,112	$94,803	$1,608	$1,598
Interest rate options	11,624	24	12	11,005	31	24
Interest rate futures and forward commitments	1,552	10	3	1,247	8	4
Other contracts	14,103	206	200	12,539	139	106
Total derivatives not designated as hedging instruments	$120,221	$1,390	$1,327	$119,594	$1,786	$1,732
Total derivatives	$163,756	$1,496	$1,682	$163,738	$1,816	$2,551

Total gross derivative instruments, before netting		$1,496	$1,682		$1,816	$2,551
Less: Netting adjustments (2)		1,270	1,096		1,703	1,615
Total gross derivative instruments, after netting		$226	$586		$113	$936
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. Includes accrued interest as applicable. The table reflects net notional presentation and gross asset and liability presentation to capture the economic impact of the trades.
(2)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements, and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral. Cash collateral, all of which is included as a netting adjustment, totaled $75 million and $106 million for derivative assets at June 30, 2025 and December 31, 2024, respectively. Cash collateral totaled $105 million and $87 million for derivative liabilities at June 30, 2025 and December 31, 2024, respectively.
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
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay SOFR interest rate swaps and interest rate options. As of June 30, 2025, Regions was hedging its exposure to the variability in future cash flows into 2034.
As of June 30, 2025, cash flow hedges were held at a pre-tax net loss of $121 million, which includes pre-tax net gains of $20 million related to terminated cash flow floors and swaps. Regions expects to reclassify into earnings approximately $155 million in pre-tax losses due to the net receipt/ payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $11 million in pre-tax net gains related to the amortization of terminated cash flow floors and swaps.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	Three Months Ended June 30, 2025
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$286	$1,377	$(77)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$5	$—	$(7)
Recognized on derivatives	(33)	—	9
Recognized on hedged items	33	—	(9)
Income (expense) recognized on fair value hedges	$5	$—	$(7)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income, pre-tax	$—	$(60)	$—
Income (expense) recognized on cash flow hedges	$—	$(60)	$—

	Three Months Ended June 30, 2024
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings	Deposits
	(In millions)
Total income (expense) presented in the consolidated statements of income	$219	$1,432	$(61)	$(502)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$2	$—	$(17)	$—
Recognized on derivatives	—	—	10	—
Recognized on hedged items	—	—	(10)	—
Income (expense) recognized on fair value hedges	$2	$—	$(17)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income, pre-tax	$—	$(116)	$—	$—
Income (expense) recognized on cash flow hedges	$—	$(116)	$—	$—

	Six Months Ended June 30, 2025
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$552	$2,719	$(162)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$8	$—	$(21)
Recognized on derivatives	(79)	—	34
Recognized on hedged items	79	—	(34)
Income (expense) recognized on fair value hedges	$8	$—	$(21)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income, pre-tax	$—	$(127)	$—
Income (expense) recognized on cash flow hedges	$—	$(127)	$—

	Six Months Ended June 30, 2024
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings	Deposits
	(In millions)
Total income (expense) presented in the consolidated statements of income	$428	$2,853	$(105)	$(997)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$5	$—	$(34)	$—
Recognized on derivatives	6	—	6	(1)
Recognized on hedged items	(7)	—	(6)	1
Income (expense) recognized on fair value hedges	$4	$—	$(34)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income, pre-tax	$—	$(233)	$—	$—
Income (expense) recognized on cash flow hedges	$—	$(233)	$—	$—
_____
(1)See Note 6 for gain or (loss) recognized for cash flow hedges in AOCI.
The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	June 30, 2025		December 31, 2024
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale (1)	$6,716	$35	$3,304	$(22)
Long-term borrowings	(2,342)	57	(3,058)	91
_____
(1) Carrying amount represents amortized cost basis.
At June 30, 2025 and December 31, 2024, the Company designated interest rate swaps as fair value hedges of debt securities available for sale under which the Company designated $1.8 billion and $750 million, respectively, as the hedged amount from a closed portfolio of prepayable financial assets with a carrying amount of $4.5 billion and $1.8 billion, respectively. At June 30, 2025, approximately $10 million of the hedge accounting basis adjustments related to active portfolio layer method hedges. During 2025 the Company terminated fair value hedges related to available for sale debt securities. The terminated hedges had a remaining basis adjustment of $23 million.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The Company holds a portfolio of derivative instruments not designated as accounting hedges, therefore these derivatives are marked-to-market through earnings (in capital markets income or mortgage income as appropriate) and included in other assets and other liabilities, as appropriate. Refer to Note 20 "Derivative Financial Instruments and Hedging Activities" in the Annual Report on Form 10-K for the year ended December 31, 2024 for more information regarding these derivative instruments.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2025	2024	2025	2024
	(In millions)
Capital markets income:
Interest rate swaps	$5	$6	$11	$15
Interest rate options	13	14	21	23
Interest rate futures and forward commitments	5	6	8	14
Other contracts	(19)	(1)	(21)	5
Total capital markets income	4	25	19	57
Mortgage income:
Interest rate swaps	(4)	(8)	12	(23)
Interest rate options	(1)	(2)	—	(1)
Interest rate futures and forward commitments	1	(2)	—	8
Total mortgage income	(4)	(12)	12	(16)
	$—	$13	$31	$41
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
Regions’ maximum potential amount of future payments under these contracts as of June 30, 2025 was approximately $534 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2025 and 2024 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2025 and December 31, 2024, were $47 million and $47 million, respectively, for which Regions had posted collateral of $43 million and $34 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$2,105	$—	$—	$2,105	$2,003	$—	$—	$2,003
Federal agency securities	—	487	—	487	—	444	—	444
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities:
Residential agency	—	18,556	—	18,556	—	18,945	—	18,945
Commercial agency	—	4,536	—	4,536	—	4,090	—	4,090
Commercial non-agency	—	83	—	83	—	82	—	82
Corporate and other debt securities	—	561	3	564	—	655	3	658
Total debt securities available for sale	$2,105	$24,225	$3	$26,333	$2,003	$24,218	$3	$26,224
Loans held for sale	$—	$286	$—	$286	$—	$234	$—	$234
Marketable equity securities in other earning assets	$913	$—	$—	$913	$819	$—	$—	$819
Residential mortgage servicing rights	$—	$—	$988	$988	$—	$—	$1,007	$1,007
Commercial mortgage servicing rights through non-DUS agency programs	$—	$—	$93	$93	$—	$—	$97	$97
Derivative assets (2):
Interest rate swaps	$—	$1,249	$—	$1,249	$—	$1,634	$—	$1,634
Interest rate options	—	22	9	31	—	30	5	35
Interest rate futures and forward commitments	—	10	—	10	—	8	—	8
Other contracts	4	202	—	206	13	126	—	139
Total derivative assets	$4	$1,483	$9	$1,496	$13	$1,798	$5	$1,816
Derivative liabilities (2):
Interest rate swaps	$—	$1,464	$—	$1,464	$—	$2,411	$—	$2,411
Interest rate options	—	15	—	15	—	30	—	30
Interest rate futures and forward commitments	—	3	—	3	—	4	—	4
Other contracts	4	196	—	200	3	103		106
Total derivative liabilities	$4	$1,678	$—	$1,682	$3	$2,548	$—	$2,551
Securities sold, but not yet purchased	$91	$—	$—	$91	$147	$—	$—	$147
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
Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. See Note 5 for a reconciliation of beginning and ending balances of these MSRs for three and six months ended June 30, 2025 and 2024.
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
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2025 and December 31, 2024. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at June 30, 2025 and December 31, 2024 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	June 30, 2025
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$988	Discounted cash flow	Weighted-average CPR (%)	3.9% - 16.8% (7.4%)
			OAS (%)	4.7% - 8.0% (5.0%)
Commercial mortgage servicing rights through non-DUS agency programs (1)	$93	Discounted cash flow	Weighted-average CPR (%)	6.3% - 7.5% (7.2%)
			Discount rate (%)	8.0% - 10.0% (8.2%)
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
FAIR VALUE OPTION
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale. At June 30, 2025, the aggregate fair value of these loans totaled $261 million compared to aggregate unpaid principal of $254 million. At December 31, 2024, the aggregate fair value of these loans totaled $222 million compared to aggregate unpaid principal of $219 million.
Interest income on residential first mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. Net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three and six months ended June 30, 2025 and 2024, were immaterial. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both June 30, 2025 and December 31, 2024.
FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE
For financial instruments not recorded at fair value, estimates of fair value are based on relevant market data and information about the instruments. The following tables present the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments not recorded at fair value as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$11,175	$11,175	$11,175	$—	$—
Debt securities held to maturity	5,972	5,814	—	5,814	—
Loans held for sale	309	309	—	271	38
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	93,513	90,813	—	—	90,813
Other earning assets	769	769	—	769	—
Financial liabilities:
Deposits with no stated maturity(4)	115,625	115,625	—	115,625	—
Time deposits(4)	15,294	15,265	—	15,265	—
Long-term borrowings	5,279	5,373	—	5,372	1
Loan commitments and letters of credit	164	164	—	—	164
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at June 30, 2025 was $2.7 billion or 2.9 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.6 billion at June 30, 2025.
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

The following tables present financial information, including non-interest income disaggregated by major product category, for each reportable segment:

	Three Months Ended June 30, 2025
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$474	$742	$43	$—	$1,259
Provision for (benefit from) credit losses	88	68	2	(32)	126
Non-interest income:
Service charges on deposit accounts	60	90	1	—	151
Card and ATM fees	11	114	—	—	125
Investment management and trust fee income	—	—	90	—	90
Capital markets income	83	—	—	—	83
Mortgage income	—	48	—	—	48
Investment services fee income	—	—	43	—	43
Commercial credit fee income	29	—	—	—	29
Bank-owned life insurance	—	—	—	24	24
Securities gains (losses), net	—	—	—	(1)	(1)
Market value adjustments on employee benefit assets	—	—	—	16	16
Other miscellaneous income (loss)	42	20	1	(25)	38
Total non-interest income	225	272	135	14	646
Non-interest expense:
Salaries and employee benefits	137	179	67	275	658
Equipment and software expense	5	24	1	74	104
Net occupancy expense	7	55	3	7	72
Other expenses (benefits) (1)	162	369	48	(340)	239
Total non-interest expense	311	627	119	16	1,073
Income before income taxes	300	319	57	30	706
Income tax expense (benefit)	75	80	14	(26)	143
Net income	$225	$239	$43	$56	$563
Average assets	$69,768	$37,479	$2,112	$48,615	$157,974

	Three Months Ended June 30, 2024
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$449	$697	$40	$—	$1,186
Provision for (benefit from) credit losses	91	66	2	(57)	$102
Non-interest income (loss):
Service charges on deposit accounts	54	95	1	1	151
Card and ATM fees	11	109	—	—	120
Investment management and trust fee income	—	—	83	—	83
Capital markets income	67	1	—	—	68
Mortgage income	—	34	—	—	34
Investment services fee income	—	—	39	—	39
Commercial credit fee income	28	—	—	—	28
Bank-owned life insurance	—	—	—	30	30
Securities gains (losses), net	—	—	—	(50)	(50)
Market value adjustments on employee benefit assets	—	—	—	2	2
Other miscellaneous income	39	20	1	(20)	40
Total non-interest income (loss)	199	259	124	(37)	545
Non-interest expense:
Salaries and employee benefits	133	178	63	235	609
Equipment and software expense	5	26	—	69	100
Net occupancy expense	7	51	3	7	68
Other expenses (1)	162	316	42	(293)	227
Total non-interest expense	307	571	108	18	1,004
Income before income taxes	250	319	54	2	625
Income tax expense (benefit)	62	80	14	(32)	124
Net income	$188	$239	$40	$34	$501
Average assets	$68,934	$38,007	$2,053	$43,873	$152,867

	Six Months Ended June 30, 2025
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$916	$1,451	$86	$—	$2,453
Provision for (benefit from) credit losses	175	134	4	(63)	250
Non-interest income (loss):
Service charges on deposit accounts	124	186	2	—	312
Card and ATM fees	22	220	—	—	242
Investment management and trust fee income	—	—	176	—	176
Capital markets income	162	—	1	—	163
Mortgage income	—	88	—	—	88
Investment services fee income	—	—	86	—	86
Commercial credit fee income	56	—	—	—	56
Bank-owned life insurance	—	—	—	47	47
Securities gains (losses), net	—	—	—	(26)	(26)
Market value adjustments on employee benefit assets	—	—	—	13	13
Other miscellaneous income (loss)	84	39	2	(46)	79
Total non-interest income (loss)	448	533	267	(12)	1,236
Non-interest expense:
Salaries and employee benefits	282	358	137	506	1,283
Equipment and software expense	10	48	1	144	203
Net occupancy expense	14	108	6	14	142
Other expenses (benefits) (1)	315	708	94	(633)	484
Total non-interest expense	621	1,222	238	31	2,112
Income before income taxes	568	628	111	20	1,327
Income (loss) before income taxes	141	157	28	(52)	274
Net income	$427	$471	$83	$72	$1,053
Average assets	$69,530	$37,574	$2,123	$48,201	$157,428

	Six Months Ended June 30, 2024
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$901	$1,389	$80	$—	$2,370
Provision for (benefit from) credit losses	182	134	4	(66)	254
Non-interest income (loss):
Service charges on deposit accounts	109	187	2	1	299
Card and ATM fees	22	214	—	—	236
Investment management and trust fee income	—	—	164	—	164
Capital markets income	158	1	—	—	159
Mortgage income	—	75	—	—	75
Investment services fee income	—	—	77	—	77
Commercial credit fee income	55	—	—	—	55
Bank-owned life insurance	—	—	—	53	53
Securities gains (losses), net	—	—	—	(100)	(100)
Market value adjustments on employee benefit assets	—	—	—	17	17
Other miscellaneous income (loss)	73	39	1	(40)	73
Total non-interest income (loss)	417	516	244	(69)	1,108
Non-interest expense:
Salaries and employee benefits	283	361	129	494	1,267
Equipment and software expense	9	52	1	139	201
Net occupancy expense	14	107	6	15	142
Other expenses (benefit) (1)	325	678	83	(561)	525
Total non-interest expense	631	1,198	219	87	2,135
Income (loss) before income taxes	505	573	101	(90)	1,089
Income tax expense (benefit)	126	143	25	(74)	220
Net income (loss)	$379	$430	$76	$(16)	$869
Average assets	$68,938	$38,021	$2,044	$43,152	$152,155
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30, 2025	December 31, 2024
	(In millions)
Unused commitments to extend credit	$65,468	$63,232
Standby letters of credit	2,142	2,096
Commercial letters of credit	103	58
Liabilities associated with standby letters of credit	33	33
Assets associated with standby letters of credit	34	35
Reserve for unfunded credit commitments	131	116
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
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At June 30, 2025 and December 31, 2024, the Company's DUS servicing portfolio totaled approximately $7.4 billion and $7.0 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at June 30, 2025 and December 31, 2024, these serviced loans totaled approximately $721 million and $665 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $2.6 billion and $2.4 billion at June 30, 2025 and December 31, 2024, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both June 30, 2025 and December 31, 2024. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

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
ASU 2025-03 Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
This ASU will require entities to consider the factors in Business Combinations (ASC 805) to identify the accounting acquirer when a VIE that is a business is legally acquired primarily through the exchange of equity interests.
		January 1, 2027	Regions will continue to evaluate through date of adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and should be read in conjunction with the consolidated financial statements and the related notes that appear in Part I, Item 1 of this report. In addition, this discussion and analysis updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2024, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 13 "Recent Accounting Pronouncements" to those consolidated financial statements for further detail. The emphasis of this discussion will be on the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be on the balances as of June 30, 2025 compared to December 31, 2024.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2025, Regions operated 1,250 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 11 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
SECOND QUARTER OVERVIEW
Economic Environment in Regions' Banking Markets
Regions utilized its internal June baseline forecast to calculate the ACL as of June 30, 2025. Refer to the Baseline economic forecast discussion in the "Allowance" section for further detail.

Second Quarter Results
Regions reported net income available to common shareholders of $534 million or $0.59 per diluted share in the second quarter of 2025 compared to net income available to common shareholders of $477 million or $0.52 per diluted share in the second quarter of 2024.
Net interest income (taxable-equivalent basis) totaled $1.3 billion in the second quarter of 2025, which increased $73 million compared to the second quarter of 2024. The net interest margin (taxable-equivalent basis) was 3.65 percent in the second quarter of 2025, reflecting a 14 basis point increase from the same period in 2024. The increase in net interest income and margin was driven by the replacement of fixed-rate loans and debt securities in a higher interest rate environment and lower funding costs as short-term interest rates declined. Refer to the related discussion below Table 16 "Consolidated Average Daily Balances and Yield/Rate Analysis" for further detail.
The provision for credit losses totaled $126 million in the second quarter of 2025 compared to $102 million in the second quarter of 2024. Net charge-offs totaled $113 million, or 0.47 percent of average loans, in the second quarter of 2025, compared to $101 million , or 0.42 percent in the second quarter of 2024. This slight increase reflected charge-offs in previously identified portfolios of interest. The allowance as a percent of total loans, net, increased slightly to 1.80 percent at June 30, 2025, compared to 1.79 percent at December 31, 2024. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $646 million in the second quarter of 2025 compared to $545 million in the second quarter of 2024. Most categories of non-interest income increased, primarily driven by an increase in capital markets income, mortgage income, and favorable market valuation adjustments on employee benefit assets. Additionally, in the second quarter of 2024, the Company incurred securities losses due to a repositioning. See Table 21 "Non-Interest Income" for further details.
Non-interest expense was $1.1 billion in the second quarter of 2025 which increased $69 million compared to the second quarter of 2024. The increase was primarily driven by a increase in salaries and benefits and other miscellaneous expenses. See Table 22 "Non-Interest Expense" for further details.
Regions' effective tax rate was 20.3 percent in the second quarter of 2025 compared to 19.8 percent in the second quarter of 2024. See the "Income Taxes" section for further details.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. At June 30, 2025, Regions’ CET1 ratio was estimated to be 10.8 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $463 million from year-end 2024 to June 30, 2025 primarily due to an increase in deposits, partially offset by securities purchases, a decline in borrowings and the redemption of Series D preferred stock. See the "Deposits", "Debt Securities", "Liquidity", and "Borrowings" sections for more information.

DEBT SECURITIES
The following table details the carrying values of debt securities, including both held to maturity and available for sale:
Table 1—Debt Securities

	June 30, 2025	December 31, 2024
	(In millions)
U.S. Treasury securities	$2,105	$2,003
Federal agency securities	487	444
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	24,067	22,865
Commercial agency	4,997	4,597
Commercial non-agency	83	82
Corporate and other debt securities	564	658
	$32,305	$30,651
Debt securities, which comprise approximately 23 percent of earning assets, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company, as much of the portfolio is highly liquid. Additionally, some of the debt securities portfolio is eligible to be used as collateral for funding of various types of borrowings. See the "Liquidity" section for more information on these arrangements. Also see the "Market Risk-Interest Rate Risk" section for more information. See also Note 3 "Debt Securities" for additional information.
Debt securities held to maturity constituted approximately 18 percent of the debt securities portfolio at June 30, 2025. The Company reclassified debt securities with an amortized cost, excluding items recognized in OCI, of $2.0 billion in the first half of 2025, from available for sale into held to maturity to reduce the volatility in AOCI in preparation for expected, upcoming changes to regulatory guidance as discussed in the "Regulatory Requirements" section.
Debt securities available for sale constituted approximately 82 percent of the debt securities portfolio at June 30, 2025. Regions maintains a highly-rated debt securities portfolio consisting primarily of agency MBS. Regions’ investment policy emphasizes credit quality and liquidity.
Debt securities increased $1.7 billion from December 31, 2024 to June 30, 2025 due to the purchase of approximately $1.0 billion of residential agency MBS debt securities in the second quarter of 2025, lower market interest rates and tighter spreads resulting in lower unrealized holding losses, and AOCI amortization. Of note, the Company executed a debt securities repositioning in the first quarter of 2025 involving the sale of shorter-duration commercial and residential agency MBS and replacement with residential agency MBS with favorable prepayment profiles. The intent was to maintain the debt securities portfolio duration that would otherwise shorten naturally while efficiently deploying capital. Proceeds from the sales were reinvested at higher market yields. The Company sold approximately $478 million of debt securities available for sale and realized approximately $25 million in pre-tax losses.
The average life of the debt securities portfolio at June 30, 2025 was estimated to be 6.0 years, with a duration of approximately 4.1 years, inclusive of fair value hedges (see Table 18). These metrics compare with an estimated average life of 6.1 years and a duration of approximately 4.5 years for the portfolio at December 31, 2024.
LOANS HELD FOR SALE
The following table presents Regions’ loans held for sale by type:
Table 2—Loans Held for Sale

	June 30, 2025	December 31, 2024
	(In millions)
Commercial	$315	$372
Residential first mortgage	261	222
Consumer and other performing	2	—
Non-performing	16	—
	$594	$594
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

LOANS
GENERAL
Loans, net of unearned income, represented 69 percent of interest-earning assets as of June 30, 2025. The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:
Table 3—Loan Portfolio

	June 30, 2025	December 31, 2024
	(In millions, net of unearned income)
Commercial and industrial	$49,586	$49,671
Commercial real estate mortgage—owner-occupied	4,890	4,841
Commercial real estate construction—owner-occupied	275	333
Total commercial	54,751	54,845
Commercial investor real estate mortgage	6,949	6,567
Commercial investor real estate construction	2,149	2,143
Total investor real estate	9,098	8,710
Residential first mortgage	20,020	20,094
Home equity lines	3,184	3,150
Home equity loans	2,352	2,390
Consumer credit card	1,415	1,445
Other consumer(1)	5,903	6,093
Total consumer	32,874	33,172
	$96,723	$96,727
_____
(1) Starting in 2025, other consumer loans also includes exit portfolios, which were previously presented separately. The portfolio consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.
PORTFOLIO CHARACTERISTICS
Loans, net of unearned income, remained flat from year-end 2024 due to a decline in commercial loans as a result of low utilization rates and declines across most consumer loans, partially offset by an increase in investor real estate loans. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital.
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
Commercial and industrial loans decreased $85 million since year-end 2024 due primarily to credit utilization rates remaining below historic levels. In the first six months of 2025, the decline in commercial and industrial loans was broad-based as shown in Table 4.
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ IRE portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total IRE loans increased $388 million in comparison to year-end 2024 balances due to increases in fundings to previously approved projects and new term loans for apartments and data centers.
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

The following tables provide detail of Regions' commercial and IRE lending balances in selected industries.
Table 4—Commercial and Investor Real Estate Industry Exposure

	June 30, 2025
	Loans	Unfunded Commitments	Total Exposure	Percent of Balance
	(In millions)
Commercial:
Administrative, support, waste and repair	$1,111	$837	$1,948	1.9%
Agriculture	196	115	311	0.2%
Educational services	3,179	766	3,945	3.8%
Energy	1,492	3,708	5,200	5.0%
Financial services	8,016	9,209	17,225	16.5%
Government and public sector	3,155	393	3,548	3.4%
Healthcare	3,296	2,494	5,790	5.6%
Information	2,094	1,107	3,201	3.1%
Manufacturing	5,265	5,016	10,281	9.9%
Professional, scientific and technical services	1,872	1,712	3,584	3.4%
Real estate (1)	9,095	9,350	18,445	17.7%
Religious, leisure, personal and non-profit services	1,676	1,052	2,728	2.6%
Restaurant, accommodation and lodging	1,259	365	1,624	1.6%
Retail trade	2,567	1,914	4,481	4.3%
Transportation and warehousing	3,685	1,703	5,388	5.2%
Utilities	2,065	3,875	5,940	5.7%
Wholesale goods	4,616	3,478	8,094	7.8%
Other (2)	112	2,441	2,553	2.3%
Total commercial	$54,751	$49,535	$104,286	100.0%
Investor real estate:
Hotel	$148	$16	$164	1.4%
Industrial	943	190	1,133	9.5%
Land	114	11	125	1.0%
Multi-family	4,221	1,309	5,530	46.4%
Office	1,212	33	1,245	10.4%
Retail	264	38	302	2.5%
Single-family/condo	698	483	1,181	9.9%
Data center	76	104	180	1.5%
Self storage	35	9	44	0.4%
Other (2)	1,387	633	2,020	17.0%
Total investor real estate	$9,098	$2,826	$11,924	100.0%

	December 31, 2024 (3)
	Loans	Unfunded Commitments	Total Exposure	Percent of Balance
	(In millions)
Commercial:
Administrative, support, waste and repair	$1,306	$751	$2,057	2.0%
Agriculture	211	142	353	0.3%
Educational services	3,229	875	4,104	4.0%
Energy	1,322	3,484	4,806	4.7%
Financial services	8,463	9,308	17,771	17.4%
Government and public sector	3,121	437	3,558	3.5%
Healthcare	3,338	2,480	5,818	5.7%
Information	2,186	1,115	3,301	3.2%
Manufacturing	5,037	5,138	10,175	9.9%
Professional, scientific and technical services	1,970	1,736	3,706	3.6%
Real estate (1)	8,857	9,110	17,967	17.6%
Religious, leisure, personal and non-profit services	1,579	852	2,431	2.4%
Restaurant, accommodation and lodging	1,285	216	1,501	1.5%
Retail trade	2,604	1,908	4,512	4.4%
Transportation and warehousing	3,655	1,645	5,300	5.2%
Utilities	2,329	3,223	5,552	5.4%
Wholesale goods	4,232	3,371	7,603	7.4%
Other (2)	121	1,677	1,798	1.8%
Total commercial	$54,845	$47,468	$102,313	100.0%
Investor real estate:
Hotel	$188	$18	$206	1.8%
Industrial	808	160	968	8.5%
Land	74	49	123	1.1%
Multi-family	3,834	1,417	5,251	46.2%
Office	1,325	34	1,359	12.0%
Retail	314	2	316	2.8%
Single-family/condo	668	467	1,135	10.0%
Data center	215	32	247	2.2%
Self storage	16	1	17	0.1%
Other (2)	1,268	482	1,750	15.3%
Total investor real estate	$8,710	$2,662	$11,372	100.0%
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

The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following tables provide detail of these loans:
Table 5— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	June 30, 2025		December 31, 2024
	Loan Balance	Percent of Total (1)	Loan Balance	Percent of Total (1)
	(In millions)
Residential homebuilders	$1,314	8.2%	$1,081	7.1%
Apartments	4,800	30.0%	4,371	28.6%
Industrial	2,283	14.3%	2,287	15.0%
Data center	263	1.7%	332	2.2%
Diversified	1,751	11.0%	1,740	11.4%
Business offices	1,320	8.3%	1,473	9.6%
Residential land	68	0.4%	55	0.4%
Retail	1,376	8.6%	1,458	9.5%
Healthcare	1,253	7.8%	1,129	7.4%
Hotel	755	4.7%	785	5.1%
Commercial land	46	0.3%	19	0.1%
Self Storage	329	2.1%	296	1.9%
Other	422	2.6%	260	1.7%
Total (2)	$15,980	100.0%	$15,286	100.0%

_______
(1)Amounts calculated based on whole dollar values.
(2)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.
Portfolios that are experiencing higher risk due to conditions such as inflationary pressures, higher interest rates, and adverse underlying market fundamentals (identified as portfolios of interest) include business offices and trucking (included within transportation and warehousing) at June 30, 2025 within Table 4 above. Recent and potential future interest rate cuts should ease pressure on borrowers across the entire loan portfolio.
The business offices portfolio remains a portfolio of interest due to rising vacancies and reductions in net effective rents. The office portfolio totaled $1.3 billion and represented 1.4 percent of total loans at June 30, 2025. The office portfolio included non-performing loans of $213 million and had associated charge-offs of $20 million in the six months ended June 30, 2025. Approximately 90 percent of the office portfolio was secured, with approximately 59 percent of secured balances located in the South region of the U.S, of which 86 percent were Class A properties. Over 50 percent of the office portfolio will mature in the next 12 months. Additionally, the IRE office portfolio had a weighted-average LTV of approximately 70 percent at June 30, 2025, based upon appraisal at origination or most recent received, and a stressed weighted-average LTV of approximately 86 percent as of July 7, 2025, based upon GreenStreet's Commercial Property Price Index. No new loan originations are being contemplated in this portfolio.
The trucking portfolio, included within transportation and warehousing, remains a portfolio of interest as trucking companies have been working through one of the most prolonged downturns in the U.S. domestic freight market. The industry has experienced marginal improvement in 2025; however, recent tariff policies have lead to inconsistent volumes which combined with rising operating costs make profitability more challenging. The trucking portfolio totaled $1.4 billion and represented 1.5 percent of total loans at June 30, 2025. The trucking portfolio included non-performing loans of $114 million and had associated charge-offs of $42 million in the six months ended June 30, 2025.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Total residential first mortgage loans decreased $74 million in comparison to year-end 2024 balances.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of June 30, 2025. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 6—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2025	$34	1.05%	$37	1.17%	$71
2026	93	2.93%	98	3.06%	191
2027	234	7.36%	202	6.34%	436
2028	231	7.26%	150	4.72%	381
2029	102	3.20%	71	2.25%	173
2030-2034	578	18.15%	1,014	31.85%	1,592
2035-2039	87	2.72%	146	4.59%	233
Thereafter	9	0.29%	7	0.21%	16
Revolving Loans Converted to Amortizing	54	1.70%	37	1.15%	91
Total	$1,422	44.66%	$1,762	55.34%	$3,184
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
Table 7—Estimated Current Loan to Value Ranges

	June 30, 2025
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$67	$—	$—	$1	$—
Above 80% - 100%	1,868	2	6	8	11
80% and below	17,767	1,408	1,745	1,808	522
Data not available	318	12	11	2	—
	$20,020	$1,422	$1,762	$1,819	$533

	December 31, 2024
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:					`
Above 100%	$63	$2	$—	$1	$—
Above 80% - 100%	1,799	2	3	9	11
80% and below	17,898	1,430	1,687	1,883	484
Data not available	334	14	12	2	—
	$20,094	$1,448	$1,702	$1,895	$495
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $190 million from year-end 2024 driven by a decline in consumer home improvement lending production.
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
ALLOWANCE
The allowance represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios and consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments includes items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance totaled $1.7 billion at both June 30, 2025 and December 31, 2024.
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
Baseline economic forecast
In deriving any forecast, Regions benchmarks its internal forecast with external forecasts and external data available. Regions' June 2025 baseline forecast reflected deterioration across most key variables as compared to the March baseline forecast, which resulted in an increase in the allowance. Management noted that there is still uncertainty around the scope and timing of changes to trade policy and the effects of immigration policy to the labor market may pose some downside risks to growth. However, recently enacted fiscal policy changes are expected to be supportive of business investment spending, and an anticipated more favorable regulatory climate should also be supportive of growth.
The June 2025 baseline forecast anticipates real GDP growth of 1.5 percent in 2025 and 2026. While the quarterly growth profile is expected to remain somewhat uneven over the next few quarters, it is anticipated that the economy will be back at its longer-term trend growth rate by year-end 2026.
As job and wage growth are slowing, spending growth is becoming realigned with income growth. In the early months of 2025, businesses and households reacted strongly to anticipated increases in tariffs, which sets up payback over the coming months and quarters. The baseline forecast anticipates the unemployment rate averaging 4.3 percent for 2025 and 2026, and reflects further deceleration in the trend of job rate growth due to a falling rate of hiring as opposed to a rising rate of layoffs.
Through the first half of the year there has been mixed evidence of tariff pass-throughs on goods prices. While it is anticipated that pass-through effects will become more impactful and more broadly based over coming months, it is also anticipated that moderating services price inflation will act as a counter. This would limit the net effects on overall inflation.

While the FOMC is taking a cautious approach and is still more focused on the upside risks to inflation, we cannot rule out a resumption of Federal Funds rate hikes by year-end 2025.
The risks to the baseline forecast are considered to be weighted to the downside. Current economic uncertainty, including the impact of developments on trade policy, likely will influence future levels of the allowance.
Table 8 below reflects a range of macroeconomic factors utilized in the baseline economic forecast over the two-year R&S forecast period as of June 30, 2025. The unemployment rate is the most significant macroeconomic factor among the allowance models and as of the June 2025 baseline forecast was expected to remain relatively consistent over the forecast period.
Table 8—Macroeconomic Factors in the Forecast

	Pre-R&S Period	Baseline R&S Forecast
		June 30, 2025
	2Q2025	3Q2025	4Q2025	1Q2026	2Q2026	3Q2026	4Q2026	1Q2027	2Q2027
Unemployment rate	4.2%	4.4%	4.5%	4.5%	4.4%	4.3%	4.2%	4.1%	4.0%
Real GDP, annualized % change	2.4%	0.1%	1.2%	1.4%	2.3%	1.8%	2.2%	2.2%	2.0%
HPI, year-over-year % change	1.4%	(0.2)%	(1.9)%	(2.8)%	(2.7)%	(1.5)%	0.2%	2.1%	3.5%
CPI, year-over-year % change	2.6%	3.5%	3.9%	3.8%	4.1%	3.6%	3.1%	2.8%	2.6%
Portfolio, credit metrics, and specific reserves
The loan portfolio composition is evaluated each quarter and changes to the composition can influence modeled allowance results.
Credit metrics are monitored throughout each quarter and are a key consideration in the allowance process. In the second quarter of 2025, overall asset quality improved. Commercial and investor real estate criticized balances decreased approximately $310 million compared to the first quarter of 2025. Non-performing loans, excluding held for sale, decreased approximately $67 million compared to the first quarter of 2025. The decrease in non-performing loans was primarily due to charge-offs and payoffs in previously identified portfolios of interest which led to a decline in specific reserves. See Table 11 for more details regarding non-performing assets. While overall credit quality improved in the quarter, the portfolio experienced some risk rating migration, mostly within pass ratings. These increases were offset by other portfolio changes.
In the second quarter of 2025, the loan portfolio balance grew, which, combined with the results from credit/specific reserve changes and other portfolio changes, resulted in a net increase to the allowance.
Qualitative adjustments
While it is the intent of Regions' quantitative allowance methodologies to reflect all risk factors, including incremental risk in portfolios identified as under stress, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Regions' qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. In the second quarter of 2025, the general imprecision component decreased due to less downside risk to the economic forecast.
The qualitative framework also has specific adjustment components which are reserves meant to capture specific issues or events that management believes are not adequately captured in the model outcomes. Qualitative adjustments for the second quarter of 2025 were reduced from the first quarter of 2025 levels due to reduced risk in certain portfolios of interest and more of the remaining risk being captured in the loss forecasting models and specific reserve estimates, as well as additional portfolio stability.
The combined results from general imprecision and specific qualitative adjustments was a net decrease to the allowance.
Overall allowance
Based upon the factors discussed above, the June 30, 2025 allowance remained stable compared to the first quarter of 2025 due to portfolio changes and slight deterioration in the economic forecast, offset by declines in qualitative adjustments.
Details regarding the allowance and net charge-offs, including an analysis of activity from previous year's totals, are included below:

Table 9—Allowance for Credit Losses

	Six Months Ended June 30
	2025	2024
	(Dollars in millions)
Allowance for loan losses at January 1	$1,613	$1,576
Loans charged-off:
Commercial and industrial	127	122
Commercial real estate mortgage—owner-occupied	2	1
Commercial investor real estate mortgage	24	5
Residential first mortgage	1	1
Home equity lines	1	2
Consumer credit card	34	31
Other consumer	89	102
	278	264
Recoveries of loans previously charged-off:
Commercial and industrial	21	16
Commercial real estate mortgage—owner-occupied	—	1
Commercial real estate construction—owner-occupied	1	1
Commercial investor real estate mortgage	—	2
Residential first mortgage	1	2
Home equity lines	2	4
Consumer credit card	5	3
Other consumer	12	13
	42	42
Net charge-offs (recoveries):
Commercial and industrial	106	106
Commercial real estate mortgage—owner-occupied	2	—
Commercial real estate construction—owner-occupied	(1)	(1)
Commercial investor real estate mortgage	24	3
Residential first mortgage	—	(1)
Home equity lines	(1)	(2)
Consumer credit card	29	28
Other consumer	77	89
	236	222
Provision for loan losses	235	267
Allowance for loan losses at June 30	1,612	1,621
Reserve for unfunded credit commitments at January 1	116	124
Provision for (benefit from) unfunded credit losses	15	(13)
Reserve for unfunded credit commitments at June 30	131	111
Allowance for credit losses at June 30	$1,743	$1,732
Loans, net of unearned income, outstanding at end of period	$96,723	$97,508
Average loans, net of unearned income, outstanding for the period	$96,099	$97,351

Net loan charge-offs (recoveries) as a % of average loans, annualized (1):
Commercial and industrial	0.44%	0.43%
Commercial real estate mortgage—owner-occupied	0.07%	—%
Commercial real estate construction—owner-occupied	(0.46)%	(0.36)%
Total commercial	0.40%	0.38%
Commercial investor real estate mortgage	0.72%	0.10%
Total investor real estate	0.54%	0.07%
Residential first mortgage	—%	(0.01)%
Home equity lines	(0.05)%	(0.11)%
Home equity loans	(0.01)%	(0.02)%
Consumer credit card	4.21%	4.19%
Other consumer	2.59%	2.87%
Total consumer	0.65%	0.69%
Total	0.50%	0.46%
Ratios (1):
Allowance for credit losses at end of period to loans, net of unearned income	1.80%	1.78%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	225%	204%
_______
(1)Amounts have been calculated using whole dollar values.

Net charge-offs increased $14 million year-over-year. As noted, economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics in 2025 and beyond.
Allocation of the allowance by portfolio segment and class is summarized as follows:
Table 10—Allowance Allocation

	June 30, 2025			December 31, 2024
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)
Commercial and industrial	$49,586	$732	1.48%	$49,671	$717	1.44%
Commercial real estate mortgage—owner-occupied	4,890	107	2.19%	4,841	108	2.22%
Commercial real estate construction—owner-occupied	275	7	2.61%	333	9	2.75%
Total commercial	54,751	846	1.54%	54,845	834	1.52%
Commercial investor real estate mortgage	6,949	212	3.05%	6,567	216	3.29%
Commercial investor real estate construction	2,149	35	1.62%	2,143	31	1.47%
Total investor real estate	9,098	247	2.71%	8,710	247	2.84%
Residential first mortgage	20,020	114	0.57%	20,094	106	0.53%
Home equity lines	3,184	93	2.91%	3,150	86	2.73%
Home equity loans	2,352	29	1.22%	2,390	27	1.12%
Consumer credit card	1,415	116	8.22%	1,445	122	8.44%
Other consumer	5,903	298	5.06%	6,093	307	5.05%
Total consumer	32,874	650	1.98%	33,172	648	1.95%
Total	$96,723	$1,743	1.80%	$96,727	$1,729	1.79%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of June 30, 2025 and December 31, 2024:
Table 11—Non-Performing Assets

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$391	$408
Commercial real estate mortgage—owner-occupied	45	37
Commercial real estate construction—owner-occupied	1	5
Total commercial	437	450
Commercial investor real estate mortgage	283	423
Total investor real estate	283	423
Residential first mortgage	24	23
Home equity lines	26	26
Home equity loans	6	6
Total consumer	56	55
Total non-performing loans, excluding loans held for sale	776	928
Non-performing loans held for sale	16	—
Total non-performing loans(1)	792	928
Foreclosed properties	16	14
Total non-performing assets(1)	$808	$942
Accruing loans 90+ days past due:
Commercial and industrial	$19	$7
Commercial real estate mortgage—owner-occupied	1	1
Total commercial	20	8
Residential first mortgage(2)	89	88
Home equity lines	12	16
Home equity loans	7	7
Consumer credit card	20	20
Other consumer	23	27
Total consumer	151	158
Total accruing loans 90+ days past due	$171	$166
Non-performing loans(1) to loans and non-performing loans held for sale	0.82%	0.96%
Non-performing loans, excluding loans held for sale(1) to loans	0.80%	0.96%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.84%	0.97%
_________
(1)Excludes accruing loans 90+ days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90+ days or more past due guaranteed loans excluded were $44 million at June 30, 2025 and $55 million at December 31, 2024.
Non-performing loans at June 30, 2025 decreased $136 million as compared to year-end 2024 levels primarily due to reductions in the industries or property types of information, healthcare, apartments and office, partially offset by an increase in energy. The same economic trends that impact net charge-offs, as discussed above, will impact the future level of non-performing loans. Circumstances related to individually large credits could also result in volatility.

The following tables provide an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 12— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Six Months Ended June 30, 2025
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$450	$423	$55	$928
Additions	211	47	1	259
Net payments/other activity	(80)	(126)	—	(206)
Return to accrual	(9)	—	—	(9)
Charge-offs on non-accrual loans(2)	(123)	(24)	—	(147)
Transfers to held for sale(3)	(10)	(17)	—	(27)
Net loan sales	(2)	(20)	—	(22)
Balance at end of period	$437	$283	$56	$776

	Non-Accrual Loans, Excluding Loans Held for Sale for the Six Months Ended June 30, 2024
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$515	$233	$57	$805
Additions	311	164	—	475
Net payments/other activity	(192)	(76)	(2)	(270)
Return to accrual	(15)	—	—	(15)
Charge-offs on non-accrual loans(2)	(118)	(4)	—	(122)
Transfers to held for sale(3)	(2)	—	—	(2)
Net loan sales	(24)	—	—	(24)
Balance at end of period	$475	$317	$55	$847
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
GOODWILL
Goodwill totaled $5.7 billion at both June 30, 2025 and December 31, 2024. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 for the methodologies and assumptions used in the goodwill impairment analysis.
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

Deposits are Regions’ primary source of funds, providing funding for over 90 percent of average earning assets at both June 30, 2025 and December 31, 2024. The following table summarizes deposits by category and by segment:
Table 13—Deposits by Category and by Segment

	June 30, 2025	December 31, 2024
	(In millions)
Non-interest-bearing deposits	$40,209	$39,138
Interest-bearing checking	24,704	25,079
Savings	12,187	12,022
Money market—domestic	38,525	35,644
Time deposits	15,294	15,720
	$130,919	$127,603

Consumer Bank segment	$79,953	$78,637
Corporate Bank segment	40,101	38,361
Wealth Management segment	7,352	7,736
Other(1)	3,513	2,869
	$130,919	$127,603
____
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, selected deposits and brokered time deposits). Other deposits include brokered deposits totaling $2.8 billion at June 30, 2025 and $2.2 at December 31, 2024.
Total deposits at June 30, 2025 increased approximately $3.3 billion across most segments and categories compared to year-end 2024 levels. The increase in deposits reflects customer growth and preference for liquidity as there remains some uncertainty in the economic environment. The mix of non-interest-bearing deposits remained stable at approximately 31 percent of total deposits at both June 30, 2025 and December 31, 2024. Regions' deposits are granular and diversified including insured and collateralized deposits, with consumer deposits making up more than 60 percent of the total deposit base at both June 30, 2025 and December 31, 2024.
See the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion on liquidity and interest rates.
BORROWED FUNDS
Short-Term Borrowings
Short-term borrowings, which primarily consist of FHLB advances, were zero at June 30, 2025 and $500 million at December 31, 2024. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a portion of Regions' funding strategy. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
Table 14—Long-Term Borrowings

	June 30, 2025	December 31, 2024
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$—	$749
1.80% senior notes due August 2028	648	647
5.722% senior notes due June 2030(1)	747	746
5.502% senior notes due September 2035(2)	994	994
6.75% subordinated debentures due November 2025	151	151
7.375% subordinated notes due December 2037	298	299
Valuation adjustments on hedged long-term debt	(57)	(91)
	2,781	3,495
Regions Bank:
FHLB advances	2,000	2,000
6.45% subordinated notes due June 2037	497	496
Other long-term debt	1	2
	2,498	2,498
Total consolidated	$5,279	$5,993
____
(1) On June 6, 2029, the Notes will bear floating rate interest equal to Compounded SOFR plus 1.49%.
(2) On September 6, 2034, the Notes will bear floating rate interest equal to Compounded SOFR plus 2.06%.

Long-term borrowings decreased by approximately $714 million from year-end 2024 primarily due to the maturity of the Company's 2.25% senior notes in the second quarter of 2025.
Funding from the FHLB and Federal Reserve Bank is secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and Federal Reserve Bank. As of June 30, 2025, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $93.8 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB and Federal Reserve Bank is contingent on a subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
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
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 15—Regulatory Capital Requirements

	June 30, 2025 Ratio(1)	December 31, 2024 Ratio	Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized

Common equity Tier 1 capital:
Regions Financial Corporation	10.76%	10.80%	4.50%	7.00%	N/A
Regions Bank	11.47	11.32	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	11.85%	12.17%	6.00%	8.50%	6.00%
Regions Bank	11.47	11.32	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	13.73%	14.06%	8.00%	10.50%	10.00%
Regions Bank	13.12	12.97	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	9.67%	9.88%	4.00%	4.00%	N/A
Regions Bank	9.38	9.21	4.00	4.00	5.00
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
SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $18.7 billion at June 30, 2025 as compared to $17.9 billion at December 31, 2024. During the first six months of 2025, net income increased shareholders' equity by $1.1 billion, cash dividends on common stock reduced shareholders' equity by $450 million, and cash dividends on preferred stock reduced shareholders' equity by $50 million. Changes in OCI increased shareholders' equity by $952 million, primarily due to available for sale securities and derivative instruments as a result of changes in market interest rates during the six months ended June 30, 2025. During the second quarter of 2025, the Company redeemed all of the outstanding shares of its Series D preferred stock, which decreased shareholders' equity by $350 million. Common stock repurchased during the first six months of 2025 decreased shareholders' equity by $386 million. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Total equity included noncontrolling interest of $40 million and $31 million at June 30, 2025 and December 31, 2024, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at June 30, 2025 and December 31, 2024.
Subsequent to June 30, 2025, the Company purchased 1.4 million shares for approximately $37 million through August 4, 2025. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" section for additional information.

Table 16 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 16—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended June 30
	2025			2024
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	4.44%	$1	$—	5.44%
Debt securities (2)(3)	32,882	286	3.48	31,649	219	2.77
Loans held for sale	500	9	7.14	531	9	6.85
Loans, net of unearned income (4)(5)	96,077	1,389	5.75	97,281	1,444	5.93
Interest-bearing deposits in other banks	8,737	97	4.49	6,158	86	5.65
Other earning assets	1,466	15	3.96	1,447	16	4.43
Total earning assets	139,663	1,796	5.12	137,067	1,774	5.17
Unrealized gains/(losses) on securities available for sale, net (2)	(1,348)			(3,267)
Allowance for loan losses	(1,643)			(1,619)
Cash and due from banks	2,893			2,678
Other non-earning assets	18,409			18,008
	$157,974			$152,867
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,300	4	0.13	$12,536	4	0.13
Interest-bearing checking	24,865	88	1.41	24,026	99	1.68
Money market	37,389	220	2.37	34,368	239	2.79
Time deposits	15,334	135	3.52	15,455	160	4.16
Total interest-bearing deposits (6)	89,888	447	1.99	86,385	502	2.34
Federal funds purchased and securities sold under agreements to repurchase	80	1	4.40	8	—	5.45
Other short-term borrowings	—	—	—	962	13	5.49
Long-term borrowings	5,660	77	5.36	3,595	61	6.73
Total interest-bearing liabilities	95,628	525	2.20	90,950	576	2.55
Non-interest-bearing deposits (6)	39,556	—	—	40,516	—	—
Total funding sources	135,184	525	1.55	131,466	576	1.76
Net interest spread (2)			2.92			2.62
Other liabilities	4,403			4,655
Shareholders’ equity	18,350			16,713
Noncontrolling interest	37			33
	$157,974			$152,867
Net interest income /margin on a taxable-equivalent basis (7)		$1,271	3.65%		$1,198	3.51%
_______
(1)Amounts have been calculated using whole dollar values and the prevailing interest accrual methodology.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $6 million and $2 million for the three months ended June 30, 2025 and 2024, respectively.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $60 million and $116 million for the three months ended June 30, 2025 and 2024, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $32 million and $34 million for the three months ended June 30, 2025 and 2024 , respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equaled 1.39% and 1.59% for the three months ended June 30, 2025 and 2024, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Six Months Ended June 30
	2025			2024
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	4.44%	$1	$—	5.44%
Debt securities (2)(3)	32,583	552	3.39	31,571	428	2.71
Loans held for sale	471	17	7.20	515	17	6.63
Loans, net of unearned income (4)(5)	96,099	2,743	5.69	97,351	2,878	5.90
Interest-bearing deposits in other banks	8,637	191	4.47	5,456	154	5.67
Other earning assets	1,475	30	4.07	1,393	34	4.94
Total earning assets	139,266	3,533	5.07	136,287	3,511	5.15
Unrealized gains/(losses) on securities available for sale, net (2)	(1,531)			(3,154)
Allowance for loan losses	(1,634)			(1,607)
Cash and due from banks	2,925			2,629
Other non-earning assets	18,402			18,000
	$157,428			$152,155
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,239	8	0.13	$12,565	8	0.13
Interest-bearing checking	24,949	177	1.43	24,354	205	1.70
Money market	36,512	424	2.35	34,008	466	2.76
Time deposits	15,565	280	3.63	15,366	318	4.16
Total interest-bearing deposits (6)	89,265	889	2.01	86,293	997	2.32
Federal funds purchased and securities sold under agreements to repurchase	60	1	4.40	7	—	5.43
Other short-term borrowings	168	4	4.59	520	14	5.49
Long-term borrowings	5,830	162	5.51	3,000	105	6.94
Total interest-bearing liabilities	95,323	1,056	2.23	89,820	1,116	2.50
Non-interest-bearing deposits(6)	39,305	—	—	40,721	—	—
Total funding sources	134,628	1,056	1.58	130,541	1,116	1.72
Net interest spread (2)			2.83			2.65
Other liabilities	4,526			4,659
Shareholders’ equity	18,240			16,916
Noncontrolling interest	34			39
	$157,428			$152,155
Net interest income/margin on a taxable-equivalent basis (7)		$2,477	3.59%		$2,395	3.53%
_______
(1)Amounts have been calculated using whole dollar values and the prevailing interest accrual methodology.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $8 million and $4 million for the six months ended June 30, 2025 and 2024, respectively.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $127 million and $233 million for the six months ended June 30, 2025 and 2024, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $61 million and $69 million for the six months ended June 30, 2025 and 2024 , respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equaled 1.39% and 1.58% for the six months ended June 30, 2025 and 2024, respectively.
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
Net interest income (taxable-equivalent basis) and net interest margin increased in the both the second quarter and first six months of 2025 compared to the same periods in 2024 due primarily to the replacement of fixed-rate loans and debt securities in a high interest rate environment and managing deposit and funding costs lower while growing deposit balances. Net interest income and margin also benefited from securities repositioning activities in late 2024 and first quarter 2025. Net interest margin continued to be negatively impacted by a higher cash balance at the Federal Reserve (see the "Cash and Cash Equivalents" section for related discussion).

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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The set of alternative interest rate scenarios includes instantaneous parallel rate shifts of various magnitudes. In addition to parallel rate shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate changes.
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
As of June 30, 2025, Regions evidenced a mostly balanced, or "neutral" asset/liability position, with asset duration of approximately 2.5 years and liability duration of approximately 2.6 years, using historically-informed approximations. While the derivative hedging portfolio and debt securities portfolio have been recorded on the balance sheet at an unrealized loss, deposit value increases more than offset this loss during a rising rate cycle. The additional value of deposits in a higher rate environment is realized in the form of lower-cost funding when compared with wholesale sources. While a balance sheet analysis, particularly EVE analysis, does contemplate the economic value of deposits, the estimated fair value of deposits is equal to their carrying value for certain financial statement footnote disclosures, consistent with industry practices. See Note 10 "Fair Value Measurements" to the consolidated financial statements for additional information.
Recently, pay-fixed fair value hedges and debt securities transfers from available-for-sale to held-to-maturity classification have been used to reduce AOCI volatility associated with unrealized securities gains and losses. Inclusive of these activities, the total debt securities portfolio duration is 4.1 years, the available for sale securities portfolio duration is 3.7 years, and the held to maturity securities portfolio duration is 5.9 years. As pay-fixed fair value hedges are further utilized to manage AOCI volatility, receive-fixed cash flow hedges may be entered into as an offset to preserve the interest rate sensitivity of Regions' entire balance sheet.
As of June 30, 2025, Regions' net interest income profile was mostly neutral to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending June 2026. The estimated exposure associated with the rising and falling rate scenarios in Table 17 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Federal Funds rate, the interest rate on reserve balances, and SOFR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. In either scenario, it is expected that changes in funding costs and balance sheet hedging income will offset the change in asset yields, resulting in little change to net interest income.

Net interest income remains exposed to intermediate and long-term yield curve tenors. In the current higher interest rate environment, the exposure to fixed-rate asset turnover represents a tailwind to net interest income growth. Elevated, or increasing intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swaps and mortgage rates) will drive yields higher on certain fixed-rate, newly originated or renewed loans, and increase prospective yields on certain investment portfolio purchases. The opposite is true in an environment where intermediate and long-term interest rates fall. Additionally, shifts in the long end of the yield curve will impact securities prepayments and alter the amount of discount accretion and premium amortization in any given period.
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
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet changes in the coming 12 months. Deposit balances are projected to be up modestly in 2025. A reduction in deposit balances of $1 billion when compared to the base case estimate would reduce net interest income by $19 million over 12 months in the parallel, instantaneous +100 basis point scenario in Table 17. Conversely, if an additional $1 billion are added, a positive benefit of $19 million would be expected over 12 months in the parallel, instantaneous +100 basis point scenario in Table 17.
In rising rate scenarios only, management assumes that the mix of deposits will change versus the base case as informed by analyses of prior rate cycles. Currently, however, much of the anticipated mix shift has already occurred or is expected to occur within the baseline scenario, mitigating the amount of additional remixing in higher rate scenarios. The magnitude of the remixing shift is rate dependent and equates to an approximate $1.2 billion shift from non-interest bearing deposits into time deposits over 12 months in the parallel, instantaneous +100 basis point scenario in Table 17. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $22 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $22 million in the parallel, instantaneous +100 basis point scenario.
The interest-bearing deposit beta is calibrated using the experience from prior rate cycles and is dynamic across both interest rate level and time. The parallel, instantaneous +100 basis point and -100 basis point shock scenarios in Table 17 both incorporate an incremental beta between 35 and 40 percent when compared to the base case scenario. Incremental deposit pricing outperformance or underperformance of 5 percent in a parallel, instantaneous 100 basis point shock would increase or decrease net interest income by approximately $45 million.
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., all yield curve tenors move by the same magnitude). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 18 and its accompanying description.
Table 17—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income June 30, 2025(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$97
+ 100 basis points	49
- 100 basis points	(56)
- 200 basis points	(99)

Instantaneous Change in Interest Rates
+ 200 basis points	$72
+ 100 basis points	46
- 100 basis points	(61)
- 200 basis points	(102)
________
(1)Disclosed interest rate sensitivity levels represent the 12-month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.
(2)Active hedges, including forward starting hedges, are included in the sensitivity analysis to the extent that they fall within the measurement horizon.

While not depicted in the table above, interest rate movements may also have an impact on the value of Regions’ securities portfolio, which can directly impact the carrying value of shareholders’ equity.
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
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 18—Hedging Derivatives by Interest Rate Risk Management Strategy

	June 30, 2025
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)(3)	$3,937	6.3	4.3%	3.7%
Receive fixed/pay variable swaps - borrowings and time deposits(3)	2,400	5.9	2.9%	3.8%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)(3)	$35,198	3.2	3.2%	4.0%
Interest rate options(4)	2,000	3.0
Total derivatives designated as hedging instruments	$43,535

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
In the second quarter of 2025, the Company added $748 million in spot-starting pay-fixed swaps, with a pay rate of 3.6 percent and an average maturity in 2032, to reduce AOCI volatility in the available for sale securities portfolio. As a partial offset to the interest rate risk associated with these pay-fixed fair value hedges, the Company added $500 million in receive-fixed interest rate swaps (floating rate loan hedges) with a receive rate of 3.4 percent, which will become active in January 2026 and mature in May 2032. The Company also added $261 million in primarily forward-starting pay-fixed interest rate swaps with an average pay rate of 4.0 percent, which have an average start date in 2029 and an average maturity in 2033, to reduce AOCI volatility associated with securities reinvestment.
Subsequent to June 30, 2025, $2.0 billion in forward-starting receive-fixed interest rate swaps (floating rate loan hedges) beginning in January 2028 and maturing in January 2033 were added at an average receive rate of 3.7 percent.

The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly and annual periods.
Table 19—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount (1)
	Quarters Ended			Years Ended
	6/30/2025	9/30/2025	12/31/2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
	(In millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$20,907	$21,598	$21,498	$21,457	$20,245	$15,715	$10,789	$10,103	$5,137	$959	$350	$217
Receive variable/pay fixed swaps	3,474	3,696	3,696	3,696	3,696	3,337	3,001	3,046	2,954	1,347	526	251
Net receive fixed/pay variable swaps	$17,433	$17,902	$17,802	$17,761	$16,549	$12,378	$7,788	$7,057	$2,183	$(388)	$(176)	$(34)

Interest rate options	$2,000	$2,000	$2,000	$2,000	$2,000	$999	$1	$—	$—	$—	$—	$—
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
The following table summarizes the Company's available sources of liquidity as of June 30, 2025:
Table 20—Liquidity Sources

Availability as of June 30, 2025
(In billions)
Cash at the Federal Reserve Bank(1)	$7.9
Unencumbered investment securities(2)	25.3
FHLB borrowing availability	11.0
Federal Reserve Bank borrowing availability through the discount window	20.6
Total liquidity sources	$64.8
____
(1) Includes small in transit items that may not yet be reflected in the Federal Reserve Bank master account closing balance.
(2) Unencumbered investment securities comprise securities that are eligible as collateral for secured transactions through market channels or are eligible to be pledged to the FHLB, the Federal Reserve discount window, or the Standing Repo Facility.
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At June 30, 2025, Regions had approximately $7.9 billion in cash on deposit with the Federal Reserve Bank and other depository institutions, a slight increase from approximately $7.8 billion at December 31, 2024.
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
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of June 30, 2025, Regions had $2.0 billion in long-term FHLB borrowings and had borrowing capacity as shown in Table 20. FHLB borrowing capacity was determined based on eligible securities and loan amounts, as of June 30, 2025, that were pledged as collateral for future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company exceeded minimums and totaled $969 million at June 30, 2025. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.

INFORMATION SECURITY RISK
Refer to Part 1 Item1C. Cybersecurity in the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of Regions' risk identification and assessment, risk management and governance of information security risk.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that management determines is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. In the second quarter of 2025, the provision exceeded net charge-offs by $13 million compared to $1 million in the second quarter of 2024. In the first six months of 2025, the provision exceeded net charge-offs by $14 million compared to $32 million in the first six months of 2024. Refer to the "Allowance" section for further detail.
NON-INTEREST INCOME
Table 21—Non-Interest Income

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2025 vs. 6/30/2024
	2025	2024	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$151	$151	$—	—%
Card and ATM fees	125	120	5	4.2%
Investment management and trust fee income	90	83	7	8.4%
Capital markets income	83	68	15	22.1%
Mortgage income	48	34	14	41.2%
Investment services fee income	43	39	4	10.3%
Commercial credit fee income	29	28	1	3.6%
Bank-owned life insurance	24	30	(6)	(20.0)%
Market value adjustments on employee benefit assets	16	2	14	NM
Securities gains (losses), net	(1)	(50)	49	98.0%
Other miscellaneous income	38	40	(2)	(5.0)%
	$646	$545	$101	18.5%

	Six Months Ended June 30		Year-to-Date Change 6/30/2025 vs. 6/30/2024
	2025	2024	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$312	$299	$13	4.3%
Card and ATM fees	242	236	6	2.5%
Investment management and trust fee income	176	164	12	7.3%
Capital markets income	163	159	4	2.5%
Mortgage income	88	75	13	17.3%
Investment services fee income	86	77	9	11.7%
Commercial credit fee income	56	55	1	1.8%
Bank-owned life insurance	47	53	(6)	(11.3)%
Market valuation adjustments on employee benefit assets	13	17	(4)	(23.5)%
Securities gains (losses), net	(26)	(100)	74	74.0%
Other miscellaneous income	79	73	6	8.2%
	$1,236	$1,108	$128	11.6%
_________
NM - Not Meaningful
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, treasury management fees and other customer transaction-related service charges. Service charges increased in the six months ended June 30, 2025 compared to the same period in 2024, driven by an increase in fees from treasury management services and, to a lesser degree, overdraft fees.
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
Capital Markets Income
Capital markets income primarily relates to capital raising activities that include real estate placement, securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income increased in the second quarter and six months ended June 30, 2025 compared to the same periods in 2024 driven by higher loan syndication revenue, commercial swap income and, to a lesser degree, securities and underwriting placement fees. The second quarter of 2025 benefited from higher merger and acquisition fees whereas these fees declined for the six months ended June 30, 2025, compared to the same periods in 2024, due to economic uncertainty in the first quarter of 2025 impacting the timing of transactions. The overall increases in both periods were partially offset by declines in real estate transactions.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increase in mortgage income in the second quarter and six months ended June 30, 2025 compared to the same periods in 2024 was due primarily to favorable mortgage servicing rights valuation adjustments. The increase in mortgage income in the six months ended June 30, 2025 was partially offset by negative pipeline valuation adjustments.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased in the second quarter and six months ended June 30, 2025 compared to the same periods in 2024 due to strong advisor production.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. The adjustments are offset in salaries and benefits and other non-interest expense.
Securities Gains (Losses), Net
Net securities gains (losses) primarily result from the Company's asset/liability and capital management processes. In both 2025 and 2024, the Company sold debt securities and reinvested the proceeds at higher current market yields. See Table 1 "Debt Securities" for more information.

NON-INTEREST EXPENSE
Table 22—Non-Interest Expense

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2025 vs. 6/30/2024
	2025	2024	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$658	$609	$49	8.0%
Equipment and software expense	104	100	4	4.0%
Net occupancy expense	72	68	4	5.9%
Outside services	39	40	(1)	(2.5)%
Marketing	26	27	(1)	(3.7)%
Professional, legal and regulatory expenses	28	25	3	12.0%
Credit/checkcard expenses	16	15	1	6.7%
FDIC insurance assessments	20	29	(9)	(31.0)%
Visa class B shares expense	4	5	(1)	(20.0)%
Operational losses	13	18	(5)	(27.8)%
Branch consolidation, property and equipment charges	—	1	(1)	(100.0)%
Other miscellaneous expenses	93	67	26	38.8%
	$1,073	$1,004	$69	6.9%

	Six Months Ended June 30		Year-to-Date Change 6/30/2025 vs. 6/30/2024
	2025	2024	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,283	$1,267	$16	1.3%
Equipment and software expense	203	201	2	1.0%
Net occupancy expense	142	142	—	—%
Outside services	79	79	—	—%
Marketing	56	54	2	3.7%
Professional, legal and regulatory expenses	51	53	(2)	(3.8)%
Credit/checkcard expenses	31	29	2	6.9%
FDIC insurance assessments	40	72	(32)	(44.4)%
Visa class B shares expense	11	9	2	22.2%
Operational losses	26	60	(34)	(56.7)%
Branch consolidation, property and equipment charges	—	2	(2)	(100.0)%
Other miscellaneous expenses	190	167	23	13.8%
	$2,112	$2,135	$(23)	(1.1)%
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased in the second quarter and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to higher base salaries from annual merit increases, higher production-based incentives, and increases in other benefits expense which was driven by higher medical expenses due to inflation. Also included in salaries and employee benefits expense are market valuations on employee benefits liabilities (mostly offset in non-interest revenue as shown in Table 21) which contributed to the increase in the three months ended June 30, 2025, but served as a partial offset in the six months ended June 30, 2025 compared to the same periods in 2024. Lastly, in the second quarter and first six months of 2024, salaries and employee benefits expense included severance expense of $4 million and $17 million, respectively. Full-time equivalent headcount increased to 19,642 at June 30, 2025 from 19,595 at June 30, 2024.
FDIC Insurance Assessments
FDIC insurance assessments decreased in the second quarter and six months ended June 30, 2025 compared to the same periods in 2024 primarily resulting from updates to the special assessment which was initially recorded in 2023 due to bank failures. In the second quarter and first six months of 2024, the Company increased the special assessment accrual by $4 million and $22 million, respectively, based upon revised loss estimates related to the failures. Contributing to the overall decreases were reductions of the base assessment primarily due to higher unsecured debt and lower concentration risk.

Operational Losses
Operational losses include losses related to fraud, execution, delivery and process management, and damage to physical assets. Operational losses decreased in the second quarter and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to improvements in check fraud during the first six months of 2025 as a result of effective countermeasures.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses increased the second quarter and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to a contingent reserve release in the second quarter of 2024 related to a prior acquisition that did not repeat.
INCOME TAXES
The Company’s income tax expense for the three months ended June 30, 2025 was $143 million compared to $124 million for the three months ended June 30, 2024, resulting in effective tax rates of 20.3% and 19.8%, respectively. The Company’s income tax expense for the six months ended June 30, 2025 was $274 million compared to $220 million for the six months ended June 30, 2024, resulting in effective tax rates of 20.7% and 20.2%, respectively.
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
At June 30, 2025, the Company reported a net deferred tax asset of $445 million compared to $775 million at December 31, 2024. The change in the net deferred tax position was due primarily to the deferred tax impact of decreases in unrealized losses on securities available for sale and derivative instruments arising during the six months ended June 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act passed into law. The Company is still evaluating the impacts of the statute to the consolidated financial statements and expects that such impacts will be immaterial.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in Regions’ internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in the Legal Contingencies section of Note 12 "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this Quarterly Report on Form 10-Q is incorporated by reference.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in Regions' Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding issuer purchases of equity securities during the second quarter of 2025. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 1-30, 2025	966,180	$20.18	966,180	$1,630,636,970
May 1-31, 2025	3,034,367	$21.59	3,034,367	$1,565,091,677
June 1-30, 2025	2,688,543	$21.64	2,688,543	$1,506,619,649
Total Second Quarter	6,689,090	$21.44	6,689,090	$1,506,619,649
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

Item 5. Other Information
Securities Trading Plans of Section 16 Officers and Directors
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated a contract, instruction or written plan for the sale or purchase of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
Approval of Regions Financial Corporation 2025 Long Term Incentive Plan
As previously disclosed, at the Annual Meeting of Shareholders held by the Company on April 16, 2025, Regions’ shareholders approved the Regions Financial Corporation 2025 Long Term Incentive Plan (the “2025 LTIP”). A summary of the 2025 LTIP is included in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders (in the section entitled “Proposal Four – Regions Financial Corporation 2025 Long Term Incentive Plan”), filed with the Securities and Exchange Commission on March 3, 2025, which summary is incorporated herein by reference and is qualified in its entirety by reference to the text of the plan document, which was attached as Appendix A to the Proxy Statement and is also filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and which is also incorporated herein by reference.

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by registrant on August 6, 2012.

3.2	Certificate of Designations relating to Series C Preferred Stock, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.3	Certificate of Designations relating to Series E Preferred Stock, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by registrant on May 3, 2021.

3.4	Certificate of Designations relating to Series F Preferred Stock, incorporated by reference to Exhibit 3.6 on the Form 8-A filed by registrant on July 26, 2024.

3.5	Certificate of Elimination relating to Series D Preferred Stock, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on June 17, 2025.

3.6	By-Laws as amended and restated, incorporated by reference to Exhibit 3.2 to the Form 8-K filed by registrant on October 18, 2023.

10.1	Regions Financial Corporation 2025 Long Term Incentive Plan.

10.2
Form of Director Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2025 Long Term Incentive Plan, effective April 21, 2025, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by registrant on May 6, 2025.

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

DATE: August 5, 2025	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)