Form 10-Q
period 2025-09-30
REGIONS FINANCIAL CORP
filed 2025-11-04
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2025
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
Non-Cumulative Perpetual Preferred Stock, Series F	RF PRF	New York Stock Exchange
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
As of November 3, 2025 there were 876,876,496 shares of the issuer's common stock, par value $.01 per share, outstanding.

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

03PART I
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2025	December 31, 2024
	(In millions, except per share data)
Assets
Cash and due from banks	$3,073	$2,893
Interest-bearing deposits in other banks	9,026	7,819
Debt securities held to maturity (estimated fair value of $5,716 and $4,226, respectively)	5,769	4,427
Debt securities available for sale (amortized cost of $27,650 and $28,183, respectively)	26,886	26,224
Loans held for sale (includes $267 and $234 measured at fair value, respectively)	573	594
Loans, net of unearned income	96,125	96,727
Allowance for loan losses	(1,581)	(1,613)
Net loans	94,544	95,114
Other earning assets	1,513	1,616
Premises, equipment and software, net	1,742	1,673
Interest receivable	574	572
Goodwill	5,733	5,733
Residential mortgage servicing rights at fair value	976	1,007
Other identifiable intangible assets, net	146	169
Other assets	9,385	9,461
Total assets	$159,940	$157,302
Liabilities and Equity
Deposits:
Non-interest-bearing	$39,768	$39,138
Interest-bearing	90,566	88,465
Total deposits	130,334	127,603
Borrowed funds:
Short-term borrowings	1,300	500
Long-term borrowings	4,785	5,993
Total borrowed funds	6,085	6,493
Other liabilities	4,426	5,296
Total liabilities	140,845	139,392
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,400,000 shares and 1,403,500, respectively	1,369	1,715
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—925,183,444 and 949,510,334 shares, respectively	9	9
Additional paid-in capital	10,780	11,394
Retained earnings	9,922	9,060
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(1,660)	(2,928)
Total shareholders’ equity	19,049	17,879
Noncontrolling interest	46	31
Total equity	19,095	17,910
Total liabilities and equity	$159,940	$157,302

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(In millions, except per share data)
Interest income on:
Loans, including fees	$1,386	$1,463	$4,105	$4,316
Debt securities	293	241	845	669
Loans held for sale	9	11	26	28
Other earning assets	108	105	329	293
Total interest income	1,796	1,820	5,305	5,306
Interest expense on:
Deposits	456	507	1,345	1,504
Short-term borrowings	8	10	13	24
Long-term borrowings	75	85	237	190
Total interest expense	539	602	1,595	1,718
Net interest income	1,257	1,218	3,710	3,588
Provision for credit losses	105	113	355	367
Net interest income after provision for credit losses	1,152	1,105	3,355	3,221
Non-interest income:
Service charges on deposit accounts	160	158	472	457
Card and ATM fees	122	118	364	354
Investment management and trust fee income	91	85	267	249
Capital markets income	104	92	267	251
Mortgage income	38	36	126	111
Securities gains (losses), net	(27)	(78)	(53)	(178)
Other	171	161	452	436
Total non-interest income	659	572	1,895	1,680
Non-interest expense:
Salaries and employee benefits	671	645	1,954	1,912
Equipment and software expense	106	101	309	302
Net occupancy expense	72	69	214	211
Other	254	254	738	779
Total non-interest expense	1,103	1,069	3,215	3,204
Income before income taxes	708	608	2,035	1,697
Income tax expense	139	118	413	338
Net income	$569	$490	$1,622	$1,359
Net income available to common shareholders	$548	$446	$1,547	$1,266
Weighted-average number of shares outstanding:
Basic	890	914	898	917
Diluted	894	918	902	919
Earnings per common share:
Basic	$0.62	$0.49	$1.72	$1.38
Diluted	0.61	0.49	1.72	1.38

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30
	2025	2024
	(In millions)
Net income	$569	$490
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred from available for sale during the period (net of zero and ($111) tax effect, respectively)	—	(325)
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($4) and zero tax effect, respectively)	(9)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	9	(324)
Unrealized gains (losses) on securities available for sale:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and $111 tax effect, respectively	—	325
Unrealized holding gains (losses) arising during the period (net of $72 and $298 tax effect, respectively)	215	870
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($7) and ($20) tax effect, respectively)	(20)	(58)
Net change in unrealized gains (losses) on securities available for sale, net of tax	235	1,253
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivative instruments arising during the period (net of $4 and $121 tax effect, respectively)	9	354
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($16) and ($28) tax effect, respectively)	(49)	(82)
Net change in unrealized gains (losses) on derivative instruments, net of tax	58	436
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($1) and ($1) tax effect, respectively)	(5)	(6)
Net change from defined benefit pension plans and other post employment benefits, net of tax	5	6
Other comprehensive income, net of tax	307	1,371
Comprehensive income	$876	$1,861

	Nine Months Ended September 30
	2025	2024
	(In millions)
Net income	$1,622	$1,359
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred from available for sale during the period (net of ($57) and ($111) tax effect, respectively)	(170)	(325)
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($22) and zero tax effect, respectively)	(56)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	(114)	(323)
Unrealized gains (losses) on securities available for sale:
Unrealized losses on securities transferred to held to maturity during the period (net of $57 and $111 tax effect, respectively)	170	325
Unrealized holding gains (losses) arising during the period (net of $228 and $193 tax effect, respectively)	687	560
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($13) and ($45), respectively)	(40)	(133)
Net change in unrealized gains (losses) on securities available for sale, net of tax	897	1,018
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivative instruments arising during the period (net of $109 and ($16) tax effect, respectively)	318	(46)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($48) and ($88) tax effect, respectively)	(144)	(255)
Net change in unrealized gains (losses) on derivative instruments, net of tax	462	209
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($4) and($5) tax effect, respectively)	(14)	(14)
Net change from defined benefit pension plans and other post employment benefits, net of tax	14	14
Other comprehensive income, net of tax	1,259	918
Comprehensive income	$2,881	$2,277
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited),

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2024	2	$1,659	924	$10	$11,757	$8,186	$(1,371)	$(2,812)	$17,429	$64
Cumulative effect from change in accounting guidance	—	—	—	—	—	(5)	—	—	(5)	—
Net income	—	—	—	—	—	368	—	—	368	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(412)	(412)	—
Cash dividends declared	—	—	—	—	—	(220)	—	—	(220)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	(6)	—	(102)	—	—	—	(102)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	11	—	—	—	11	—
Other	—	—	—	—	—	—	—	—	—	(30)
BALANCE AT MARCH 31, 2024	2	$1,659	918	$10	$11,666	$8,304	$(1,371)	$(3,224)	$17,044	$34

BALANCE AT APRIL 1, 2024	2	$1,659	918	$10	$11,666	$8,304	$(1,371)	$(3,224)	$17,044	$34
Net income	—	—	—	—	—	501	—	—	501	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(41)	(41)	—
Cash dividends declared	—	—	—	—	—	(220)	—	—	(220)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Impact of common stock share repurchases	—	—	(4)	—	(87)	—	—	—	(87)	—
Impact of common stock transactions under compensation plans, net	—	—	1	—	(4)	—	—	—	(4)	—
Other	—	—	—	—	—	—	—	—	—	$(1)
BALANCE AT JUNE 30, 2024	2	$1,659	915	$10	$11,575	$8,561	$(1,371)	$(3,265)	$17,169	$33

BALANCE AT JULY 1, 2024	2	$1,659	915	$10	$11,575	$8,561	$(1,371)	$(3,265)	$17,169	$33
Net income	—	—	—	—	—	490	—	—	490	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,371	1,371	—
Cash dividends declared	—	—	—	—	—	(229)	—	—	(229)	—
Preferred stock dividends	—	—	—	—	—	(29)	—	—	(29)	—
Net proceeds from issuance of Series F preferred stock	—	489	—	—	—	—	—	—	489	—
Redemption of Series B preferred stock	—	(433)	—	—	(52)	(15)	—	—	(500)	—
Impact of common stock share repurchases	—	—	(4)	—	(101)	—	—	—	(101)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	16	—	—	—	16	—
Other	—	—	—	—	—	—	—	—	—	18
BALANCE AT SEPTEMBER 30, 2024	2	$1,715	911	$10	$11,438	$8,778	$(1,371)	$(1,894)	$18,676	$51

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2025	2	$1,715	909	$9	$11,394	$9,060	$(1,371)	$(2,928)	$17,879	$31
Net income	—	—	—	—	—	490	—	—	490	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	636	636	—
Cash dividends declared	—	—	—	—	—	(226)	—	—	(226)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	(10)	—	(242)	—	—	—	(242)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	9	—	—	—	9	—
Other	—	—	—	—	—	—	—	9	9	6
BALANCE AT MARCH 31, 2025	2	$1,715	899	$9	$11,161	$9,299	$(1,371)	$(2,283)	$18,530	$37

BALANCE AT APRIL 1, 2025	2	$1,715	899	$9	$11,161	$9,299	$(1,371)	$(2,283)	$18,530	$37
Net income	—	—	—	—	—	563	—	—	563	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	316	316	—
Cash dividends declared	—	—	—	—	—	(224)	—	—	(224)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Redemption of Series D preferred stock	(1)	(346)	—	—	—	(4)	—	—	(350)	—
Impact of common stock share repurchases	—	—	(7)	—	(144)	—	—	—	(144)	—
Impact of common stock transactions under compensation plans, net	—	—	2	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	3
BALANCE AT JUNE 30, 2025	1	$1,369	894	$9	$11,017	$9,609	$(1,371)	$(1,967)	$18,666	$40

BALANCE AT JULY 1, 2025	1	$1,369	894	$9	$11,017	$9,609	$(1,371)	$(1,967)	$18,666	$40
Net income	—	—	—	—	—	569	—	—	569	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	307	307	—
Cash dividends declared	—	—	—	—	—	(235)	—	—	(235)	—
Preferred stock dividends	—	—	—	—	—	(21)	—	—	(21)	—
Impact of common stock share repurchases	—	—	(10)	—	(251)	—	—	—	(251)	—
Impact of common stock transactions under compensation plans, net	—	—	1	—	14	—	—	—	14	—
Other	—	—	—	—	—	—	—	—	—	6
BALANCE AT SEPTEMBER 30, 2025	1	$1,369	885	$9	$10,780	$9,922	$(1,371)	$(1,660)	$19,049	$46
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
	2025	2024
	(In millions)
Operating activities:
Net income	$1,622	$1,359
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	355	367
Depreciation, amortization and accretion, net	62	123
Securities (gains) losses, net	53	178
Deferred income tax expense	105	33
Originations and purchases of loans held for sale	(4,034)	(4,443)
Proceeds from sales of loans held for sale	4,177	4,347
(Gain) loss on sale of loans, net	(44)	(43)
Net change in operating assets and liabilities:
Other earning assets	103	(208)
Interest receivable and other assets	282	332
Other liabilities	(173)	(306)
Other	(8)	79
Net cash from operating activities	2,500	1,818
Investing activities:
Proceeds from maturities of debt securities held to maturity	499	31
Proceeds from sales of debt securities available for sale	1,239	3,825
Proceeds from maturities of debt securities available for sale	2,579	2,356
Purchases of debt securities available for sale	(5,949)	(8,074)
Net (payments for) proceeds from bank-owned life insurance	4	14
Proceeds from sales of loans	470	73
Purchases of loans	(307)	(536)
Net change in loans	56	1,792
Purchases of mortgage servicing rights	(27)	(137)
Net purchases of other assets	(200)	(104)
Net cash from investing activities	(1,636)	(760)
Financing activities:
Net change in deposits	2,731	(1,412)
Net change in short-term borrowings	800	1,500
Proceeds from long-term borrowings	—	3,740
Payments on long-term borrowings	(1,250)	(100)
Cash dividends on common stock	(677)	(662)
Cash dividends on preferred stock	(71)	(78)
Net proceeds from issuance of preferred stock	—	489
Payment for redemption of preferred stock	(350)	(500)
Repurchases of common stock	(637)	(290)
Taxes paid related to net share settlement of equity awards	(23)	(25)
Net cash from financing activities	523	2,662
Net change in cash and cash equivalents	1,387	3,720
Cash and cash equivalents at beginning of year	10,712	6,801
Cash and cash equivalents at end of period	$12,099	$10,521
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
A summary of Regions’ tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss, is as follows:

	September 30, 2025	December 31, 2024
	(In millions)
Tax credit investments included in other assets	$1,473	$1,471
Unfunded tax credit commitments included in other liabilities	485	590
Loans and letters of credit commitments	545	663
Funded portion of loans and letters of credit commitments	311	336

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(In millions)
Tax credits and other tax benefits recognized	$57	$59	$169	$175
Tax credit amortization expense included in income tax expense	47	49	142	142
In addition to the investments discussed above, Regions also syndicates affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. The affordable housing funds meet the definition of a VIE. As Regions is not the primary beneficiary, these investments are not consolidated. At September 30, 2025 and December 31, 2024, the value of Regions’ general partnership interest in affordable housing investments was immaterial.

NOTE 3. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	September 30, 2025
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$6,252	$—	$(892)	$5,360	$18	$(63)	$5,315
Commercial agency	409	—	—	409	—	(8)	401
	$6,661	$—	$(892)	$5,769	$18	$(71)	$5,716

Debt securities available for sale:
U.S. Treasury securities	$2,316	$9	$(59)	$2,266			$2,266
Federal agency securities	614	5	(9)	610			610
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,299	185	(765)	18,719			18,719
Commercial agency	4,865	29	(152)	4,742			4,742
Commercial non-agency	92	—	(9)	83			83
Corporate and other debt securities	462	6	(4)	464			464
	$27,650	$234	$(998)	$26,886			$26,886

	December 31, 2024
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$4,663	$—	$(743)	$3,920	$—	$(186)	$3,734
Commercial agency	507	—	—	507	—	(15)	492
	$5,170	$—	$(743)	$4,427	$—	$(201)	$4,226

Debt securities available for sale:
U.S. Treasury securities	$2,088	$2	$(87)	$2,003			$2,003
Federal agency securities	460	1	(17)	444			444
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	20,482	20	(1,557)	18,945			18,945
Commercial agency	4,389	1	(300)	4,090			4,090
Commercial non-agency	92	—	(10)	82			82
Corporate and other debt securities	670	2	(14)	658			658
	$28,183	$26	$(1,985)	$26,224			$26,224
_________
(1)Debt securities held to maturity gross unrealized losses recognized in OCI resulted from transfers of securities available for sale.
The Company utilizes interest rate swap agreements to manage interest rate exposure on certain of the Company's fixed-rate prepayable and non-prepayable debt securities available for sale. See Note 9 for additional information.
The Company reclassified debt securities with an amortized cost, excluding items recognized in OCI, of $1.0 billion in each of the first and second quarters of 2025, for a total of $2.0 billion from available for sale to held to maturity. The Company determined it has both the positive intent and ability to hold these debt securities to maturity. The debt securities were transferred at amortized cost, in addition to the amount of any remaining unrealized holding gain or loss reported in AOCI, and represented a non-cash transaction. OCI included net pre-tax unrealized losses of $153 million and $74 million in the first and second quarters, respectively, at the date of transfer and the offsetting OCI components are being amortized into net interest income over the remaining life of the related debt securities as a yield adjustment, resulting in no impact on future net income.
Debt securities with carrying values of $21.0 billion and $20.9 billion at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$6,252	$5,315
Commercial agency	409	401
	$6,661	$5,716
Debt securities available for sale:
Due in one year or less	$316	$313
Due after one year through five years	1,926	1,897
Due after five years through ten years	1,079	1,061
Due after ten years	73	71
Mortgage-backed securities:
Residential agency	19,299	18,719
Commercial agency	4,865	4,742
Commercial non-agency	92	83
	$27,650	$26,886
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2025 and December 31, 2024. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below compares the debt securities' original amortized cost to its current estimated fair value. All debt securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	September 30, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$197	$(1)	$5,118	$(937)	$5,315	$(938)
Commercial agency	—	—	401	(8)	401	(8)
	$197	$(1)	$5,519	$(945)	$5,716	$(946)

Debt securities available for sale:
U.S Treasury securities	$551	$(7)	$1,031	$(52)	$1,582	$(59)
Federal agency securities	234	(1)	138	(8)	372	(9)
Mortgage-backed securities:
Residential agency	1,193	(13)	8,144	(752)	9,337	(765)
Commercial agency	—	—	2,430	(152)	2,430	(152)
Commercial non-agency	—	—	84	(9)	84	(9)
Corporate and other debt securities	—	—	182	(4)	182	(4)
	$1,978	$(21)	$12,009	$(977)	$13,987	$(998)

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$3,734	$(929)	$3,734	$(929)
Commercial agency	—	—	492	(15)	492	(15)
	$—	$—	$4,226	$(944)	$4,226	$(944)

Debt securities available for sale:
U.S. Treasury securities	$612	$(14)	$1,033	$(73)	$1,645	$(87)
Federal agency securities	155	(3)	195	(14)	350	(17)
Mortgage-backed securities:
Residential agency	8,012	(203)	9,605	(1,354)	17,617	(1,557)
Commercial agency	1,043	(35)	2,991	(265)	4,034	(300)
Commercial non-agency	—	—	82	(10)	82	(10)
Corporate and other debt securities	59	(1)	397	(13)	456	(14)
	$9,881	$(256)	$14,303	$(1,729)	$24,184	$(1,985)
The number of individual debt security positions in an unrealized loss position in the tables above decreased to 1,405 at September 30, 2025 from 1,722 at December 31, 2024. The decrease in the total amount of unrealized losses was impacted by changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. At September 30, 2025, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost bases, which may be at maturity.
The following table presents gross realized gains and gross realized losses on sales of debt securities available for sale.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(In millions)
Gross realized gains	$—	$14	$1	$14
Gross realized losses	(27)	(92)	(54)	(192)
Securities gains (losses), net	$(27)	$(78)	$(53)	$(178)
The cost of debt securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, including credit-related impairment, impairment identified by management was immaterial for both the three and nine months ended September 30, 2025 and 2024.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	September 30, 2025	December 31, 2024
	(In millions)
Commercial and industrial	$49,234	$49,671
Commercial real estate mortgage—owner-occupied	4,835	4,841
Commercial real estate construction—owner-occupied	285	333
Total commercial	54,354	54,845
Commercial investor real estate mortgage	7,122	6,567
Commercial investor real estate construction	1,948	2,143
Total investor real estate	9,070	8,710
Residential first mortgage	19,881	20,094
Home equity lines	3,209	3,150
Home equity loans	2,340	2,390
Consumer credit card	1,437	1,445
Other consumer (1)	5,834	6,093
Total consumer	32,701	33,172
Total loans, net of unearned income	$96,125	$96,727
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
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for three and nine months ended September 30, 2025, and 2024.

	Three Months Ended September 30, 2025
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2025	$747	$234	$631	$1,612
Provision for loan losses	86	(47)	65	104
Loan losses:
Charge-offs	(58)	(34)	(68)	(160)
Recoveries	11	2	12	25
Net loan losses	(47)	(32)	(56)	(135)
Allowance for loan losses, September 30, 2025	786	155	640	1,581
Reserve for unfunded credit commitments, July 1, 2025	99	13	19	131
Provision for unfunded credit commitments	3	(3)	1	1
Reserve for unfunded credit commitments, September 30, 2025	102	10	20	132
Allowance for credit losses, September 30, 2025	$888	$165	$660	$1,713

	Three Months Ended September 30, 2024
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2024	$736	$233	$652	$1,621
Provision for loan losses	47	10	46	103
Loan losses:
Charge-offs	(71)	(12)	(60)	(143)
Recoveries	15	—	11	26
Net loan losses	(56)	(12)	(49)	(117)
Allowance for loan losses, September 30, 2024	727	231	649	1,607
Reserve for unfunded credit commitments, July 1, 2024	85	8	18	111
Provision for unfunded credit commitments	8	2	—	10
Reserve for unfunded credit commitments, September 30, 2024	93	10	18	121
Allowance for credit losses, September 30, 2024	$820	$241	$667	$1,728

	Nine Months Ended September 30, 2025
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2025	$743	$240	$630	$1,613
Provision for loan losses	197	(29)	171	339
Loan losses:
Charge-offs	(187)	(58)	(193)	(438)
Recoveries	33	2	32	67
Net loan losses	(154)	(56)	(161)	(371)
Allowance for loan losses, September 30, 2025	786	155	640	1,581
Reserve for unfunded credit commitments, January 1, 2025	91	7	18	116
Provision for (benefit from) unfunded credit losses	11	3	2	16
Reserve for unfunded credit commitments, September 30, 2025	102	10	20	132
Allowance for credit losses, September 30, 2025	$888	$165	$660	$1,713

	Nine Months Ended September 30, 2024
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2024	$722	$192	$662	$1,576
Provision for loan losses	166	54	150	370
Loan losses:
Charge-offs	(194)	(17)	(196)	(407)
Recoveries	33	2	33	68
Net loan losses	(161)	(15)	(163)	(339)
Allowance for loan losses, September 30, 2024	727	231	649	1,607
Reserve for unfunded credit commitments, January 1, 2024	92	13	19	124
Provision for (benefit from) unfunded credit losses	1	(3)	(1)	(3)
Reserve for unfunded credit commitments, September 30, 2024	93	10	18	121
Allowance for credit losses, September 30, 2024	$820	$241	$667	$1,728

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
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale and gross charge-offs, by vintage year as of September 30, 2025 and December 31, 2024. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals that are categorized as new credit decisions reflect the renewal date as the vintage date. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2024 for more information regarding Regions' credit quality indicators.

	September 30, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$7,784	$6,535	$3,131	$4,193	$2,100	$3,762	$19,381	$—	$301	$47,187
Special Mention	43	57	182	45	35	12	232	—	—	606
Substandard Accrual	111	54	155	159	14	17	407	—	—	917
Non-accrual	48	96	126	44	33	29	148	—	—	524
Total commercial and industrial	$7,986	$6,742	$3,594	$4,441	$2,182	$3,820	$20,168	$—	$301	$49,234

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$554	$720	$614	$750	$690	$1,053	$111	$—	$(6)	$4,486
Special Mention	4	7	6	39	28	58	1	—	—	143
Substandard Accrual	31	26	12	21	35	37	3	—	—	165
Non-accrual	1	3	2	3	13	19	—	—	—	41
Total commercial real estate mortgage—owner-occupied:	$590	$756	$634	$813	$766	$1,167	$115	$—	$(6)	$4,835

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$63	$42	$33	$31	$23	$46	$13	$—	$—	$251
Special Mention	—	8	—	8	—	—	—	—	—	16
Substandard Accrual	5	10	—	—	—	2	—	—	—	17
Non-accrual	—	—	—	—	—	1	—	—	—	1
Total commercial real estate construction—owner-occupied:	$68	$60	$33	$39	$23	$49	$13	$—	$—	$285

Total commercial	$8,644	$7,558	$4,261	$5,293	$2,971	$5,036	$20,296	$—	$295	$54,354

	September 30, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)

Commercial investor real estate mortgage:
Risk rating:
Pass	$2,192	$1,010	$591	$1,063	$367	$203	$521	$—	$(5)	$5,942
Special Mention	157	—	98	178	3	2	—	—	—	438
Substandard Accrual	216	46	—	160	98	28	57	—	—	605
Non-accrual	15	69	—	44	—	9	—	—	—	137
Total commercial investor real estate mortgage	$2,580	$1,125	$689	$1,445	$468	$242	$578	$—	$(5)	$7,122

Commercial investor real estate construction:
Risk rating:
Pass	$180	$528	$301	$177	$—	$1	$700	$—	$(11)	$1,876
Special Mention	—	7	—	42	—	—	—	—	—	49
Substandard Accrual	—	—	—	—	—	—	23	—	—	23
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$180	$535	$301	$219	$—	$1	$723	$—	$(11)	$1,948

Total investor real estate	$2,760	$1,660	$990	$1,664	$468	$243	$1,301	$—	$(16)	$9,070

Residential first mortgage:
FICO scores:
Above 720	$932	$1,212	$1,799	$2,578	$3,785	$6,132	$—	$—	$—	$16,438
681-720	72	95	160	207	255	471	—	—	—	1,260
620-680	35	49	80	124	138	372	—	—	—	798
Below 620	6	38	97	164	169	534	—	—	—	1,008
Data not available	25	27	15	14	31	93	2	—	170	377
Total residential first mortgage	$1,070	$1,421	$2,151	$3,087	$4,378	$7,602	$2	$—	$170	$19,881
Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,425	$59	—	$2,484
681-720	—	—	—	—	—	—	343	12	—	355
620-680	—	—	—	—	—	—	198	14	—	212
Below 620	—	—	—	—	—	—	116	9	—	125
Data not available	—	—	—	—	—	—	1	—	32	33
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,083	$94	$32	$3,209

Home equity loans:
FICO scores:
Above 720	$245	$277	$217	$267	$286	$524	$—	$—	$—	$1,816
681-720	46	44	34	43	33	62	—	—	—	262
620-680	14	20	19	22	21	54	—	—	—	150
Below 620	1	8	13	16	16	43	—	—	—	97
Data not available	—	—	—	—	—	—	—	—	15	15
Total home equity loans	$306	$349	$283	$348	$356	$683	$—	$—	$15	$2,340

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$820	$—	$—	$820
681-720	—	—	—	—	—	—	276	—	—	276
620-680	—	—	—	—	—	—	238	—	—	238
Below 620	—	—	—	—	—	—	119	—	—	119
Data not available	—	—	—	—	—	—	5	—	(21)	(16)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,458	$—	$(21)	$1,437

	September 30, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Other consumer(2):
FICO scores:
Above 720	$577	$671	$841	$1,167	$352	$362	$113	$—	$—	$4,083
681-720	94	117	150	232	77	66	60	—	—	796
620-680	47	69	85	163	53	46	48	—	—	511
Below 620	10	25	49	109	36	28	31	—	—	288
Data not available	79	3	4	9	5	143	—	—	(87)	156
Total other consumer	$807	$885	$1,129	$1,680	$523	$645	$252	$—	$(87)	$5,834

Total consumer loans	$2,183	$2,655	$3,563	$5,115	$5,257	$8,930	$4,795	$94	$109	$32,701

Total Loans	$13,587	$11,873	$8,814	$12,072	$8,696	$14,209	$26,392	$94	$388	$96,125

	December 31, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$8,285	$4,798	$6,295	$3,284	$1,526	$3,446	$19,165	$—	$114	$46,913
Special Mention	59	309	173	61	3	41	460	—	—	1,106
Substandard Accrual	81	179	255	79	32	84	534	—	—	1,244
Non-accrual	48	90	124	37	5	6	98	—	—	408
Total commercial and industrial	$8,473	$5,376	$6,847	$3,461	$1,566	$3,577	$20,257	$—	$114	$49,671

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$794	$695	$796	$785	$522	$808	$87	$—	$(5)	$4,482
Special Mention	5	21	57	33	9	57	2	—	—	184
Substandard Accrual	4	6	37	40	15	33	3	—	—	138
Non-accrual	2	2	5	14	4	9	1	—	—	37
Total commercial real estate mortgage—owner-occupied:	$805	$724	$895	$872	$550	$907	$93	$—	$(5)	$4,841

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$131	$54	$38	$30	$20	$37	$7	$—	$—	$317
Special Mention	—	6	1	—	—	—	—	—	—	7
Substandard Accrual	—	—	3	—	1	—	—	—	—	4
Non-accrual	—	—	—	—	1	4	—	—	—	5
Total commercial real estate construction—owner-occupied:	$131	$60	$42	$30	$22	$41	$7	$—	$—	$333
Total commercial	$9,409	$6,160	$7,784	$4,363	$2,138	$4,525	$20,357	$—	$109	$54,845

Commercial investor real estate mortgage:
Risk rating:
Pass	$1,598	$464	$1,753	$747	$322	$125	$314	$—	$(2)	$5,321
Special Mention	173	12	209	30	11	1	4	—	—	440
Substandard Accrual	76	—	131	39	28	2	107	—	—	383
Non-accrual	167	93	113	—	—	50	—	—	—	423
Total commercial investor real estate mortgage	$2,014	$569	$2,206	$816	$361	$178	$425	$—	$(2)	$6,567

	December 31, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2024	2023	2022	2021	2020	Prior

Commercial investor real estate construction:
Risk rating:
Pass	$300	$380	$443	$—	$—	$2	$694	$—	$(13)	$1,806
Special Mention	—	32	218	—	—	—	76	—	—	326
Substandard Accrual	—	—	—	—	—	—	11	—	—	11
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$300	$412	$661	$—	$—	$2	$781	$—	$(13)	$2,143
Total investor real estate	$2,314	$981	$2,867	$816	$361	$180	$1,206	$—	$(15)	$8,710

Residential first mortgage:
FICO scores:
Above 720	$1,111	$1,967	$2,742	$4,055	$4,004	$2,730	$—	$—	$—	$16,609
681-720	107	185	253	289	222	305	—	—	—	1,361
620-680	56	87	141	136	99	283	—	—	—	802
Below 620	15	73	138	150	100	419	—	—	—	895
Data not available	29	31	16	41	46	90	2	—	172	427
Total residential first mortgage	$1,318	$2,343	$3,290	$4,671	$4,471	$3,827	$2	$—	$172	$20,094

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,341	$48	$—	$2,389
681-720	—	—	—	—	—	—	339	12	—	351
620-680	—	—	—	—	—	—	176	11	—	187
Below 620	—	—	—	—	—	—	96	7	—	103
Data not available	—	—	—	—	—	—	81	5	34	120
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,033	$83	$34	$3,150

Home equity loans:
FICO scores:
Above 720	$328	$263	$308	$329	$163	$472	$—	$—	$—	$1,863
681-720	51	40	49	39	16	56	—	—	—	251
620-680	18	19	23	21	9	48	—	—	—	138
Below 620	3	7	14	13	5	37	—	—	—	79
Data not available	1	1	4	7	4	26	—	—	16	59
Total home equity loans	$401	$330	$398	$409	$197	$639	$—	$—	$16	$2,390

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$847	$—	$—	$847
681-720	—	—	—	—	—	—	270		—	270
620-680	—	—	—	—	—	—	224	—	—	224
Below 620	—	—	—	—	—	—	108	—	—	108
Data not available	—	—	—	—	—	—	18	—	(22)	(4)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,467	$—	$(22)	$1,445

	December 31, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2024	2023	2022	2021	2020	Prior
Other consumer(2):
FICO scores:
Above 720	$898	$1,016	$1,337	$417	$232	$213	$117	$—	$—	$4,230
681-720	160	191	275	97	49	40	62	—	—	874
620-680	82	111	191	64	31	25	50	—	—	554
Below 620	16	47	117	43	19	17	31	—	—	290
Data not available	71	4	10	6	5	155	2	—	(108)	145
Total other consumer	$1,227	$1,369	$1,930	$627	$336	$450	$262	$—	$(108)	$6,093

Total consumer loans	$2,946	$4,042	$5,618	$5,707	$5,004	$4,916	$4,764	$83	$92	$33,172

Total Loans	$14,669	$11,183	$16,269	$10,886	$7,503	$9,621	$26,327	$83	$186	$96,727
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
The following tables present gross charge-offs by vintage year for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30, 2025
	Term Loans						Revolving Loans	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Commercial and industrial	$1	$22	$26	$51	$8	$2	$74	$184
Commercial real estate mortgage—owner-occupied	—	—	—	—	1	2	—	3
Total commercial	1	22	26	51	9	4	74	187
Commercial investor real estate mortgage	3	19	23	7	—	5	1	58
Total investor real estate	3	19	23	7	—	5	1	58
Residential first mortgage	—	—	—	2	—	—	—	2
Home equity lines	—	—	—	—	—	—	1	1
Consumer credit card	—	—	—	—	—	—	50	50
Other consumer(1)	32	20	20	34	12	14	8	140
Total consumer	32	20	20	36	12	14	59	193
Total gross charge-offs	$36	$61	$69	$94	$21	$23	$134	$438

	Nine Months Ended September 30, 2024
	Term Loans						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial	$6	$52	$51	$12	$6	$9	$56	$192
Commercial real estate mortgage—owner-occupied	—	—	—	1	—	1	—	2
Total commercial	6	52	51	13	6	10	56	194
Commercial investor real estate mortgage	—	—	6	5	—	6	—	17
Total investor real estate	—	—	6	5	—	6	—	17
Residential first mortgage	—	—	—	—	—	1	—	1
Home equity lines	—	—	—	—	—	—	3	3
Consumer credit card	—	—	—	—	—	—	47	47
Other consumer(1)	28	30	46	15	7	12	7	145
Total consumer	28	30	46	15	7	13	57	196
Total gross charge-offs	$34	$82	$103	$33	$13	$29	$113	$407
______
(1)Other consumer class includes overdraft gross charge-offs. The majority of overdraft gross charge-offs for the nine months ended September 30, 2025 and 2024 are included in the current vintage year. Starting in 2025, other consumer loans also includes exit portfolios, which were previously presented separately. The portfolio consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of September 30, 2025 and December 31, 2024. Loans on non-accrual status with no related allowance totaled $173 million and $119 million and were comprised of commercial and investor real estate loans at September 30, 2025 and December 31, 2024, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	September 30, 2025
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$43	$20	$4	$67	$48,710	$524	$49,234
Commercial real estate mortgage—owner-occupied	7	3	2	12	4,794	41	4,835
Commercial real estate construction—owner-occupied	—	—	—	—	284	1	285
Total commercial	50	23	6	79	53,788	566	54,354
Commercial investor real estate mortgage	28	—	—	28	6,985	137	7,122
Commercial investor real estate construction	—	—	—	—	1,948	—	1,948
Total investor real estate	28	—	—	28	8,933	137	9,070
Residential first mortgage	119	75	132	326	19,857	24	19,881
Home equity lines	20	8	14	42	3,185	24	3,209
Home equity loans	9	5	7	21	2,333	7	2,340
Consumer credit card	12	8	20	40	1,437	—	1,437
Other consumer(1)	44	24	23	91	5,834	—	5,834
Total consumer	204	120	196	520	32,646	55	32,701
	$282	$143	$202	$627	$95,367	$758	$96,125

	December 31, 2024
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$51	$18	$7	$76	$49,263	$408	$49,671
Commercial real estate mortgage—owner-occupied	4	1	1	6	4,804	37	4,841
Commercial real estate construction—owner-occupied	—	—	—	—	328	5	333
Total commercial	55	19	8	82	54,395	450	54,845
Commercial investor real estate mortgage	—	—	—	—	6,144	423	6,567
Commercial investor real estate construction	—	—	—	—	2,143	—	2,143
Total investor real estate	—	—	—	—	8,287	423	8,710
Residential first mortgage	139	78	143	360	20,071	23	20,094
Home equity lines	15	9	16	40	3,124	26	3,150
Home equity loans	11	6	7	24	2,384	6	2,390
Consumer credit card	11	9	20	40	1,445	—	1,445
Other consumer(1)	51	26	27	104	6,093	—	6,093
Total consumer	227	128	213	568	33,117	55	33,172
	$282	$147	$221	$650	$95,799	$928	$96,727
_____
(1) Starting in 2025, other consumer loans also includes exit portfolios, which were previously presented separately. The portfolio consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.
At September 30, 2025 and December 31, 2024, the Company had collateral-dependent commercial loans of $381 million and $264 million, respectively. At September 30, 2025 and December 31, 2024, the Company had collateral-dependent investor real estate loans of $134 million and $323 million, respectively. The collateral for commercial and investor real estate loans generally consists of all business assets including real estate, receivables and equipment. At September 30, 2025 and December 31, 2024, the Company had collateral-dependent residential mortgage and home equity loans and lines totaling $117 million and $115 million, respectively. The collateral for these loans are secured by residential real estate. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional details for the criteria of collateral-dependent loans.

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
For each portfolio segment and class, the following tables present the end of period balances of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification in the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
	Term Extension		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$27	0.06%	$—	—%	$27	0.06%
Commercial real estate mortgage—owner-occupied	3	0.05%	—	—%	3	0.05%
Total commercial	30	0.05%	—	—%	30	0.06%
Residential first mortgage	50	0.25%	5	0.02%	55	0.28%
Home equity lines	—	—%	2	0.05%	2	0.05%
Home equity loans	1	0.03%	1	0.06%	2	0.09%
Total consumer	51	0.15%	8	0.02%	59	0.18%
Total	$81	0.08%	$8	0.01%	$89	0.09%

	Three Months Ended September 30, 2024
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Other		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$21	0.04%	$—	—%	$33	0.07%	$—	—%	$54	0.11%
Commercial real estate mortgage—owner-occupied	2	0.04%	—	—%	—	—%	—	—%	2	0.04%
Total commercial	23	0.04%	—	—%	33	0.06%	—	—%	56	0.10%
Commercial investor real estate mortgage	72	1.10%	—	—%	—	—%	29	0.44%	101	1.54%
Total investor real estate	72	0.82%	—	—%	—	—%	29	0.33%	101	1.14%
Residential first mortgage	37	0.18%	1	0.01%	2	0.01%	—	—%	40	0.20%
Home equity lines	—	—%	—	—%	4	0.13%	—	—%	4	0.13%
Home equity loans	1	0.05%	—	—%	2	0.08%	—	—%	3	0.13%
Total consumer	38	0.11%	1	—%	8	0.02%	—	—%	47	0.14%
Total	$133	0.14%	$1	—%	$41	0.04%	$29	0.03%	$204	0.21%

	Nine Months Ended September 30, 2025
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$105	0.21%	$—	—%	$—	—%	$105	0.21%
Commercial real estate mortgage—owner-occupied	3	0.07%	—	—%	—	—%	3	0.07%
Total commercial	108	0.20%	—	—%	—	—%	108	0.20%
Commercial investor real estate mortgage	77	1.07%	—	—%	—	—%	77	1.07%
Total investor real estate	77	0.84%	—	—%	—	—%	77	0.84%
Residential first mortgage	162	0.81%	3	0.01%	14	0.07%	179	0.90%
Home equity lines	1	0.02%	—	—%	5	0.14%	6	0.17%
Home equity loans	3	0.11%	—	—%	4	0.19%	7	0.30%
Total consumer	166	0.51%	3	0.01%	23	0.07%	192	0.58%
Total	$351	0.36%	$3	—%	$23	0.02%	$377	0.39%

	Nine Months Ended September 30, 2024
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Other		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$51	0.10%	$—	—%	$33	0.07%	$—	—%	$84	0.17%
Commercial real estate mortgage—owner-occupied	4	0.08%	—	—%	—	—%	—	—%	4	0.09%
Total commercial	55	0.10%	—	—%	33	0.06%	—	—%	88	0.16%
Commercial investor real estate mortgage	99	1.51%	—	—%	—	—%	29	0.44%	128	1.95%
Total investor real estate	99	1.13%	—	—%	—	—%	29	0.33%	128	1.46%
Residential first mortgage	115	0.57%	2	0.01%	4	0.02%	—	—%	121	0.60%
Home equity lines	—	0.01%	—	—%	7	0.21%	—	—%	7	0.22%
Home equity loans	3	0.13%	—	—%	6	0.24%	—	—%	9	0.37%
Total consumer	118	0.36%	2	0.01%	17	0.05%	—	—%	137	0.41%
Total	$272	0.28%	$2	—%	$50	0.05%	$29	0.03%	$353	0.36%
____
(1) Amounts calculated based upon whole dollar values.
The end of period balance of unfunded commitments related to modifications to troubled borrowers was $118 million and $71 million at September 30, 2025 and December 31, 2024, respectively.
The following tables present the financial impact of modifications to troubled borrowers during the three and nine months ended September 30, 2025 and 2024 by class of financing receivable and the type of modification. The tables include new modifications to troubled borrowers, as well as renewals of existing modifications to troubled borrowers.

	Three Months Ended September 30, 2025
	Term Extension	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	0.92	—	—
Commercial real estate mortgage—owner-occupied	0.75	—	—
Residential first mortgage	6	6	less than 1%
Home equity lines	—	25	1%
Home equity loans	7	21	3%

	Three Months Ended September 30, 2024
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	1.08	—	1.17	less than 2%
Commercial real estate mortgage—owner-occupied	1.42	—	—	—
Commercial investor real estate construction	0.17	—	—	—
Residential first mortgage	7	0.42	4	less than 1%
Home equity lines	—	—	24	2%
Home equity loans	16	—	24	3%

	Nine Months Ended September 30, 2025
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	0.75	—	—	—
Commercial real estate mortgage—owner-occupied	1.75	—	—	—
Commercial investor real estate mortgage	0.67	—	—	—
Residential first mortgage	7	0.67	5	less than 1%
Home equity lines	29	—	26	1%
Home equity loans	11	—	21	3%

	Nine Months Ended September 30, 2024
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	1.83	—	1.17	less than 2%
Commercial real estate mortgage—owner-occupied	1.00	—	—	—
Commercial investor real estate mortgage	0.75	—	—	—
Residential first mortgage	7	0.5	5	less than 1%
Home equity lines	—	—	23	2%
Home equity loans	12	—	25	2%
In addition to the financial impacts in the table above, during the three and nine months ended September 30, 2024, the Company had an other modification type in which a commercial investor real estate loan was modified from amortizing to an interest-only structure. Under this structure the interest was extended for an average of two months and principal payments were deferred.

The following tables include the end of period balances of aging and non-accrual performance for modifications to troubled borrowers modified in the previous twelve-month period by portfolio segment and class as of September 30, 2025 and September 30, 2024.

	September 30, 2025
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$77	$—	$—	$34	$111
Commercial real estate mortgage—owner-occupied	3	—	—	1	4
Total commercial	80	—	—	35	115
Commercial investor real estate mortgage	82	—	—	53	135
Total investor real estate	82	—	—	53	135
Residential first mortgage	155	39	17	7	218
Home equity lines	6	—	—	2	8
Home equity loans	8	—	—	3	11
Total consumer	169	39	17	12	237
	$331	$39	$17	$100	$487

	September 30, 2024
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$101	$—	$—	$46	$147
Commercial real estate mortgage—owner-occupied	3	—	—	2	5
Total commercial	104	—	—	48	152
Commercial investor real estate mortgage	103	27	—	134	264
Total investor real estate	103	27	—	134	264
Residential first mortgage	106	20	11	5	142
Home equity lines	7	—	—	1	8
Home equity loans	8	1	—	1	10
Total consumer	121	21	11	7	160
	$328	$48	$11	$189	$576
For modifications to troubled borrowers, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified as non-accrual status during the reporting period. Loans defaulted during the three and nine month periods ended September 30, 2025 that were restructured as modifications to troubled borrowers during the previous twelve months had period-end balances of $26 million and $74 million, respectively. Loans defaulted during the three and nine month periods ended September 30, 2024 that were restructured as modifications to troubled borrowers during the previous twelve months had period-end balances of $49 million and $183 million, respectively.

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(In millions)
Carrying value, beginning of period	$988	$1,020	$1,007	$906
Additions	7	8	20	20
Purchases (1)	8	4	26	134
Increase (decrease) in fair value(2):
Due to change in valuation inputs or assumptions	1	(28)	7	4
Economic amortization associated with borrower repayments (3)	(28)	(33)	(84)	(93)
Carrying value, end of period	$976	$971	$976	$971
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	September 30
	2025	2024
	(Dollars in millions)
Unpaid principal balance	$65,572	$68,361
Weighted-average CPR (%)	7.7%	9.0%
Estimated impact on fair value of a 10% increase	$(36)	$(46)
Estimated impact on fair value of a 20% increase	$(69)	$(87)
Option-adjusted spread (basis points)	495	496
Estimated impact on fair value of a 10% increase	$(22)	$(21)
Estimated impact on fair value of a 20% increase	$(44)	$(43)
Weighted-average coupon interest rate	3.9%	3.8%
Weighted-average remaining maturity (months)	291	298
Weighted-average servicing fee (basis points)	27.5	27.3
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $47 million and $53 million for the three months ended September 30, 2025 and 2024, respectively and $141 million and $143 million for the nine months ended September 30, 2025 and 2024, respectively.
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
The table below presents an analysis of commercial MSRs through non-DUS agency programs under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(In millions)
Carrying value, beginning of period	$93	$90	$97	$81
Additions	3	5	8	16
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	—	(4)	(1)	2
Economic amortization associated with borrower repayments (2)	(5)	(4)	(13)	(12)
Carrying value, end of period	$91	$87	$91	$87
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to commercial MSRs through non-DUS agency programs (excluding related derivative instruments) are as follows:

	September 30
	2025	2024
	(Dollars in millions)
Unpaid principal balance	$8,063	$6,912
Weighted-average CPR (%)	7.6%	8.0%
Estimated impact on fair value of a 10% increase	$(1)	$(1)
Estimated impact on fair value of a 20% increase	$(3)	$(3)
Weighted-average discount rate (%)	8.2%	7.1%
Estimated impact on fair value of a 10% increase	$(3)	$(2)
Estimated impact on fair value of a 20% increase	$(5)	$(4)
Weighted-average coupon interest rate	4.9%	4.6%
Weighted-average remaining maturity (months)	144	154
Weighted-average servicing fee (basis points)	24.7	27.6
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

Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of commercial mortgage loans through the agency programs totaled $6 million for both the three months ended September 30, 2025 and 2024 and $19 million and $18 million for the nine months ended September 30, 2025 and 2024, respectively.
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
The table below presents an analysis of commercial DUS MSRs under the amortization measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(In millions)
Carrying value, beginning of period	$91	$85	$90	$87
Additions	4	5	14	12
Economic amortization associated with borrower repayments (1)	(5)	(4)	(14)	(13)
Carrying value, end of period	$90	$86	$90	$86
________
(1)Economic amortization associated with borrower repayments includes both total loan payoffs as well as partial paydowns.
Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS MSRs was approximately $112 million at September 30, 2025 and $117 million at December 31, 2024.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $7 million and $6 million for three months ended September 30, 2025 and 2024, respectively and $20 million and $19 million for the nine months ended September 30, 2025 and 2024, respectively.
NOTE 6. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										September 30, 2025	December 31, 2024
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series C	4/30/2019	5/15/2029	5.700%	(2)	$500	1,000	25	1/40th	500,000	$490	$490
Series D(3)	6/5/2020	6/15/2025	5.750%		—	100,000	1,000	1/100th	—	—	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
Series F	7/29/2024	9/15/2029	6.950%	(4)	500	1,000	25	1/40th	500,000	489	489
					$1,400				1,400,000	$1,369	$1,715
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
(3)Prior to the shares' full redemption on June 16, 2025, dividends were paid quarterly at an annual rate equal to 5.750%.
(4)Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning on September 15, 2024, 6.950% and (ii) for each period beginning on or after September 15, 2029, the five-year Treasury rate as of the most recent reset dividend determination date plus 2.771%.
All series of preferred stock have no stated maturity and redemption is solely at Regions' option, subject to regulatory approval, in whole, or in part, after the earliest redemption date or in whole, but not in part, at any time following a regulatory capital treatment event for the Series C, Series E, and Series F preferred stock.

The Board declared a total of $71 million and $78 million in cash dividends on preferred stock in the nine months ended September 30, 2025 and 2024, respectively.
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
COMMON STOCK
The Company's results of the 2024 stress test from the Federal Reserve reflect that the Company exceeded all minimum capital levels and the Company's SCB was floored at 2.5 percent from the fourth quarter of 2024 through the third quarter of 2025. As a Category IV bank, Regions was not required to participate in the 2025 stress test. However, the Company did receive results from the Federal Reserve during the second quarter of 2025 and from the fourth quarter of 2025 through the third quarter of 2026, the Company's SCB will remain at 2.5 percent.
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024 and was subsequently extended on December 10, 2024 permitting repurchases through the fourth quarter of 2025. As of September 30, 2025, Regions had repurchased approximately 61 million shares of common stock at a total cost of $1.3 billion under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
In the third quarter of 2025, Regions declared a cash dividend of $0.265 per share, a $0.015 increase to the quarterly common stock dividend. Regions declared $0.25 per share in cash dividends for both the first and second quarters of 2025, totaling $0.765 per common share for the nine months ended September 30, 2025 compared $0.73 per common share for the nine months ended September 30, 2024.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(2,631)	$664	$(1,967)
Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(906)	$227	$(679)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	13	(4)	9
Ending balance	$(893)	$223	$(670)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(1,077)	$271	$(806)
Unrealized gains (losses) arising during the period	287	(72)	215
Reclassification adjustments for securities (gains) losses realized in net income (3)	27	(7)	20
Change in AOCI from securities available for sale activity in the period	314	(79)	235
Ending balance	$(763)	$192	$(571)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(121)	$31	$(90)
Unrealized gains (losses) on derivative instruments arising during the period	13	(4)	9
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	65	(16)	49
Change in AOCI from derivative activity in the period	78	(20)	58
Ending balance	$(43)	$11	$(32)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(536)	$135	$(401)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	6	(1)	5
Ending balance	$(530)	$134	$(396)
Total other comprehensive income	411	(104)	307
Total accumulated other comprehensive income (loss), end of period	$(2,220)	$560	$(1,660)

	Three Months Ended September 30, 2024
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,379)	$1,114	$(3,265)
Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(8)	$1	$(7)
Unrealized gains (losses) on securities transferred from available for sale during the period	(436)	111	(325)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	1	—	1
Change in AOCI from securities held to maturity activity in the period	(435)	111	(324)
Ending balance	$(443)	$112	$(331)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,074)	$783	$(2,291)
Unrealized (gains) losses on securities transferred to held to maturity during the period	436	(111)	325
Unrealized gains (losses) arising during the period	1,168	(298)	870
Reclassification adjustments for securities (gains) losses realized in net income (3)	78	(20)	58
Change in AOCI from securities available for sale activity in the period	1,682	(429)	1,253
Ending balance	$(1,392)	$354	$(1,038)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(703)	$179	$(524)
Unrealized gains (losses) on derivative instruments arising during the period	475	(121)	354
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	110	(28)	82
Change in AOCI from derivative activity in the period	585	(149)	436
Ending balance	$(118)	$30	$(88)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(594)	$151	$(443)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	7	(1)	6
Ending balance	$(587)	$150	$(437)
Total other comprehensive income	1,839	(468)	1,371
Total accumulated other comprehensive income (loss), end of period	$(2,540)	$646	$(1,894)

	Nine Months Ended September 30, 2025
	Pre-tax AOCI Activity	Tax Effect and Other (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,912)	$984	$(2,928)
Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(744)	$188	$(556)
Unrealized gains (losses) on securities transferred from available for sale during the period	(227)	57	(170)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	78	(22)	56
Change in AOCI from securities held to maturity activity in the period	(149)	35	(114)
Ending balance	$(893)	$223	$(670)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(1,958)	$490	$(1,468)
Unrealized (gains) losses on securities transferred to held to maturity during the period	227	(57)	170
Unrealized gains (losses) arising during the period	915	(228)	687
Reclassification adjustments for securities (gains) losses realized in net income (3)	53	(13)	40
Change in AOCI from securities available for sale activity in the period	1,195	(298)	897
Ending balance	$(763)	$192	$(571)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(662)	$168	$(494)
Unrealized gains (losses) on derivative instruments arising during the period	427	(109)	318
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	192	(48)	144
Change in AOCI from derivative activity in the period	619	(157)	462
Ending balance	$(43)	$11	$(32)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(548)	$138	$(410)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	18	(4)	14
Ending balance	$(530)	$134	$(396)
Total other comprehensive income	1,683	(424)	1,259
Other	9	—	9
Total accumulated other comprehensive income (loss), end of period	$(2,220)	$560	$(1,660)

	Nine Months Ended September 30, 2024
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,773)	$961	$(2,812)
Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(9)	$1	$(8)
Unrealized gains (losses) on securities transferred from available for sale during the period	(436)	111	(325)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	2	—	2
Change in AOCI from securities held to maturity activity in the period	(434)	111	(323)
Ending balance	$(443)	$112	$(331)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(2,759)	$703	$(2,056)
Unrealized (gains) losses on securities transferred to held to maturity during the period	436	(111)	325
Unrealized gains (losses) arising during the period	753	(193)	560
Reclassification adjustments for securities (gains) losses realized in net income (3)	178	(45)	133
Change in AOCI from securities available for sale activity in the period	1,367	(349)	1,018
Ending balance	$(1,392)	$354	$(1,038)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(399)	$102	$(297)
Unrealized gains (losses) on derivative instruments arising during the period	(62)	16	(46)
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	343	(88)	255
Change in AOCI from derivative activity in the period	281	(72)	209
Ending balance	$(118)	$30	$(88)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(606)	$155	$(451)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	19	(5)	14
Ending balance	$(587)	$150	$(437)
Total other comprehensive income	1,233	(315)	918
Total accumulated other comprehensive income (loss), end of period	$(2,540)	$646	$(1,894)
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
NOTE 7. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(In millions, except per share data)
Numerator:
Net income	$569	$490	$1,622	$1,359
Preferred stock dividends and other (1)	(21)	(44)	(75)	(93)
Net income available to common shareholders	$548	$446	$1,547	$1,266
Denominator:
Weighted-average common shares outstanding—basic	$890	$914	$898	$917
Potential common shares	4	4	4	2
Weighted-average common shares outstanding—diluted	$894	$918	$902	$919
Earnings per common share:
Basic	$0.62	$0.49	$1.72	$1.38
Diluted	$0.61	$0.49	$1.72	$1.38
______
(1) Preferred stock dividends and other for the nine months ended September 30, 2025 included $4 million of issuance costs associated with the redemption of Series D preferred shares in the second quarter of 2025. Preferred stock dividends and other for the three and nine months ended September 30, 2024 included $15 million of issuance costs associated with the redemption of Series B preferred shares in the third quarter of 2024. See Note 6 for additional information.

The effects from the assumed exercise of restricted stock units and performance stock units totaling 4 million for both the three and nine months ended September 30, 2025 were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
Net periodic pension cost included the following components:

	Three Months Ended September 30
	Qualified Plans		Non-qualified Plans		Total
	2025	2024	2025	2024	2025	2024
	(In millions)
Service cost	$4	$6	$1	$—	$5	$6
Interest cost	21	21	1	2	22	23
Expected return on plan assets	(30)	(31)	—	—	(30)	(31)
Amortization of actuarial loss	6	7	—	—	6	7
Net periodic pension cost	$1	$3	$2	$2	$3	$5

	Nine Months Ended September 30
	Qualified Plans		Non-qualified Plans		Total
	2025	2024	2025	2024	2025	2024
	(In millions)
Service cost	$14	$16	$1	$1	$15	$17
Interest cost	61	62	3	4	64	66
Expected return on plan assets	(92)	(93)	—	—	(92)	(93)
Amortization of actuarial loss	17	18	1	1	18	19
Net periodic pension cost	$—	$3	$5	$6	$5	$9
The service cost component of net periodic pension cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions to qualified plans during the nine months ended September 30, 2025.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the nine months ended September 30, 2025 or 2024.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments:

	September 30, 2025			December 31, 2024
	Notional Amount(1)	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in cash flow hedging relationships:
Interest rate swaps	36,418	133	214	36,660	—	718
Interest rate options	2,000	3	1	2,000	4	6
Total derivatives in cash flow hedging relationships	38,418	136	215	38,660	4	724
Derivatives in fair value hedging relationships:
Interest rate swaps	$7,533	$10	$97	$5,484	$26	$95
Total derivatives designated as hedging instruments	$45,951	$146	$312	$44,144	$30	$819
Derivatives not designated as hedging instruments:
Interest rate swaps	$95,826	$1,080	$1,034	$94,803	$1,608	$1,598
Interest rate options	11,211	19	8	11,005	31	24
Interest rate futures and forward commitments	1,682	8	3	1,247	8	4
Other contracts	14,805	155	140	12,539	139	106
Total derivatives not designated as hedging instruments	$123,524	$1,262	$1,185	$119,594	$1,786	$1,732
Total derivatives	$169,475	$1,408	$1,497	$163,738	$1,816	$2,551

Total gross derivative instruments, before netting		$1,408	$1,497		$1,816	$2,551
Less: Netting adjustments (2)		1,171	1,000		1,703	1,615
Total gross derivative instruments, after netting		$237	$497		$113	$936
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. Includes accrued interest as applicable. The table reflects net notional presentation and gross asset and liability presentation to capture the economic impact of the trades.
(2)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements, and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral. Cash collateral, all of which is included as a netting adjustment, totaled $84 million and $106 million for derivative assets at September 30, 2025 and December 31, 2024, respectively. Cash collateral totaled $115 million and $87 million for derivative liabilities at September 30, 2025 and December 31, 2024, respectively.
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
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay SOFR interest rate swaps and interest rate options. As of September 30, 2025, Regions was hedging its exposure to the variability in future cash flows into 2034.
As of September 30, 2025, cash flow hedges were held at a pre-tax net loss of $43 million, which includes pre-tax net gains of $14 million related to terminated cash flow floors and swaps. Regions expects to reclassify into earnings approximately $111 million in pre-tax losses due to the net receipt/payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $5 million in pre-tax net gains related to the amortization of terminated cash flow floors and swaps.
See Note 6 for the impact of cash flow hedges on the consolidated statements of income regarding the realized gains or (losses) reclassified from AOCI into net income.

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
The following tables present the effect of fair value hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	Three Months Ended September 30, 2025
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$293	$(75)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$7	$(6)
Recognized on derivatives	(7)	6
Recognized on hedged items	7	(6)
Income (expense) recognized on fair value hedges	$7	$(6)

	Three Months Ended September 30, 2024
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings	Deposits
	(In millions)
Total income (expense) presented in the consolidated statements of income	$241	$(85)	$(507)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$2	$(18)	$—
Recognized on derivatives	(8)	39	1
Recognized on hedged items	9	(39)	(1)
Income (expense) recognized on fair value hedges	$3	$(18)	$—

	Nine Months Ended September 30, 2025
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$845	$(237)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$15	$(27)
Recognized on derivatives	(86)	40
Recognized on hedged items	86	(40)
Income (expense) recognized on fair value hedges	$15	$(27)

	Nine Months Ended September 30, 2024
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings	Deposits
	(In millions)
Total income (expense) presented in the consolidated statements of income	$669	$(190)	$(1,504)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$7	$(52)	$(1)
Recognized on derivatives	(2)	45	—
Recognized on hedged items	2	(45)	—
Income (expense) recognized on fair value hedges	$7	$(52)	$(1)
The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	September 30, 2025		December 31, 2024
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Amortized Cost Basis of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Amortized Cost Basis of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale	$8,978	$38	$3,304	$(22)
Long-term borrowings	(2,349)	51	(3,058)	91
Included in the amortized cost basis and hedge accounting basis adjustment of fair value hedges of debt securities available for sale are hedges designated under the portfolio layer method. At September 30, 2025 and December 31, 2024, the Company designated $2.5 billion and $750 million, respectively, as the hedged amount from a closed portfolio of prepayable financial assets with a carrying amount of $6.3 billion and $1.8 billion, respectively. At September 30, 2025, approximately $11 million of the hedge accounting basis adjustments related to active portfolio layer method hedges.
During 2025, the Company terminated fair value hedges related to available for sale debt securities. The terminated hedges had a remaining basis adjustment of $25 million.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The Company holds a portfolio of derivative instruments not designated as accounting hedges, therefore these derivatives are marked-to market through earnings (in capital markets income or mortgage income as appropriate) and included in other assets and other liabilities, as appropriate. Refer to Note 20 "Derivative Financial Instruments and Hedging Activities" in the Annual Report on Form 10-K for the year ended December 31, 2024 for more information regarding these derivative instruments.
The following table presents the location and amount of gain recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2025	2024	2025	2024
	(In millions)
Capital markets income:
Interest rate swaps	$12	$3	$23	$18
Interest rate options	10	15	31	38
Interest rate futures and forward commitments	4	4	12	18
Other contracts	11	12	(10)	17
Total capital markets income	37	34	56	91
Mortgage income:
Interest rate swaps	—	26	12	3
Interest rate options	(2)	(1)	(2)	(2)
Interest rate futures and forward commitments	4	3	4	11
Total mortgage income	2	28	14	12
	$39	$62	$70	$103

CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2025 and 2030. Swap participations, whereby Regions has sold credit protection have maturities between 2026 and 2035. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of September 30, 2025 was approximately $573 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2025 and 2024 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position totaled $47 million at both September 30, 2025 and December 31, 2024, for which Regions had posted collateral of $42 million and $34 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$2,266	$—	$—	$2,266	$2,003	$—	$—	$2,003
Federal agency securities	—	610	—	610	—	444	—	444
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities:
Residential agency	—	18,719	—	18,719	—	18,945	—	18,945
Commercial agency	—	4,742	—	4,742	—	4,090	—	4,090
Commercial non-agency	—	83	—	83	—	82	—	82
Corporate and other debt securities	—	459	5	464	—	655	3	658
Total debt securities available for sale	$2,266	$24,615	$5	$26,886	$2,003	$24,218	$3	$26,224
Loans held for sale	$—	$267	$—	$267	$—	$234	$—	$234
Marketable equity securities in other earning assets	$699	$—	$—	$699	$819	$—	$—	$819
Residential mortgage servicing rights	$—	$—	$976	$976	$—	$—	$1,007	$1,007
Commercial mortgage servicing rights through non-DUS agency programs	$—	$—	$91	$91	$—	$—	$97	$97
Derivative assets (2):
Interest rate swaps	$—	$1,223	$—	$1,223	$—	$1,634	$—	$1,634
Interest rate options	—	14	8	22	—	30	5	35
Interest rate futures and forward commitments	—	8	—	8	—	8	—	8
Other contracts	1	154	—	155	13	126	—	139
Total derivative assets	$1	$1,399	$8	$1,408	$13	$1,798	$5	$1,816
Derivative liabilities (2):
Interest rate swaps	$—	$1,345	$—	$1,345	$—	$2,411	$—	$2,411
Interest rate options	—	9	—	9	—	30	—	30
Interest rate futures and forward commitments	—	3	—	3	—	4	—	4
Other contracts	—	140	—	140	3	103	—	106
Total derivative liabilities	$—	$1,497	$—	$1,497	$3	$2,548	$—	$2,551
Securities sold, but not yet purchased	$17	$—	$—	$17	$147	$—	$—	$147
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
Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. See Note 5 for analyses of activity related to the MSRs for three and nine months ended September 30, 2025 and 2024.
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
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2025 and December 31, 2024. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at September 30, 2025 and December 31, 2024 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	September 30, 2025
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential MSR (1)	$976	Discounted cash flow	Weighted-average CPR (%)	4.0% - 18.7% (7.7%)
			OAS (%)	4.7% - 8.0% (5.0%)
Commercial MSR through non-DUS agency programs (1)	$91	Discounted cash flow	Weighted-average CPR (%)	6.6% - 7.7% (7.6%)
			Discount rate (%)	8.0% - 10.0% (8.2%)
_______
(1)See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential and commercial mortgage servicing rights.

	December 31, 2024
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential MSR (1)	$1,007	Discounted cash flow	Weighted-average CPR (%)	4.6% - 23.1% (8.0%)
			OAS (%)	4.8% -7.7% (5.1%)
Commercial MSR through non-DUS agency programs (1)	$97	Discounted cash flow	Weighted-average CPR (%)	5.4% - 10.6% (7.7%)
			Discount rate (%)	7.0% -8.0% (7.1%)
_______
(1)See Note 6 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2024 for additional disclosures related to assumptions used in the fair value calculations for residential and commercial mortgage servicing rights.
FAIR VALUE OPTION
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale. At September 30, 2025, the aggregate fair value of these loans totaled $253 million compared to aggregate unpaid principal of $247 million. At December 31, 2024, the aggregate fair value of these loans totaled $222 million compared to aggregate unpaid principal of $219 million.
Interest income on residential first mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. Net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three and nine months ended September 30, 2025 and 2024, were immaterial. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both September 30, 2025 and December 31, 2024.
FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE
For financial instruments not recorded at fair value, estimates of fair value are based on relevant market data and information about the instruments. The following tables present the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments not recorded at fair value as of September 30, 2025 and December 31, 2024.

	September 30, 2025					December 31, 2024
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$12,099	$12,099	$12,099	$—	$—	$10,712	$10,712	$10,712	$—	$—
Debt securities held to maturity	5,769	5,716	—	5,716	—	4,427	4,226	—	4,226	—
Loans held for sale	306	306	—	251	55	360	360	—	360	—
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	92,993	90,783	—	—	90,783	93,424	89,907	—	—	89,907
Other earning assets	814	814	—	814	—	797	797	—	797	—
Financial liabilities:
Deposits with no stated maturity(4)	115,432	115,432	—	115,432	—	111,883	111,883	—	111,883	—
Time deposits(4)	14,902	14,891	—	14,891	—	15,720	15,694	—	15,694	—
Short-term borrowings	1,300	1,300	—	1,300	—	500	500	—	500	—
Long-term borrowings	4,785	4,962	—	4,961	1	5,993	6,059	—	6,058	1
Loan commitments and letters of credit	170	170	—	—	170	149	149	—	—	149
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at September 30, 2025 was $2.2 billion or 2.4 percent. The fair value discount on the loan portfolio's net carrying amount at December 31, 2024 was $3.5 billion or 3.8 percent
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.5 billion at September 30, 2025 and $1.7 billion at December 31, 2024.
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

The following tables present financial information, including non-interest income disaggregated by major product category, for each reportable segment:

	Three Months Ended September 30, 2025
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$475	$738	$44	$—	$1,257
Provision for (benefit from) credit losses	84	69	2	(50)	105
Non-interest income:
Service charges on deposit accounts	61	99	—	—	160
Card and ATM fees	10	112	—	—	122
Investment management and trust fee income	—	—	91	—	91
Capital markets income	104	—	—	—	104
Mortgage income	—	38	—	—	38
Investment services fee income	—	—	48	—	48
Commercial credit fee income	28	—	—	—	28
Bank-owned life insurance	—	—	—	25	25
Securities gains (losses), net	—	—	—	(27)	(27)
Market value adjustments on employee benefit assets	—	—	—	12	12
Other miscellaneous income (loss)	61	19	2	(24)	58
Total non-interest income	264	268	141	(14)	659
Non-interest expense:
Salaries and employee benefits	143	184	70	274	671
Equipment and software expense	6	25	—	75	106
Net occupancy expense	6	56	3	7	72
Other expenses (benefits) (1)	165	385	49	(345)	254
Total non-interest expense	320	650	122	11	1,103
Income before income taxes	335	287	61	25	708
Income tax expense (benefit)	84	72	15	(32)	139
Net income	$251	$215	$46	$57	$569
Average assets	$70,567	$37,360	$2,130	$49,032	$159,089

	Three Months Ended September 30, 2024
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$459	$718	$41	$—	$1,218
Provision for (benefit from) credit losses	91	67	2	(47)	$113
Non-interest income (loss):
Service charges on deposit accounts	58	100	—	—	158
Card and ATM fees	11	108	—	(1)	118
Investment management and trust fee income	—	—	85	—	85
Capital markets income	92	—	—	—	92
Mortgage income	—	36	—	—	36
Investment services fee income	—	—	43	—	43
Commercial credit fee income	28	—	—	—	28
Bank-owned life insurance	—	—	—	28	28
Securities gains (losses), net	—	—	—	(78)	(78)
Market value adjustments on employee benefit assets	—	—	—	13	13
Other miscellaneous income (loss)	51	20	2	(24)	49
Total non-interest income (loss)	240	264	130	(62)	572
Non-interest expense:
Salaries and employee benefits	141	178	66	260	645
Equipment and software expense	5	25	—	71	101
Net occupancy expense	7	51	3	8	69
Other expenses (benefits) (1)	166	349	45	(306)	254
Total non-interest expense	319	603	114	33	1,069
Income before income taxes (loss)	289	312	55	(48)	608
Income tax expense (benefit)	73	78	13	(46)	118
Net income (loss)	$216	$234	$42	$(2)	$490
Average assets	$69,364	$37,882	$2,088	$45,333	$154,667

	Nine Months Ended September 30, 2025
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,391	$2,189	$130	$—	$3,710
Provision for (benefit from) credit losses	259	203	5	(112)	355
Non-interest income (loss):
Service charges on deposit accounts	185	285	2	—	472
Card and ATM fees	32	331	—	1	364
Investment management and trust fee income	—	—	267	—	267
Capital markets income	265	1	1	—	267
Mortgage income	—	126	—	—	126
Investment services fee income	—	—	134	—	134
Commercial credit fee income	84	—	—	—	84
Bank-owned life insurance	—	—	—	72	72
Securities gains (losses), net	—	—	—	(53)	(53)
Market value adjustments on employee benefit assets	—	—	—	25	25
Other miscellaneous income (loss)	145	59	3	(70)	137
Total non-interest income (loss)	711	802	407	(25)	1,895
Non-interest expense:
Salaries and employee benefits	425	543	206	780	1,954
Equipment and software expense	15	73	2	219	309
Net occupancy expense	20	164	9	21	214
Other expenses (benefits) (1)	480	1,093	143	(978)	738
Total non-interest expense	940	1,873	360	42	3,215
Income before income taxes	903	915	172	45	2,035
Income (loss) before income taxes	226	229	43	(85)	413
Net income	$677	$686	$129	$130	$1,622
Average assets	$69,879	$37,502	$2,125	$48,482	$157,988

	Nine Months Ended September 30, 2024
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,359	$2,107	$122	$—	$3,588
Provision for (benefit from) credit losses	272	202	6	(113)	367
Non-interest income (loss):
Service charges on deposit accounts	167	287	2	1	457
Card and ATM fees	32	322	1	(1)	354
Investment management and trust fee income	—	—	249	—	249
Capital markets income	249	1	1	—	251
Mortgage income	—	111	—	—	111
Investment services fee income	—	—	120	—	120
Commercial credit fee income	83	—	—	—	83
Bank-owned life insurance	—	—	—	81	81
Securities gains (losses), net	—	—	—	(178)	(178)
Market value adjustments on employee benefit assets	—	—	—	30	30
Other miscellaneous income (loss)	126	59	1	(64)	122
Total non-interest income (loss)	657	780	374	(131)	1,680
Non-interest expense:
Salaries and employee benefits	424	539	194	755	1,912
Equipment and software expense	14	76	2	210	302
Net occupancy expense	20	159	9	23	211
Other expenses (benefit) (1)	492	1,026	128	(867)	779
Total non-interest expense	950	1,800	333	121	3,204
Income (loss) before income taxes	794	885	157	(139)	1,697
Income tax expense (benefit)	199	221	40	(122)	338
Net income (loss)	$595	$664	$117	$(17)	$1,359
Average assets	$69,081	$37,974	$2,059	$43,884	$152,998
___
(1) Other expenses are primarily comprised of outside services, marketing, professional, legal and regulatory expenses, credit and checkcard expenses, and FDIC insurance assessment fees.

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30, 2025	December 31, 2024
	(In millions)
Unused commitments to extend credit	$67,571	$63,232
Standby letters of credit	2,281	2,096
Commercial letters of credit	82	58
Liabilities associated with standby letters of credit	38	33
Assets associated with standby letters of credit	39	35
Reserve for unfunded credit commitments	132	116
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
Regions evaluates legal proceedings based on information currently available, including advice of counsel. Regions establishes accruals for those matters when a loss is considered probable and the related amount is reasonably estimable. Additionally, when it is practicable and reasonably possible that it may experience losses in excess of established accruals, Regions estimates possible loss contingencies. Regions currently estimates that the aggregate amount of reasonably possible losses that it may experience, in excess of what has been accrued, is immaterial. While the final outcomes of legal proceedings are inherently unpredictable, management is currently of the opinion that the outcomes of pending and threatened matters, including the litigation matter described below, will not have a material effect on Regions’ business, consolidated financial position, results of operations or cash flows as a whole.
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
Shareholder Derivative Litigation
On December 22, 2023, a putative shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Brewer v. Turner, et al., Case No. 2023-1284-KSJM, allegedly on behalf of Regions as a nominal defendant, against a number of Regions’ current and former directors and officers (the “Derivative Complaint”). The claims in the Derivative Complaint relate to the subject matter of the previously disclosed Consent Order that Regions entered into with the CFPB in September 2022. In September 2025, the court issued an order granting in part, and denying in part, the defendants' motion to dismiss. The defendants have filed a Notice of Appeal with the Delaware Supreme Court as to the claims that were not dismissed.
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At September 30, 2025 and December 31, 2024, the Company's DUS servicing portfolio totaled approximately $7.7 billion and $7.0 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at September 30, 2025 and December 31, 2024, these serviced loans totaled approximately $765 million and $665 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $2.7 billion and $2.4 billion at September 30, 2025 and December 31, 2024, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both September 30, 2025 and December 31, 2024. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of accounting standards adopted in 2025 and those that could have a material impact to Regions’ consolidated financial statements upon adoption in the future.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2025
ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60)	This Update requires certain joint ventures, upon formation, to use a new basis of accounting by applying most aspects of the acquisition method for business combinations. New joint ventures generally will recognize and initially measure assets and liabilities at fair value. The Update is effective for all joint ventures with a formation date on or after January 1, 2025. Early adoption is permitted.	January 1, 2025	Regions adopted this guidance as of January 1, 2025 with no material impact.
ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures	The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.	January 1, 2025	Regions adopted this guidance as of January 1, 2025 for disclosure to appear in the Annual Report on Form 10-K for the year ended December 31, 2025 with no material impact.
Standards Not Yet Adopted
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative	This Update incorporates into the Codification 14 of the 27 disclosures referred by the SEC in Release No. 33‐10532, Disclosure Update and Simplification. This Update clarifies and improves the disclosure and presentation requirements of a variety of Topics in the Codification to align with the SEC's regulations.	The effective date for each amendment will be the date on which the SEC removes the related disclosure requirements from its regulations, with early adoption prohibited.	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.
ASU 2024-03, Income Statement Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses	This ASU will change the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (for example, employee compensation, depreciation, and amortization) in expense captions.	January 1, 2027 Early adoption is permitted.	Regions will continue to evaluate through date of adoption.
ASU 2024-04 Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments	This ASU will standardize the application of induced conversion guidance in 470-20. This update focuses on how to determine whether a settlement of convertible debt at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance.	January 1, 2026 Early adoption is permitted.	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.
ASU 2025-03 Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity	This ASU will require entities to consider the factors in Business Combinations (ASC 805) to identify the accounting acquirer when a VIE that is a business is legally acquired primarily through the exchange of equity interests.	January 1, 2027 Early adoption is permitted.	Regions will continue to evaluate through date of adoption.
ASU 2025-05 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	This ASU will provide an optional practical expedient that allows entities to assume that current conditions as of the balance sheet date will not change for the asset's remaining life when developing reasonable and supportable forecasts as a part of estimating expected credit losses for current account receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers.	January 1, 2026 Early adoption is permitted.	The adoption of this guidance will not have a material impact.
ASU 2025-06 Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This ASU will clarify and modernize the accounting for costs related to internal-use software by removing all references to project stages and clarifying the threshold entities apply to begin capitalizing costs.	January 1, 2028 Early adoption is permitted.	Regions will continue to evaluate through date of adoption.
ASU 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract	This ASU will refine the scope of the guidance on derivatives in Topic 815 by adding a derivative scope exception for certain contracts with underlyings that are based on the operations or activities of one of the parties to the contract. It will also clarify the applicability of Topic 606 and its interaction Topic 815 and Topic 321, Investments - Equity Securities, in the accounting for share-based noncash consideration (e.g., warrants or shares) received from a customer for the transfer of goods or services.	January 1, 2027 Early adoption is permitted.	Regions will continue to evaluate through date of adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and should be read in conjunction with the consolidated financial statements and the related notes that appear in Part I, Item 1 of this report. In addition, this discussion and analysis updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2024, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 13 "Recent Accounting Pronouncements" to those consolidated financial statements for further detail. The emphasis of this discussion will be on the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be on the balances as of September 30, 2025 compared to December 31, 2024.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2025, Regions operated 1,248 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 11 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
THIRD QUARTER OVERVIEW
Economic Environment in Regions' Banking Markets
Regions utilized its internal September baseline forecast to calculate the ACL as of September 30, 2025. Refer to the Baseline economic forecast discussion in the "Allowance" section for further detail.

Third Quarter Results
Regions reported net income available to common shareholders of $548 million or $0.61 per diluted share in the third quarter of 2025 compared to net income available to common shareholders of $446 million or $0.49 per diluted share in the third quarter of 2024.
Net interest income (taxable-equivalent basis) totaled $1.3 billion in the third quarter of 2025, which increased $39 million compared to the third quarter of 2024. The net interest margin (taxable-equivalent basis) was 3.59 percent in the third quarter of 2025, reflecting a 5 basis point increase from the same period in 2024. The increases in net interest income and margin were driven by the replacement of fixed-rate loans and debt securities in a higher interest rate environment, lower funding costs and hedge performance improvements as short-term interest rates declined. Refer to the related discussion below Table 17 "Consolidated Average Daily Balances and Yield/Rate Analysis" for further detail.
The provision for credit losses totaled $105 million in the third quarter of 2025 compared to $113 million in the third quarter of 2024. Net charge-offs totaled $135 million, or 0.55 percent of average loans, in the third quarter of 2025, compared to $117 million, or 0.48 percent in the third quarter of 2024. This increase reflected charge-offs that were already reserved for related to previously identified portfolios of interest. The allowance as a percent of total loans, net, decreased slightly to 1.78 percent at September 30, 2025, compared to 1.79 percent at December 31, 2024. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $659 million in the third quarter of 2025 compared to $572 million in the third quarter of 2024 primarily driven by a decline in securities losses associated with less repositioning activity in the third quarter of 2025 compared to 2024. Additionally, most categories of non-interest income increased, including capital markets income, other miscellaneous income, investment management and trust fee income, and investment services income. See Table 22 "Non-Interest Income" for further details.
Non-interest expense was $1.1 billion in the third quarter of 2025 which increased $34 million compared to the third quarter of 2024. The increase was primarily driven by an increase in salaries and benefits, professional, legal and regulatory expenses, and other miscellaneous expenses. These were partially offset by a decline in Visa class B shares expense. See Table 23 "Non-Interest Expense" for further details.
Regions' effective tax rate was 19.7 percent in the third quarter of 2025 compared to 19.4 percent in the third quarter of 2024. See the "Income Taxes" section for further details.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. At September 30, 2025, Regions’ CET1 ratio was estimated to be 10.9 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $1.4 billion from December 31, 2024 to September 30, 2025 primarily due to an increase in deposits and, to a lesser degree, a decrease in loans. These changes were partially offset by securities purchases, a decline in borrowings and the redemption of Series D preferred stock. See the "Debt Securities", "Loans" "Deposits", "Borrowings", and "Liquidity" sections for more information.

DEBT SECURITIES
The following table details the carrying values of debt securities, including both held to maturity and available for sale:
Table 1—Debt Securities

	September 30, 2025	December 31, 2024
	(In millions)
U.S. Treasury securities	$2,266	$2,003
Federal agency securities	610	444
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	24,079	22,865
Commercial agency	5,151	4,597
Commercial non-agency	83	82
Corporate and other debt securities	464	658
	$32,655	$30,651
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
Debt securities held to maturity constituted approximately 18 percent of the debt securities portfolio at September 30, 2025. In the first half of 2025, the Company reclassified debt securities with an amortized cost, excluding items recognized in OCI, of $2.0 billion from available for sale into held to maturity to reduce the volatility in AOCI in preparation for expected, upcoming changes to regulatory guidance as discussed in the "Regulatory Requirements" section.
Debt securities available for sale constituted approximately 82 percent of the debt securities portfolio at September 30, 2025. Regions maintains a highly-rated debt securities portfolio consisting primarily of agency MBS. Regions’ investment policy emphasizes credit quality and liquidity.
Debt securities increased $2.0 billion from December 31, 2024 to September 30, 2025 due to the purchase of approximately $1.0 billion of residential agency MBS debt securities in the second quarter of 2025, lower market interest rates and tighter spreads resulting in lower unrealized holding losses, and AOCI amortization. Of note, the Company executed debt securities repositionings in the first and third quarters of 2025 involving the sale of shorter-duration commercial and residential agency MBS and replacement with residential agency MBS with favorable prepayment profiles. In total, the Company sold approximately $1.0 billion of debt securities available for sale and realized approximately $50 million in pre-tax losses. The intent was to maintain the debt securities portfolio duration that would otherwise shorten naturally while efficiently deploying capital. Proceeds from the sales were reinvested at higher market yields.
The average life of the debt securities portfolio at September 30, 2025 was estimated to be 5.9 years, with a duration of approximately 4.0 years, inclusive of fair value hedges (see Table 19). These metrics compare with an estimated average life of 6.1 years and a duration of approximately 4.5 years for the portfolio at December 31, 2024.
LOANS HELD FOR SALE
The following table presents Regions’ loans held for sale by type:
Table 2—Loans Held for Sale

	September 30, 2025	December 31, 2024
	(In millions)
Commercial	$304	$372
Residential first mortgage	253	222
Consumer and other performing	4	—
Non-performing	12	—
	$573	$594
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

LOANS
GENERAL
Loans, net of unearned income, represented 69 percent of interest-earning assets as of September 30, 2025. The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:
Table 3—Loan Portfolio

	September 30, 2025	December 31, 2024
	(In millions, net of unearned income)
Commercial and industrial	$49,234	$49,671
Commercial real estate mortgage—owner-occupied	4,835	4,841
Commercial real estate construction—owner-occupied	285	333
Total commercial	54,354	54,845
Commercial investor real estate mortgage	7,122	6,567
Commercial investor real estate construction	1,948	2,143
Total investor real estate	9,070	8,710
Residential first mortgage	19,881	20,094
Home equity lines	3,209	3,150
Home equity loans	2,340	2,390
Consumer credit card	1,437	1,445
Other consumer(1)	5,834	6,093
Total consumer	32,701	33,172
	$96,125	$96,727
_____
(1) Starting in 2025, other consumer loans also includes exit portfolios, which were previously presented separately. The portfolio consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.
PORTFOLIO CHARACTERISTICS
Loans, net of unearned income, decreased $602 million from year-end 2024 due to a decline in commercial loans and declines across most consumer loans as discussed below. These declines were partially offset by an increase in investor real estate loans. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital.
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
Commercial and industrial loans decreased $437 million since year-end 2024 due to loans refinanced off the Company's balance sheet through the debt capital markets and loan utilization rates remaining below historic levels. In the nine months ended September 30, 2025, the decline in commercial and industrial loans was broad-based as shown in Table 4.
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ IRE portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total IRE loans increased $360 million in comparison to year-end 2024 balances due to increases in fundings to previously approved projects and new term loans for apartments, data centers and industrial properties.
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

The following tables provide detail of Regions' commercial and IRE lending balances in selected industries.
Table 4—Commercial and Investor Real Estate Industry Exposure

	September 30, 2025				December 31, 2024 (3)
	Loans	Unfunded Commitments	Total Exposure	Percent of Balance	Loans	Unfunded Commitments	Total Exposure	Percent of Balance
	(In millions)
Commercial:
Administrative, support, waste and repair	$1,121	$782	$1,903	1.8%	$1,306	$751	$2,057	2.0%
Agriculture	194	117	311	0.2%	211	142	353	0.3%
Educational services	3,094	726	3,820	3.6%	3,229	875	4,104	4.0%
Energy	1,484	3,883	5,367	5.1%	1,322	3,484	4,806	4.7%
Financial services	8,191	9,688	17,879	16.9%	8,463	9,308	17,771	17.4%
Government and public sector	3,253	515	3,768	3.6%	3,121	437	3,558	3.5%
Healthcare	3,170	2,500	5,670	5.4%	3,338	2,480	5,818	5.7%
Information	1,983	1,114	3,097	2.9%	2,186	1,115	3,301	3.2%
Manufacturing	5,063	5,104	10,167	9.6%	5,037	5,138	10,175	9.9%
Professional, scientific and technical services	1,823	1,766	3,589	3.4%	1,970	1,736	3,706	3.6%
Real estate (1)	9,043	9,417	18,460	17.4%	8,857	9,110	17,967	17.6%
Religious, leisure, personal and non-profit services	1,724	981	2,705	2.6%	1,579	852	2,431	2.4%
Restaurant, accommodation and lodging	1,250	362	1,612	1.5%	1,285	216	1,501	1.5%
Retail trade	2,478	2,063	4,541	4.3%	2,604	1,908	4,512	4.4%
Transportation and warehousing	3,464	1,982	5,446	5.1%	3,655	1,645	5,300	5.2%
Utilities	2,193	4,000	6,193	5.9%	2,329	3,223	5,552	5.4%
Wholesale goods	4,524	3,508	8,032	7.6%	4,232	3,371	7,603	7.4%
Other (2)	302	2,993	3,295	3.1%	121	1,677	1,798	1.8%
Total commercial	$54,354	$51,501	$105,855	100.0%	$54,845	$47,468	$102,313	100.0%
Investor real estate:
Hotel	$149	$11	$160	1.3%	$188	$18	$206	1.8%
Industrial	1,068	222	1,290	10.8%	808	160	968	8.5%
Land	107	11	118	1.0%	74	49	123	1.1%
Multi-family	4,246	1,118	5,364	44.8%	3,834	1,417	5,251	46.2%
Office	1,135	70	1,205	10.1%	1,325	34	1,359	12.0%
Retail	221	69	290	2.4%	314	2	316	2.8%
Single-family/condo	726	490	1,216	10.2%	668	467	1,135	10.0%
Data center	87	71	158	1.3%	215	32	247	2.2%
Self storage	38	6	44	0.4%	16	1	17	0.1%
Other (2)	1,293	838	2,131	17.7%	1,268	482	1,750	15.3%
Total investor real estate	$9,070	$2,906	$11,976	100%	$8,710	$2,662	$11,372	100%

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

The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following tables provide detail of these loans:
Table 5— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	September 30, 2025		December 31, 2024
	Loan Balance	Percent of Total (1)	Loan Balance	Percent of Total (1)
	(In millions)
Residential homebuilders	$1,331	8.4%	$1,081	7.1%
Apartments	4,867	30.7%	4,371	28.6%
Industrial	2,485	15.6%	2,287	15.0%
Data center	363	2.3%	332	2.2%
Diversified	1,741	11.0%	1,740	11.4%
Business offices	1,120	7.1%	1,473	9.6%
Residential land	65	0.4%	55	0.4%
Retail	1,146	7.2%	1,458	9.5%
Healthcare	1,249	7.9%	1,129	7.4%
Hotel	732	4.6%	785	5.1%
Commercial land	42	0.3%	19	0.1%
Self Storage	258	1.6%	296	1.9%
Other	460	2.9%	260	1.7%
Total (2)	$15,859	100.0%	$15,286	100.0%
_______
(1)Amounts calculated based on whole dollar values.
(2)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.
Portfolios that are experiencing higher risk due to conditions such as inflationary pressures, higher interest rates, and adverse underlying market fundamentals (identified as portfolios of interest) include business offices and trucking (included within transportation and warehousing) at September 30, 2025 within Table 4 above. Recent and potential future interest rate cuts should ease pressure on borrowers across the entire loan portfolio.
The business offices portfolio remains a portfolio of interest due to low occupancy rates and reductions in net effective rents. The office portfolio totaled $1.1 billion and represented 1.2 percent of total loans at September 30, 2025. The office portfolio included non-performing loans of $113 million and had associated charge-offs of $51 million in the nine months ended September 30, 2025. Approximately 91 percent of the office portfolio was secured, with approximately 62 percent of secured balances located in the South region of the U.S, of which 80 percent were Class A properties. Approximately 55 percent of the office portfolio will mature in the next 12 months. Additionally, the IRE office portfolio had a weighted-average LTV of approximately 67 percent at September 30, 2025, based upon appraisal at origination or most recent received, and a stressed weighted-average LTV of approximately 88 percent as of October 6, 2025, based upon GreenStreet's Commercial Property Price Index. No new loan originations are being contemplated in this portfolio.
The trucking portfolio remains a portfolio of interest as trucking companies have been working through one of the most prolonged downturns in the U.S. domestic freight market. The industry has experienced marginal improvement in 2025; however, freight demand remains soft and tariff policies may reduce demand further. The trucking portfolio totaled $1.3 billion and represented 1.3 percent of total loans at September 30, 2025. The trucking portfolio included non-performing loans of $117 million and had associated charge-offs of $52 million in the nine months ended September 30, 2025. New originations in the sector have been curtailed and those that occur are secured.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Total residential first mortgage loans decreased $213 million in comparison to year-end 2024 balances as payoffs and paydowns outpaced production.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of September 30, 2025. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 6—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2025	$20	0.62%	$21	0.65%	$41
2026	87	2.71%	91	2.82%	178
2027	229	7.13%	194	6.06%	423
2028	225	7.00%	143	4.46%	368
2029	99	3.09%	68	2.13%	167
2030-2034	560	17.45%	995	31.00%	1,555
2035-2039	133	4.16%	234	7.28%	367
Thereafter	9	0.28%	7	0.22%	16
Revolving Loans Converted to Amortizing	54	1.69%	40	1.25%	94
Total	$1,416	44.13%	$1,793	55.87%	$3,209
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
Table 7—Estimated Current Loan to Value Ranges

	September 30, 2025
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$69	$—	$—	$1	$1
Above 80% - 100%	1,848	1	6	7	13
80% and below	17,751	1,403	1,775	1,776	540
Data not available	213	12	12	2	—
	$19,881	$1,416	$1,793	$1,786	$554

	December 31, 2024
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:					`
Above 100%	$63	$2	$—	$1	$—
Above 80% - 100%	1,799	2	3	9	11
80% and below	17,898	1,430	1,687	1,883	484
Data not available	334	14	12	2	—
	$20,094	$1,448	$1,702	$1,895	$495
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $259 million from year-end 2024 driven by a decline in consumer home improvement lending production.
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
ALLOWANCE
The allowance represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios and consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments includes items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance totaled $1.7 billion at both September 30, 2025 and December 31, 2024.
Details regarding the allowance and net charge-offs, including an analysis of activity in the three and nine months ended September 30, 2025 and 2024, are included below:
Table 8—Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Dollars in millions)
Beginning allowance for loan losses	$1,612	$1,621	$1,613	$1,576
Loans charged-off:
Commercial and industrial	57	70	184	192
Commercial real estate mortgage—owner-occupied	1	1	3	2
Commercial investor real estate mortgage	34	12	58	17
Residential first mortgage	1	—	2	1
Home equity lines	—	1	1	3
Consumer credit card	16	16	50	47
Other consumer	51	43	140	145
	160	143	438	407
Recoveries of loans previously charged-off:
Commercial and industrial	10	15	31	31
Commercial real estate mortgage—owner-occupied	1	—	1	1
Commercial real estate construction—owner-occupied	—	—	1	1
Commercial investor real estate mortgage	2	—	2	2
Residential first mortgage	—	1	1	3
Home equity lines	1	1	3	5
Consumer credit card	2	3	7	6
Other consumer	9	6	21	19
	25	26	67	68

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net charge-offs (recoveries):
Commercial and industrial	47	55	153	161
Commercial real estate mortgage—owner-occupied	—	1	2	1
Commercial real estate construction—owner-occupied	—	—	(1)	(1)
Commercial investor real estate mortgage	32	12	56	15
Residential first mortgage	1	(1)	1	(2)
Home equity lines	(1)	—	(2)	(2)
Consumer credit card	14	13	43	41
Other consumer	42	37	119	126
	135	117	371	339
Provision for loan losses	104	103	339	370
Ending allowance for loan losses	1,581	1,607	1,581	1,607
Beginning reserve for unfunded credit commitments	131	111	116	124
Provision for (benefit from) unfunded credit losses	1	10	16	(3)
Ending reserve for unfunded credit commitments	132	121	132	121
Ending allowance for credit losses	$1,713	$1,728	$1,713	$1,728
Loans, net of unearned income, outstanding at end of period	$96,125	$96,789	$96,125	$96,789
Average loans, net of unearned income, outstanding for the period	$96,647	$97,040	$96,284	$97,246

Net loan charge-offs (recoveries) as a % of average loans, annualized (1):
Commercial and industrial	0.37%	0.44%	0.41%	0.43%
Commercial real estate mortgage—owner-occupied	0.04%	0.09%	0.06%	0.03%
Commercial real estate construction—owner-occupied	(0.01)%	(0.01)%	(0.31)%	(0.24)%
Total commercial	0.34%	0.41%	0.38%	0.39%
Commercial investor real estate mortgage	1.82%	0.71%	1.11%	0.30%
Commercial investor real estate construction	—%	(0.01)%	—%	—%
Total investor real estate	1.41%	0.52%	0.84%	0.22%
Residential first mortgage	0.01%	(0.01)%	—%	(0.01)%
Home equity lines	(0.12)%	(0.08)%	(0.07)%	(0.10)%
Home equity loans	(0.01)%	(0.01)%	(0.01)%	(0.02)%
Consumer credit card	3.94%	3.84%	4.12%	4.07%
Other consumer	2.83%	2.37%	2.67%	2.70%
Total consumer	0.67%	0.58%	0.65%	0.65%
Total	0.55%	0.48%	0.52%	0.47%
Ratios (1):
Allowance for credit losses at end of period to loans, net of unearned income	1.78%	1.79%	1.78%	1.79%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	226%	210%	226%	210%
_______
(1)Amounts have been calculated using whole dollar values.
Net charge-offs increased $18 million and $32 million for the three and nine months ended September 30, 2025, compared to the same periods in 2024, respectively. Economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics for the remainder of 2025 and beyond.
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

Baseline economic forecast
In deriving any forecast, Regions benchmarks its internal forecast with external forecasts and external data available. Regions' September 2025 baseline forecast reflected deterioration across some key variables as compared to the June baseline forecast, which resulted in an increase in the allowance.
The September baseline forecast anticipates real GDP growth of 1.8 percent for 2025 and 2026, with real private domestic demand expected to rise by 2.2 percent in 2025. The quarterly growth pattern over the coming quarters is expected to be somewhat less volatile compared to the first half of 2025. Recent upward revisions to GDP growth and real private domestic demand reflect stronger business investment and consumer spending.
Corporate profits show moderate gains and, despite a slight narrowing of profit margins, they remain well above historical averages, indicating that most firms have been able to absorb higher tariff costs without immediately passing them on to consumers. While profit margins are currently elevated, as margins compress companies may face tougher decisions regarding pricing and cost management. However, recent tax code changes could provide some buffer against higher tariff costs.
Job growth has clearly slowed, but the extent and drivers remain somewhat uncertain as challenges persist with data collection and measurement from monthly employment reports. However, labor supply, particularly among the foreign-born workforce, appears to be a significant factor. While a slower pace of economic growth, combined with heightened attention to operational efficiency and cost control, have contributed to the demand for labor, the reduction in labor supply may be having an equally significant, if not greater, effect on overall job growth.
Inflation data at the retail level has revealed uneven tariff pass-through into final goods prices, with August CPI data showing the largest year-over-year increase in core goods prices since May 2023 and the largest increase in prices for motor vehicles since December 2024. As expected, the FOMC cut the Fed funds rate by 25 basis points during the third quarter of 2025, and by another 25 basis points subsequent to quarter-end on October 29, 2025. Additional incoming labor market and inflation data will determine the extent of further cuts in 2025.
Subsequent to the end of the third quarter of 2025, Congress had not reached an agreement on government funding, resulting in a shutdown of Federal Government operations. While the shutdown did not impact Regions’ September 2025 baseline forecast, the remaining uncertainty of its duration and resolution creates challenges for any future forecast.
The risks to the baseline forecast are weighted to the downside. Current prevailing economic uncertainty and the potential for further disruption could likely influence future levels of the allowance.
Table 9 below reflects a range of macroeconomic factors utilized in the baseline economic forecast over the two-year R&S forecast period as of September 30, 2025. The unemployment rate is the most significant macroeconomic factor among the allowance models and as of the June 2025 baseline forecast was expected to remain relatively consistent over the forecast period.
Table 9—Macroeconomic Factors in the Forecast

	Pre-R&S Period	Baseline R&S Forecast
		September 30, 2025
	3Q2025	4Q2025	1Q2026	2Q2026	3Q2026	4Q2026	1Q2027	2Q2027	3Q2027
Unemployment rate	4.3%	4.4%	4.4%	4.4%	4.4%	4.4%	4.3%	4.3%	4.3%
Real GDP, annualized % change	1.4%	1.2%	1.7%	1.9%	1.9%	2.1%	1.9%	2.0%	1.9%
HPI, year-over-year % change	0.8%	(0.6)%	(1.5)%	(1.4)%	(0.8)%	0.6%	2.2%	2.9%	3.3%
CPI, year-over-year % change	2.9%	3.0%	2.9%	3.2%	3.0%	2.7%	2.6%	2.5%	2.4%
Portfolio, credit metrics, and specific reserves
The loan portfolio composition is evaluated each quarter and changes to the composition can influence modeled allowance results.
Credit metrics are monitored throughout each quarter and are a key consideration in the allowance process. In the third quarter of 2025, overall asset quality improved. Commercial and investor real estate criticized balances decreased approximately $926 million from $4.6 billion in the second quarter to $3.7 billion in the third quarter of 2025. The decrease was due primarily to upgrades and significant payoffs during the quarter, which were fairly widespread across numerous industry portfolios. Non-performing loans, excluding held for sale, decreased approximately $18 million from $776 million in the second quarter to $758 million in the third quarter of 2025. See Table 11 for more details regarding non-performing assets. While the ratio of net charge-offs to average loans increased 8 basis points for the third quarter of 2025 compared to the second quarter of 2025, the majority of business services charge-offs related to previously identified portfolios of interest for which specific reserves had already been established. The combination of credit quality improvements and specific reserve changes drove a net decrease in the allowance during the third quarter.

Qualitative adjustments
While it is the intent of Regions' quantitative allowance methodologies to reflect all risk factors, including incremental risk in portfolios identified as under stress, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Regions' qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. In the third quarter of 2025, the general imprecision component increased due to uncertainty related to the government shutdown and continued elevated economic uncertainty partially offset by general model imprecision improvements.
The qualitative framework also has specific adjustment components which are reserves meant to capture specific issues or events that management believes are not adequately captured in the model outcomes. Qualitative adjustments for the third quarter of 2025 were reduced slightly from the second quarter of 2025 levels due to improvements in previously identified portfolios of interest.
The combined results from general imprecision and specific qualitative adjustments slightly increased the allowance during the third quarter.
Overall allowance
Based upon the factors discussed above, the September 30, 2025 allowance decreased $30 million compared to the second quarter of 2025 due primarily to improvement in commercial and investor real estate criticized loans, a decline in non-performing loans, and continued resolutions of loans within previously identified portfolios of interest, partially offset by a decline in the economic forecast.
Allocation of the allowance by portfolio segment and class is summarized as follows:
Table 10—Allowance Allocation

	September 30, 2025			December 31, 2024
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)
Commercial and industrial	$49,234	$774	1.57%	$49,671	$717	1.44%
Commercial real estate mortgage—owner-occupied	4,835	106	2.18%	4,841	108	2.22%
Commercial real estate construction—owner-occupied	285	8	2.81%	333	9	2.75%
Total commercial	54,354	888	1.63%	54,845	834	1.52%
Commercial investor real estate mortgage	7,122	140	1.97%	6,567	216	3.29%
Commercial investor real estate construction	1,948	25	1.28%	2,143	31	1.47%
Total investor real estate	9,070	165	1.82%	8,710	247	2.84%
Residential first mortgage	19,881	113	0.57%	20,094	106	0.53%
Home equity lines	3,209	94	2.92%	3,150	86	2.73%
Home equity loans	2,340	29	1.25%	2,390	27	1.12%
Consumer credit card	1,437	121	8.41%	1,445	122	8.44%
Other consumer	5,834	303	5.20%	6,093	307	5.05%
Total consumer	32,701	660	2.02%	33,172	648	1.95%
Total	$96,125	$1,713	1.78%	$96,727	$1,729	1.79%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of September 30, 2025 and December 31, 2024:
Table 11—Non-Performing Assets

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$524	$408
Commercial real estate mortgage—owner-occupied	41	37
Commercial real estate construction—owner-occupied	1	5
Total commercial	566	450
Commercial investor real estate mortgage	137	423
Total investor real estate	137	423
Residential first mortgage	24	23
Home equity lines	24	26
Home equity loans	7	6
Total consumer	55	55
Total non-performing loans, excluding loans held for sale	758	928
Non-performing loans held for sale	12	—
Total non-performing loans(1)	770	928
Foreclosed properties	18	14
Total non-performing assets(1)	$788	$942
Accruing loans 90+ days past due:
Commercial and industrial	$4	$7
Commercial real estate mortgage—owner-occupied	2	1
Total commercial	6	8
Residential first mortgage(2)	84	88
Home equity lines	14	16
Home equity loans	7	7
Consumer credit card	20	20
Other consumer	23	27
Total consumer	148	158
Total accruing loans 90+ days past due	$154	$166
Non-performing loans(1) to loans and non-performing loans held for sale	0.80%	0.96%
Non-performing loans, excluding loans held for sale(1) to loans	0.79%	0.96%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.82%	0.97%
_________
(1)Excludes accruing loans 90+ days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90+ days or more past due guaranteed loans excluded were $48 million at September 30, 2025 and $55 million at December 31, 2024.
Non-performing loans (excluding loans held for sale) at September 30, 2025 decreased $170 million as compared to year-end 2024 levels primarily due to reductions in the business offices, healthcare and apartments portfolios, which were partially offset by an increase in the manufacturing portfolio. The same economic trends that impact net charge-offs, as discussed above, will impact the future level of non-performing loans. Circumstances related to individually large credits could also result in volatility.

The following tables provide an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 12— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Nine Months Ended September 30, 2025
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$450	$423	$55	$928
Additions	492	47	—	539
Net payments/other activity	(156)	(192)	—	(348)
Return to accrual	(16)	—	—	(16)
Charge-offs on non-accrual loans(2)	(179)	(58)	—	(237)
Transfers to held for sale(3)	(22)	(17)	—	(39)
Net loan sales	(3)	(66)	—	(69)
Balance at end of period	$566	$137	$55	$758

	Non-Accrual Loans, Excluding Loans Held for Sale for the Nine Months Ended September 30, 2024
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$515	$233	$57	$805
Additions	485	164	—	649
Net payments/other activity	(280)	(92)	(2)	(374)
Return to accrual	(21)	—	—	(21)
Charge-offs on non-accrual loans(2)	(187)	(17)	—	(204)
Transfers to held for sale(3)	(9)	(1)	—	(10)
Net loan sales	(24)	—	—	(24)
Balance at end of period	$479	$287	$55	$821
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
GOODWILL
Goodwill totaled $5.7 billion at both September 30, 2025 and December 31, 2024. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Goodwill and Other Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 for the methodologies and assumptions used in the goodwill impairment analysis.
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

Deposits are Regions’ primary source of funds, providing funding for over 90 percent of average earning assets at both September 30, 2025 and December 31, 2024. The following table summarizes deposits by category and by segment:
Table 13—Deposits by Category and by Segment

	September 30, 2025	December 31, 2024
	(In millions)
Non-interest-bearing deposits	$39,768	$39,138
Interest-bearing checking	24,669	25,079
Savings	11,944	12,022
Money market—domestic	39,051	35,644
Time deposits	14,902	15,720
	$130,334	$127,603

Consumer Bank segment	$79,689	$78,637
Corporate Bank segment	40,415	38,361
Wealth Management segment	7,654	7,736
Other(1)	2,576	2,869
	$130,334	$127,603
____
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, selected deposits and brokered time deposits). Other deposits include brokered deposits totaling $1.8 billion at September 30, 2025 and $2.2 billion at December 31, 2024.
Total deposits at September 30, 2025 increased approximately $2.7 billion compared to year-end 2024 levels driven primarily by growth in money market and, to a lesser degree, non-interest-bearing deposits from growth in corporate and consumer deposits. The increase in deposits reflects customer growth and preference for liquidity as there remains some uncertainty in the economic environment. The mix of non-interest-bearing deposits remained stable at approximately 31 percent of total deposits at both September 30, 2025 and December 31, 2024. Regions' deposits are granular and diversified including insured and collateralized deposits, with consumer deposits making up more than 60 percent of the total deposit base at both September 30, 2025 and December 31, 2024.
See the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion on liquidity and interest rates.
BORROWED FUNDS
Short-Term Borrowings
Short-term borrowings, which primarily consist of FHLB advances, were $1.3 billion at September 30, 2025 and $500 million at December 31, 2024. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a portion of Regions' funding strategy. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
Table 14—Long-Term Borrowings

	September 30, 2025	December 31, 2024
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$—	$749
1.80% senior notes due August 2028	648	647
5.722% senior notes due June 2030(1)	747	746
5.502% senior notes due September 2035(2)	995	994
6.75% subordinated debentures due November 2025	150	151
7.375% subordinated notes due December 2037	298	299
Valuation adjustments on hedged long-term debt	(51)	(91)
	2,787	3,495
Regions Bank:
FHLB advances	1,500	2,000
6.45% subordinated notes due June 2037	497	496
Other long-term debt	1	2
	1,998	2,498
Total consolidated	$4,785	$5,993
____
(1) On June 6, 2029, the Notes will bear floating rate interest equal to Compounded SOFR plus 1.49%.
(2) On September 6, 2034, the Notes will bear floating rate interest equal to Compounded SOFR plus 2.06%.

Long-term borrowings decreased by approximately $1.2 billion from year-end 2024 due to the maturity of the Company's 2.25% senior notes in the second quarter of 2025 and a $500 million decrease in FHLB advances in the third quarter of 2025.
Funding from the FHLB and Federal Reserve Bank is secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and Federal Reserve Bank. As of September 30, 2025, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $93.4 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB and Federal Reserve Bank is contingent on a subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
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
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 15—Regulatory Capital Requirements

	September 30, 2025 Ratio(1)	December 31, 2024 Ratio	Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized

Common equity Tier 1 capital:
Regions Financial Corporation	10.86%	10.80%	4.50%	7.00%	N/A
Regions Bank	11.66	11.32	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	11.95%	12.17%	6.00%	8.50%	6.00%
Regions Bank	11.66	11.32	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	13.84%	14.06%	8.00%	10.50%	10.00%
Regions Bank	13.31	12.97	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	9.68%	9.88%	4.00%	4.00%	N/A
Regions Bank	9.46	9.21	4.00	4.00	5.00
___
(1) The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
(2) Reflects Regions' SCB of 2.5 percent. SCB does not apply to leverage capital ratios.
In the third quarter of 2023, proposals were issued by the U.S federal banking regulators that, if adopted, would impact the Company related to long-term debt requirements and U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the Basel III "Endgame". The Company continues to monitor developments around the proposals and evaluate their potential impact. Additional discussion of the Basel III Rules, their applicability to Regions, recent proposals and final rules issued by the federal banking agencies and recent laws enacted that impact regulatory requirements is included in the "Supervision and Regulation" subsection of the "Business" section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2024.
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
RATINGS
    Table 16 "Credit Ratings" reflects the debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and DBRS.
Table 16—Credit Ratings

As of September 30, 2025
	S&P	Moody’s	Fitch	DBRS (1)
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa1	A-	A
Subordinated debt	BBB	Baa1	BBB+	WR
Regions Bank
Short-term	A-2	P-1	F1	R-1M
Long-term bank deposits	N/A	A1	A	AH
Senior unsecured debt	A-	Baa1	A-	AH
Subordinated debt	BBB+	Baa1	BBB+	A
Outlook	Stable	Stable	Stable	Positive
____
(1) As of March 31, 2024, DBRS withdrew their rating on Regions Financial Corporation's subordinated debt.

On September 8, 2025, DBRS affirmed the Company's senior unsecured debt rating and revised its outlook to positive from stable citing Regions strong deposit franchise and market share in the Southeastern region.
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
SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $19.0 billion at September 30, 2025 as compared to $17.9 billion at December 31, 2024. During the nine months ended September 30, 2025, net income increased shareholders' equity by $1.6 billion, cash dividends on common stock reduced shareholders' equity by $685 million, and cash dividends on preferred stock reduced shareholders' equity by $71 million. Changes in OCI increased shareholders' equity by $1.3 billion, primarily due to available for sale securities and derivative instruments as a result of changes in market interest rates during the nine months ended September 30, 2025. During the second quarter of 2025, the Company redeemed all of the outstanding shares of its Series D preferred stock, which decreased shareholders' equity by $350 million. Common stock repurchased during the nine months ended September 30, 2025 decreased shareholders' equity by $637 million. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Total equity included noncontrolling interest of $46 million and $31 million at September 30, 2025 and December 31, 2024, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at September 30, 2025 and December 31, 2024.
Subsequent to September 30, 2025, the Company purchased 8.0 million shares for approximately $195 million through November 3, 2025. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" section for additional information.

Table 17 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended September 30
	2025			2024
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$1	$—	5.44%
Debt securities (2)(3)	33,223	293	3.53	32,252	241	2.98
Loans held for sale	662	9	5.52	642	11	6.56
Loans, net of unearned income (4)(5)	96,647	1,398	5.70	97,040	1,475	6.02
Interest-bearing deposits in other banks	8,316	94	4.51	6,682	92	5.52
Other earning assets	1,519	14	3.63	1,456	13	3.58
Total earning assets	140,367	1,808	5.09	138,073	1,832	5.26
Unrealized gains/(losses) on securities available for sale, net (2)	(1,001)			(2,213)
Allowance for loan losses	(1,616)			(1,629)
Cash and due from banks	2,892			2,822
Other non-earning assets	18,447			17,614
	$159,089			$154,667
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,046	4	0.13	$12,183	4	0.13
Interest-bearing checking	24,274	86	1.41	23,599	98	1.64
Money market	38,593	234	2.40	35,051	247	2.80
Time deposits	15,124	132	3.45	15,427	158	4.09
Total interest-bearing deposits (6)	90,037	456	2.01	86,260	507	2.34
Federal funds purchased and securities sold under agreements to repurchase	48	—	4.36	22	—	4.40
Other short-term borrowings	696	8	4.49	641	10	5.42
Long-term borrowings	5,527	75	5.39	5,351	85	6.28
Total interest-bearing liabilities	96,308	539	2.22	92,274	602	2.59
Non-interest-bearing deposits (6)	39,538	—	—	39,690	—	—
Total funding sources	135,846	539	1.57	131,964	602	1.81
Net interest spread (2)			2.87			2.67
Other liabilities	4,515			4,623
Shareholders’ equity	18,688			18,047
Noncontrolling interest	40			33
	$159,089			$154,667
Net interest income /margin on a taxable-equivalent basis (7)		$1,269	3.59%		$1,230	3.54%
_______
(1)Amounts have been calculated using whole dollar values and the prevailing interest accrual methodology.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $7 million and $3 million for the three months ended September 30, 2025 and 2024, respectively.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $65 million and $110 million for the three months ended September 30, 2025 and 2024, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $31 million and $36 million for the three months ended September 30, 2025 and 2024 , respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits and equaled 1.39% and 1.60% for the three months ended September 30, 2025 and 2024, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Nine Months Ended September 30
	2025			2024
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	4.42%	$1	$—	5.44%
Debt securities (2)(3)	32,798	845	3.44	31,800	669	2.80
Loans held for sale	535	26	6.50	557	28	6.61
Loans, net of unearned income (4)(5)	96,284	4,141	5.70	97,246	4,353	5.94
Interest-bearing deposits in other banks	8,529	285	4.48	5,868	246	5.61
Other earning assets	1,490	44	3.92	1,414	47	4.47
Total earning assets	139,637	5,341	5.08	136,886	5,343	5.19
Unrealized gains/(losses) on securities available for sale, net (2)	(1,352)			(2,838)
Allowance for loan losses	(1,628)			(1,615)
Cash and due from banks	2,914			2,694
Other non-earning assets	18,417			17,871
	$157,988			$152,998
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,174	12	0.13	$12,437	12	0.13
Interest-bearing checking	24,722	263	1.42	24,100	303	1.68
Money market	37,213	658	2.37	34,358	713	2.77
Time deposits	15,416	412	3.57	15,386	476	4.13
Total interest-bearing deposits (6)	89,525	1,345	2.01	86,281	1,504	2.33
Federal funds purchased and securities sold under agreements to repurchase	56	1	4.39	13	—	4.83
Other short-term borrowings	346	12	4.52	560	24	5.47
Long-term borrowings	5,728	237	5.47	3,790	190	6.63
Total interest-bearing liabilities	95,655	1,595	2.23	90,644	1,718	2.53
Non-interest-bearing deposits(6)	39,384	—	—	40,375	—	—
Total funding sources	135,039	1,595	1.58	131,019	1,718	1.75
Net interest spread (2)			2.85			2.66
Other liabilities	4,523			4,647
Shareholders’ equity	18,390			17,295
Noncontrolling interest	36			37
	$157,988			$152,998
Net interest income/margin on a taxable-equivalent basis (7)		$3,746	3.59%		$3,625	3.54%
_______
(1)Amounts have been calculated using whole dollar values and the prevailing interest accrual methodology.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $15 million and $7 million for the nine months ended September 30, 2025 and 2024, respectively.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $192 million and $343 million for the nine months ended September 30, 2025 and 2024, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $92 million and $105 million for the nine months ended September 30, 2025 and 2024 , respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits and equaled 1.39% and 1.58% for the nine months ended September 30, 2025 and 2024, respectively.
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
Net interest income (taxable-equivalent basis) and net interest margin increased in both the third quarter and nine months ended September 30, 2025 compared to the same periods in 2024 due primarily to the benefits of new fixed-rate asset originations and reinvestments in the high rate environment as well as the benefits from securities repositioning activities completed in late 2024 and the first and third quarters of 2025. Net interest income and net interest margin are well protected from the reduction in short-term interest rates with floating-rate asset yield declines being offset by hedging benefits and lower funding costs. Growth in deposit balances also improved the funding mix. Net interest margin continued to be negatively impacted by higher cash balances (see the "Cash and Cash Equivalents" section for related discussion).
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
As of September 30, 2025, Regions evidenced a mostly balanced, or "neutral" asset/liability position, with asset and liability duration of approximately 2.6 years, using historically-informed approximations. While the debt securities portfolio has been recorded on the balance sheet at an unrealized loss, deposit value increases more than offset this loss during a rising rate cycle. The additional value of deposits in a higher rate environment is realized in the form of lower-cost funding when compared with wholesale sources. While a balance sheet analysis, particularly EVE analysis, does contemplate the economic value of deposits, the estimated fair value of deposits is equal to their carrying value for certain financial statement footnote disclosures, consistent with industry practices. See Note 10 "Fair Value Measurements" to the consolidated financial statements for additional information.
Recently, pay-fixed fair value hedges and debt securities transfers from available for sale to held to maturity classification have been used to reduce AOCI volatility associated with unrealized securities gains and losses. Inclusive of these activities, the total debt securities portfolio duration is 4.0 years, the available for sale securities portfolio duration is 3.6 years, and the held to maturity securities portfolio duration is 6.0 years. As pay-fixed fair value hedges are further utilized to manage AOCI volatility, receive-fixed cash flow hedges may be entered into as an offset to preserve the interest rate sensitivity of Regions' entire balance sheet.
As of September 30, 2025, Regions' net interest income profile was mostly neutral to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending September 2026. The estimated exposure associated with the rising and falling rate scenarios in Table 18 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Federal Funds rate, the interest rate on reserve balances, and SOFR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. In either scenario, it is expected that changes in funding costs and balance sheet hedging income will offset the change in asset yields, resulting in little change to net interest income.
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
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet changes in the coming 12 months. A reduction in deposit balances of $1 billion when compared to the base case estimate would reduce net interest income by $17 million over 12 months in the parallel, instantaneous +100 basis point scenario in Table 18. Conversely, if an additional $1 billion are added, a positive benefit of $17 million would be expected over 12 months in the parallel, instantaneous +100 basis point scenario in Table 18.
In rising rate scenarios only, management assumes that the mix of deposits will change versus the base case as informed by analyses of prior rate cycles. Currently, however, much of the anticipated mix shift has already occurred or is expected to occur within the baseline scenario, mitigating the amount of additional remixing in higher rate scenarios. The magnitude of the remixing shift is rate dependent and equates to an approximate $1.2 billion shift from non-interest bearing deposits into time deposits over 12 months in the parallel, instantaneous +100 basis point scenario in Table 18. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $21 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $21 million in the parallel, instantaneous +100 basis point scenario.
The interest-bearing deposit beta is calibrated using the experience from prior rate cycles and is dynamic across both interest rate level and time. The parallel, instantaneous +100 basis point and -100 basis point shock scenarios in Table 18 both incorporate an incremental beta between 35 and 40 percent when compared to the base case scenario. Incremental deposit pricing outperformance or underperformance of 5 percent in a parallel, instantaneous 100 basis point shock would increase or decrease net interest income by approximately $46 million.
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., all yield curve tenors move by the same magnitude). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 19 and its accompanying description.
Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income September 30, 2025(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$103
+ 100 basis points	51
- 100 basis points	(55)
- 200 basis points	(93)

Instantaneous Change in Interest Rates
+ 200 basis points	$57
+ 100 basis points	36
- 100 basis points	(48)
- 200 basis points	(67)
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
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	September 30, 2025
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)(3)	$36,418	3.5	3.2%	3.9%
Interest rate options(4)	2,000	2.8
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)(3)	5,133	6.3	4.2%	3.7%
Receive fixed/pay variable swaps - borrowings(3)	2,400	5.6	2.9%	3.7%
Total derivatives designated as hedging instruments	$45,951
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
In the third quarter of 2025, the Company added $2.5 billion in forward-starting receive fixed swaps with a receive rate of 3.7 percent, which will become active in January 2028 and mature in January 2033, to reduce net interest margin volatility associated with floating rate loans.
The Company also added $670 million in pay-fixed swaps with a pay rate of 3.4 percent, which became active in the third quarter of 2025 and mature in 2032 to reduce AOCI volatility in the available for sale securities portfolio. As an offset to the interest rate risk associated with these pay-fixed fair value hedges, the Company added $670 million in receive-fixed interest rate swaps (floating rate loan hedges) with a receive rate of 3.3 percent, which became active in the third quarter of 2025 and mature in September 2032.
Additionally, the Company added approximately $710 million in primarily forward-starting pay fixed interest rate swaps (hedges of debt securities available for sale) with an average pay rate of 3.7 percent, which have an average start date in 2028 and an average maturity in 2032, to reduce AOCI volatility associated with securities reinvestment.

The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly and annual periods.
Table 20—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount (1)
	Quarters Ended		Years Ended
	9/30/2025	12/31/2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
	(In millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$21,693	$22,168	$22,127	$20,915	$18,871	$13,959	$13,273	$8,307	$3,935	$364	$217
Receive variable/pay fixed swaps	3,781	4,340	4,421	4,456	4,113	4,035	4,302	4,195	2,275	789	311
Net receive fixed/pay variable swaps	$17,912	$17,828	$17,706	$16,459	$14,758	$9,924	$8,971	$4,112	$1,660	$(425)	$(94)

Interest rate options	$2,000	$2,000	$2,000	$2,000	$999	$1	$—	$—	$—	$—	$—
_________
(1)Active hedges, including forward-starting hedges, are included in the sensitivity levels disclosed in Table 18 to the extent that they fall within the measurement horizon.
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
The following table summarizes the Company's available sources of liquidity as of September 30, 2025:
Table 21—Liquidity Sources

Availability as of September 30, 2025
(In billions)
Cash at the Federal Reserve Bank(1)	$9.0
Unencumbered investment securities(2)	26.2
FHLB borrowing availability	10.2
Federal Reserve Bank borrowing availability through the discount window	23.1
Total liquidity sources	$68.5
____
(1) Includes small in transit items that may not yet be reflected in the Federal Reserve Bank master account closing balance.
(2) Unencumbered investment securities comprise securities that are eligible as collateral for secured transactions through market channels or are eligible to be pledged to the FHLB, the Federal Reserve discount window, or the Standing Repo Facility.
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At September 30, 2025, Regions had approximately $9.0 billion in cash on deposit with the Federal Reserve Bank and other depository institutions, an increase from approximately $7.8 billion at December 31, 2024. Refer to the "Cash and Cash Equivalents" section for more information.
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
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of September 30, 2025, Regions had $1.3 billion in short-term FHLB borrowings, $1.5 billion in long-term FHLB borrowings, and had borrowing capacity as shown in Table 21. FHLB borrowing capacity was determined based on eligible securities and loan amounts, as of September 30, 2025, that were pledged as collateral for future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company exceeded minimums and totaled $1.0 billion at September 30, 2025. Overall liquidity risk limits are established by the

Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
INFORMATION SECURITY RISK
Refer to Part 1 Item1C. Cybersecurity in the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of Regions' risk identification and assessment, risk management and governance of information security risk.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that management determines is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. In the third quarter of 2025 and nine months ended September 30, 2025, the net charge-offs exceeded provision by $30 million and $16 million, respectively. In the third quarter of 2024, the net charge offs exceeded provision by $4 million and in the nine months ended September 30, 2024, the provision exceeded net charge-offs by $28 million. Refer to the "Allowance" section for further detail.
NON-INTEREST INCOME
Table 22—Non-Interest Income

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2025 vs. 9/30/2024
	2025	2024	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$160	$158	$2	1.3%
Card and ATM fees	122	118	4	3.4%
Investment management and trust fee income	91	85	6	7.1%
Capital markets income	104	92	12	13.0%
Mortgage income	38	36	2	5.6%
Investment services fee income	48	43	5	11.6%
Commercial credit fee income	28	28	—	—%
Bank-owned life insurance	25	28	(3)	(10.7)%
Market value adjustments on employee benefit assets	12	13	(1)	(7.7)%
Securities gains (losses), net	(27)	(78)	51	65.4%
Other miscellaneous income	58	49	9	18.4%
	$659	$572	$87	15.2%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2025 vs. 9/30/2024
	2025	2024	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$472	$457	$15	3.3%
Card and ATM fees	364	354	10	2.8%
Investment management and trust fee income	267	249	18	7.2%
Capital markets income	267	251	16	6.4%
Mortgage income	126	111	15	13.5%
Investment services fee income	134	120	14	11.7%
Commercial credit fee income	84	83	1	1.2%
Bank-owned life insurance	72	81	(9)	(11.1)%
Market valuation adjustments on employee benefit assets	25	30	(5)	(16.7)%
Securities gains (losses), net	(53)	(178)	125	70.2%
Other miscellaneous income	137	122	15	12.3%
	$1,895	$1,680	$215	12.8%
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, treasury management fees and other customer transaction-related service charges. Service charges increased in both the third quarter and nine months ended September 30, 2025, compared to the same periods in 2024, driven primarily by an increase in fees from treasury management services and overdraft fees.
On October 25, 2023, the Federal Reserve issued a proposal for public comment that, if finalized, would lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. Under the proposed rule the maximum interchange fee would be subject to adjustments every other year based upon issuer cost data. The Company is continuing to monitor and evaluate the potential impact.
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
Capital Markets Income
Capital markets income primarily relates to capital raising activities that include real estate placement, securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income increased in the third quarter and nine months ended September 30, 2025 compared to the same periods in 2024, driven primarily by higher loan syndication revenue and commercial swap income. The third quarter of 2025 also benefited from higher merger and acquisition fees whereas these fees declined for the nine months ended September 30, 2025, compared to the same period in 2024, due to economic uncertainty in the first quarter of 2025 impacting the timing of transactions. The overall increases in both periods were partially offset by declines in real estate transactions.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increase in mortgage income for the nine months ended September 30, 2025 compared to the same period in 2024 was due primarily to favorable mortgage servicing rights valuation adjustments. The increase was partially offset by negative pipeline valuation adjustments.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased in the third quarter and nine months ended September 30, 2025 compared to the same periods in 2024 due primarily to strong advisor production.
Bank-owned Life Insurance
Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Bank-owned life insurance income decreased during the nine months ended September 30, 2025 compared to the same period in 2024 driven primarily by decreased insurance claim income.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. The adjustments are offset in salaries and benefits and other non-interest expense.
Securities Gains (Losses), Net
Net securities gains (losses) primarily result from the Company's asset/liability and capital management processes. In both 2025 and 2024, the Company executed debt securities repositionings by selling debt securities and reinvesting the proceeds at higher current market yields. See Table 1 "Debt Securities" for more information.
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments, fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in the third quarter and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to increases in commercial leasing income. Other miscellaneous income for the nine months ended September 30, 2025 also benefitted from improvements in valuation adjustments on certain equity investments.

NON-INTEREST EXPENSE
Table 23—Non-Interest Expense

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2025 vs. 9/30/2024
	2025	2024	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$671	$645	$26	4.0%
Equipment and software expense	106	101	5	5.0%
Net occupancy expense	72	69	3	4.3%
Outside services	42	41	1	2.4%
Marketing	28	28	—	—%
Professional, legal and regulatory expenses	30	21	9	42.9%
Credit/checkcard expenses	15	14	1	7.1%
FDIC insurance assessments	15	17	(2)	(11.8)%
Visa class B shares expense	8	17	(9)	(52.9)%
Operational losses	18	19	(1)	(5.3)%
Branch consolidation, property and equipment charges	(5)	—	(5)	NM
Other miscellaneous expenses	103	97	6	6.2%
	$1,103	$1,069	$34	3.2%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2025 vs. 9/30/2024
	2025	2024	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,954	$1,912	$42	2.2%
Equipment and software expense	309	302	7	2.3%
Net occupancy expense	214	211	3	1.4%
Outside services	121	120	1	0.8%
Marketing	84	82	2	2.4%
Professional, legal and regulatory expenses	81	74	7	9.5%
Credit/checkcard expenses	46	43	3	7.0%
FDIC insurance assessments	55	89	(34)	(38.2)%
Visa class B shares expense	19	26	(7)	(26.9)%
Operational losses	44	79	(35)	(44.3)%
Branch consolidation, property and equipment charges	(5)	2	(7)	(350.0)%
Other miscellaneous expenses	293	264	29	11.0%
	$3,215	$3,204	$11	0.3%
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased in the third quarter and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to higher base salaries from annual merit increases, higher production-based incentives, and increases in other benefits expense which was driven by higher medical expenses due to inflation. Also included in salaries and employee benefits expense are market valuations on employee benefits liabilities (mostly offset in non-interest revenue as shown in Table 22) which contributed to the increase in the third quarter of 2025 compared to 2024. Lastly, both the third quarter and nine months ended September 30, 2024, salaries and employee benefits expense benefitted from a decline in severance expense. Full-time equivalent headcount slightly increased to 19,675 at September 30, 2025 from 19,560 at September 30, 2024.
Professional, legal and regulatory expenses
Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal, and regulatory expenses increased in the third quarter and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to an increase in professional fees associated with core systems modernization.
FDIC Insurance Assessments
FDIC insurance assessments decreased in the nine months ended September 30, 2025 compared to the same periods in 2024 primarily resulting from updates to the special assessment which was initially recorded in 2023 due to bank failures. In the nine months ended September 30, 2024, the Company increased the special assessment accrual by $18 million based upon revised loss estimates related to the failures, which compares to a release in the special assessment of $3 million in nine months ended 2025. Contributing to the overall decrease was a reduction of the base assessment primarily due to higher unsecured debt, lower concentration risk, and improved credit metrics.
Visa Class B shares Expense
Visa class B shares expense is associated with previously sold shares. The Visa class B shares have restrictions tied to finalization of certain covered litigation. Visa class B shares expense decreased in the third quarter and nine months ended September 30, 2025 compared to the same periods in 2024 due to a lower escrow funding expense for the Company's proportionate share related to the ongoing covered litigation which totaled $5 million in the third quarter of 2025 compared to $14 million in the third quarter of 2024.
Operational Losses
Operational losses include losses related to fraud, execution, delivery and process management, and damage to physical assets. Operational losses decreased in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to improvements in check fraud during the first nine months of 2025 as a result of effective countermeasures.
Branch consolidation, property and equipment charges
Branch consolidation, property and equipment charges include valuation adjustments related to owned branches when the decision to close them is made. Accelerated depreciation and lease write-off charges are recorded for leased branches through and at the actual branch close date. Branch consolidation, property and equipment charges also include costs related to occupancy optimization initiatives. Branch consolidation, property and equipment charges in the third quarter and nine months ended September 30, 2025 include a gain recognized on the disposition of a property in the third quarter of 2025.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses increased the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a contingent reserve release in the second quarter of 2024 related to a prior acquisition, which did not repeat.
INCOME TAXES
The Company’s income tax expense for the three months ended September 30, 2025 was $139 million compared to $118 million for the three months ended September 30, 2024, resulting in effective tax rates of 19.7 percent and 19.4 percent, respectively. The Company’s income tax expense for the nine months ended September 30, 2025 was $413 million compared to $338 million for the nine months ended September 30, 2024, resulting in effective tax rates of 20.3 percent and 19.9 percent, respectively.
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
At September 30, 2025, the Company reported a net deferred tax asset of $254 million compared to $775 million at December 31, 2024. The decrease in the net deferred tax position primarily reflects the deferred tax effects associated with decreases in unrealized losses on securities available for sale and derivative instruments recognized during the period.
On July 4, 2025, the One Big Beautiful Bill Act passed into law. The Company has assessed the impacts of the statute to the consolidated financial statements and expects that such impacts will be immaterial.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2025, there were no changes in Regions’ internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding issuer purchases of equity securities during the third quarter of 2025. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 1-31, 2025	981,653	$26.18	981,653	$1,480,900,483
August 1-31, 2025	4,172,427	$25.76	4,172,427	$1,373,337,045
September 1-30, 2025	4,257,352	$26.44	4,257,352	$1,258,338,164
Total Third Quarter	9,411,432	$26.37	9,411,432	$1,258,338,164
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

Item 5. Other Information
Securities Trading Plans of Section 16 Officers and Directors
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated a contract, instruction or written plan for the sale or purchase of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

DATE: November 4, 2025	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)