Form 10-K
period 2025-12-31
REGIONS FINANCIAL CORP
filed 2026-02-24
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company  ☐  Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
At June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $0.01 par value per share, held by non-affiliates had an aggregate market value of approximately $20,566,150,882 based on the closing price on the New York Stock Exchange on that date of $23.52 per share.
As of February 23, 2026, there were 863,506,691 shares of the registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant's 2026 Annual Meeting of Shareholders to be filed within 120 days of the registrant's fiscal year end are incorporated by reference into Part III of this report to the extent described therein.

REGIONS FINANCIAL CORPORATION
FORM 10-K

Glossary of Defined Terms
Agencies - collectively, FNMA, FHLMC, and GNMA.
AI - Artificial Intelligence.
ALCO - Asset/Liability Management Committee.
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
CHR - Compensation and Human Resources.
CISO- Chief Information Security Officer.
CME Term SOFR - Chicago Mercantile Exchange published term Secured Overnight Financing Rate.
Company - Regions Financial Corporation and its subsidiaries.
CODM - Chief Operating Decision Maker.
CPI - Consumer Price Index.
CPR - Constant (or Conditional) prepayment rate.
CRA - Community Reinvestment Act of 1977.
DBRS - Dominion Bond Rating Service Morningstar.
DeFi - Decentralized finance.
DIF - Deposit Insurance Fund.
Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DOJ - Department of Justice.
DPD - Days past due.
DUS - Fannie Mae Delegated Underwriting & Servicing.
EAD - Exposure-at-default.
ERMC - Enterprise Risk Management Committee.

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

PART I
Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary
This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf to analysts, investors, the media and others, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The terms “Regions,” the “Company,” “we,” “us” and “our” as used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. The words “future,” “anticipates,” “assumes,” “intends,” “plans,” “seeks,” “believes,” “predicts,” “potential,” “objectives,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “would,” “will,” “may,” “might,” “could,” “should,” “can,” and similar terms, expressions, and graphics often signify forward-looking statements. Forward-looking statements are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future, they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. We assume no obligation and do not intend to update or revise any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.
The following is a summary of the material risks and uncertainties we face, which are discussed more fully in "Item 1A. Risk Factors" in this Annual Report on Form 10-K:
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
•The development and use of AI presents risks and challenges that may adversely impact our business.
•Industry competition, including competition from decentralized finance platforms, cryptocurrencies and blockchain technologies could disrupt our business model and adversely affect our revenues, market share or liquidity.
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
•We are subject to sociopolitical risks that could adversely affect our business, reputation and the trading price of our common stock.
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
•Our amended and restated by-laws designate (i) the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders and (ii) the federal district courts of the United States as the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.
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
Item 1. Business
Regions Financial Corporation is a FHC headquartered in Birmingham, Alabama operating in the South, Midwest and Texas. In addition, Regions operates several offices delivering specialty capabilities in New York, Washington D.C., Chicago, Salt Lake City, and other locations nationwide. Regions provides financial solutions for a wide range of clients including retail and mortgage banking services, commercial banking services and wealth and investment services. Further, Regions and its subsidiaries deliver other financial services operations described below. At December 31, 2025, Regions had total consolidated assets of approximately $158.8 billion, total consolidated deposits of approximately $131.1 billion and total consolidated shareholders’ equity of approximately $19.0 billion.
The terms “Regions,” the “Company,” “we,” “us” and “our” as used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. Regions' principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (800) 734-4667.
Banking Operations
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2025, Regions operated 1,786 ATMs and 1,247 total branch outlets primarily across the South, Midwest and Texas.
The following table reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Florida	270
Tennessee	194
Alabama	184
Georgia	117
Mississippi	97
Texas	85
Louisiana	79
Arkansas	55
Missouri	48
Illinois	40
Indiana	40
South Carolina	18
Kentucky	9
North Carolina	6
Iowa	4
Utah	1
Total	1,247
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
Banking and other financial services statutes, regulations and policies are continually under review by U.S. Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to Regions and its subsidiaries. Regions cannot predict future changes in the applicable laws, regulations and regulatory agency policies, including any changes resulting from changes in the U.S. presidential administration and U.S. Congress. Yet, such changes may have a material impact on Regions’ business, financial condition or results of operations. We will continue to evaluate the impact of any changes in laws and any new regulations promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures and the requirements of the enhanced supervision provisions, among others.
The scope of the laws and regulations and the intensity of the supervision to which Regions is subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors, including the failure of U.S. depository institutions in the first half of 2023, technological factors and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Regions expects that its business will remain subject to extensive regulation and supervision.
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
Under the Federal Reserve’s Large Financial Institution Rating System, component ratings are assigned for capital planning, liquidity risk management, and governance and controls. To be considered “well managed” under this rating system, a firm must be rated “broadly meets expectations” or “conditionally meets expectations” for at least two of its three component ratings.

The federal bank regulators have broad supervisory and enforcement authority over BHCs and banks, including the power to conduct examinations and investigations, which potentially can result in the imposition of significant limitations on Regions’ activities and growth. The federal bank regulators generally have broad enforcement authority and discretion to impose restrictions and limitations on the operations of a regulated entity, including the imposition of substantial monetary penalties and non-monetary requirements against a regulated entity where the relevant agency determines that the operations of the regulated entity or any of its subsidiaries fail to comply with applicable laws or regulations, are conducted in an unsafe or unsound manner or represent an unfair or deceptive act or practice.
The federal bank regulators also are empowered to require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct increases in capital; limit dividends and distributions; restrict growth; assess civil money penalties against institutions or individuals who violate any laws, regulations, orders or written agreements with the agencies; order termination of certain activities of holding companies or their non-bank subsidiaries; remove officers and directors; order divestiture of ownership or control of a non-banking subsidiary by a holding company; or terminate deposit insurance and appoint a conservator or receiver.
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
Regulatory Capital Requirements
Regions and Regions Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve, which are based on Basel III.
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
As a Category IV bank, Regions was not required to participate in the 2025 stress test. Nonetheless, like other Category IV banking organizations, the Company did receive results from the Federal Reserve during the second quarter of 2025. From the fourth quarter of 2025 through the third quarter of 2026, the Company's SCB will remain floored at 2.5 percent. In February 2026, the Federal Reserve voted to maintain SCB requirements at current levels through the third quarter of 2027 to allow time for public feedback on proposed changes to supervisory stress testing models. As such Regions SCB will remain floored at 2.5 percent through the third quarter of 2027.
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
As a Category IV banking organization, Regions must also develop and maintain a capital plan, and must submit the capital plan to the Federal Reserve as part of the CCAR process. The CCAR process is intended to help ensure that BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that allow for continued operations during times of economic and financial stress. In addition, the Federal Reserve’s capital plan rule relating to the CCAR process provides that a BHC must receive prior approval for any dividend, stock repurchase or other capital distribution if the BHC is required to resubmit its capital plan, subject to an exception for distributions on newly issued capital instruments. Among other circumstances, a BHC may be required to resubmit its capital plan in connection with certain acquisitions or dispositions.
In 2020, the U.S. federal banking agencies published a final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The final rule provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). Regions adopted the capital transition relief over the permissible five-year period which concluded in the first quarter of 2025.
In July 2023, the U.S. banking regulators issued a proposal to revise the risk-based capital standards applicable to Regions, which generally aligned with the global Basel Accord. The proposal would have introduced a new measure of RWAs, which would reflect certain standardized approaches for credit risk, operational risk and credit valuation adjustment risk, as well as a proposed measure for market risk that would have been based on both internal models and standardized supervisory models of market risk. For Category III and IV institutions, this included removing the AOCI opt-out in calculating regulatory capital. The original proposal, which was scheduled to be implemented in July 2025, was not enacted. In light of the adverse reaction to the Proposal, the Federal Reserve announced that it would publish a re-proposal of its regulations finalizing the Basel III standards. That re-proposal is expected in early 2026. The Company will continue to evaluate this proposal, as well as any potential future changes to the proposal, and the potential impacts on Regions.
In August 2023, the U.S. banking regulators proposed a rule that would require banking organizations with $100 billion or more in total assets to comply with long-term debt requirements and clean holding company requirements that currently apply only to global systemically important banking organizations. This proposal would also impose a long-term debt requirement on certain categories of IDIs, including IDIs with $100 billion or more in total assets, such as Regions Bank. If adopted, this proposal would require the Company and Regions Bank to each maintain a minimum outstanding eligible long-term debt amount of no less than the greatest of (i) 6% of RWAs, (ii) 2.5% of total leverage exposure and (iii) 3.5% of average total consolidated assets. Regions Bank would be required to issue the minimum amount of eligible long-term debt to the Company, and the Company would be required to issue the minimum amount of eligible long-term debt externally. In addition, if adopted as proposed, the clean holding company requirement would limit or prohibit the Company from entering into certain transactions that could impede its orderly resolution, including, for example, prohibiting the Company from entering into transactions that could spread losses to subsidiaries and third parties, as well as limiting the amount of the Company’s liabilities that are not eligible long-term. This proposal was subject to a comment period that closed January 16, 2024. The Company will continue to evaluate this proposal and the potential impacts, if adopted as proposed.
On October 24, 2025, the Federal Reserve proposed revisions to its supervisory stress testing framework through two related proposals designed to enhance the transparency and public accountability of its annual stress test. The first proposal solicits comments on the Federal Reserve’s stress test models, scenario design framework and an enhanced disclosure process under which the Federal Reserve would annually publish and invite public comment on stress test scenarios, models and material changes to those models. The second proposal solicits comments on the scenarios for the 2026 supervisory stress test. The Company will continue to evaluate this proposal, as well as any potential future changes to the proposal, and the potential impacts on Regions.
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
Resolution Planning
Category IV firms such as Regions are not required to submit 165(d) resolution plans. The FDIC separately requires IDIs with $100 billion or more in total assets, such as Regions Bank, to submit to the FDIC plans for resolution in the event of the bank’s failure every three years with limited supplements filed in the off years. The requirements increase the engagement between the FDIC and covered IDIs on resolution matters, give the FDIC the authority to periodically test key capabilities and processes needed in a resolution, and introduce a new credibility standard to evaluate the full resolution plan submissions. If the FDIC finds an IDI’s resolution plan to not be credible, it could subject the IDI to an enforcement action. In December 2025, the FDIC provided an update that it plans to propose changes to the final rule in 2026, including codifying the content requirement exemptions and FAQs associated with the modified approach it set out in April 2025. Regions Bank timely submitted its most recent IDI resolution plan in June 2025.
FDIA and Prompt Corrective Action
The FDIA requires the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal banking agencies must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2025, both Regions and Regions Bank were well-capitalized.
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
Safety and Soundness
The federal banking agencies have adopted a set of guidelines prescribing safety and soundness standards relating to such areas as internal controls and information systems, informational security, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. For example, the guidelines prohibit excessive compensation as an unsafe and unsound practice, and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.
Properly managing risks is critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing banking institutions including, but not limited to, credit, market, liquidity, operational, legal, compliance and reputational risk. Some of the regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or unforeseen catastrophes will result in unexpected losses. New products and services, TPRM and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. To address safety and soundness, Regions Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive and effective internal controls.
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
In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023, which became effective on April 1, 2024. Under the rule, the assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The FDIC anticipates that the total amount of the special assessment will be collected for a total of eight quarterly assessment periods. In December 2025, the FDIC issued an interim final rule that reduced the special assessment for the eighth collection quarter from 3.36 basis points to 2.97 basis points. Under the interim final rule, upon termination of the receiverships, the FDIC will either provide an offset to regular quarterly deposit insurance assessments for insured depository institutions subject to the special assessment if the amount collected exceeds losses or collect from insured depository institutions subject to the special assessment a one-time final shortfall special assessment if losses at the termination of the receiverships exceed the amount collected. The payments are deductible for income taxes. For more details on the special assessment, see the “Non-Interest Expense” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
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
During 2025, the 2024 changes adopted by the OCC and FDIC to the standards by which bank and financial institution acquisitions would be evaluated were rescinded. The Federal Reserve adopted no such changes in 2024. Concurrently, the Department of Justice adopted a more permissive posture, supporting the federal banking regulators' actions to rescind the 2024 standards. Furthermore, a Congressional Review Act resolution was signed in 2025 to prevent the OCC from re‑issuing rules similar to the rescinded 2024 standards. During the current Administration, the banking agencies have been approving mergers within much shorter timeframes. We cannot predict how long the current environment will endure.
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
In addition, in the spring of 2022, federal banking regulators imposed a cybersecurity-related notification rule that requires banking organizations, including Regions and Regions Bank to notify their primary federal regulator as soon as possible and within 36 hours of incidents that, among other things, have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, or ability to carry out key operations of the banking organization, the failure of which would pose a threat to the stability of the U.S. financial sector. The rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents. Additionally, the enactment of the Cyber Incident Reporting for Critical Infrastructure Act of 2022, once rulemaking is complete, will require, among other things, covered entities to report significant cyber incidents, including ransomware attacks, to the CISA Further, in 2023, the SEC adopted regulations requiring public companies to disclose certain information regarding material cybersecurity incidents impacting those companies, as well as descriptions about how they manage material cybersecurity risks.
State regulators have also been increasingly active in implementing privacy and cybersecurity laws, regulations, rules and standards. Several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and have provided detailed requirements with respect to these programs, including data encryption requirements. Many states have also implemented or are considering implementing, comprehensive data privacy and cybersecurity laws and regulations, such as the CCPA. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach. Moreover, the United States Congress has considered, and will likely in the future consider, various proposals for more comprehensive data privacy and cybersecurity legislation, to which Regions and/or Regions Bank may be subject if passed. We expect this trend of state and federal activity to persist, and we continue to monitor such developments in the geographic areas in which our customers are located.
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
Climate-Related Developments
Climate change and the risks it may pose to financial institutions has, in the recent past, been an area of focus by the federal and state legislative bodies and regulators, including the federal banking agencies. In the future, new regulations or guidance may be issued, or other regulatory or supervisory actions may be taken, in this area by the federal banking agencies or other regulatory agencies. In addition, many states have adopted, or are considering adopting, laws that address climate-related and other issues that might arise. These laws may increase our compliance costs and may include provisions that conflict with other state and federal regulations, or limit our ability to conduct business in certain jurisdictions. The Company will continue monitoring legislative and regulatory activity that may implicate potential new legal or regulatory obligations on our part and evaluating their potential impact to Regions.
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
In addition, technology has lowered barriers to entry and made it possible for non-banks to offer traditional bank or bank-like products and services and therefore compete with financial institutions like us. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. A number of fintechs have applied for, and in some cases been granted, bank or industrial loan charters, while other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. In addition to fintechs, traditional technology companies have begun to make efforts toward providing financial services directly to their customers. Many of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. As digital capabilities have become a competitive necessity, Regions provides an array of digital products and services to our customers. The continued move toward digital banking and financial services, combined with customer expectations regarding digital offerings, will require us to invest greater resources in technological improvements. Customers for banking services and other financial services offered by our subsidiaries are generally influenced by convenience, quality of service, price of service, personal contacts, the quality of the technology that supports the customer experience and availability of products. Although our position varies in different markets, we believe that our affiliates effectively compete with other financial services companies in their relevant market areas.
Moreover, DeFi platforms, cryptocurrencies and related blockchain-enabled financial products and services have intensified competition for traditional financial institutions, as customers gain access to alternative platforms that facilitate payments, lending, trading, custody, settlement and other financial services. Nevertheless, we believe that we can effectively adapt our products, technologies and strategic partnerships to evolving customer preferences.
Human Capital
One pillar of our strategic priorities at Regions is the commitment to “Build the Best Team”. We believe one of the biggest differentiators of our performance is the people we employ. The need to attract, retain and develop the right talent to accomplish our strategic plan is central to our success. As of December 31, 2025, Regions and its subsidiaries had 19,969 full-time equivalent employees supporting our consumer and commercial banking, wealth management and mortgage product and services primarily across the Southeast, Midwest and Texas.
A strong and impactful human capital program begins at the top. Our Board oversees our corporate strategy and sets the tone for our culture, values and high ethical standards, and through its committees, holds management accountable. The primary committee responsible for the oversight of human capital is the CHR Committee. The CHR Committee strategically meets with subject matter experts regarding talent management and acquisition, succession planning, associate conduct, associate learning and development, and associate retention. Additionally, on a quarterly basis the CHR Committee reviews the HCM Dashboard which includes a mixture of trending and point-in-time metrics designed to provide information about, and analysis of, our workforce, including its stability (retention, turnover, etc.); talent acquisition; and associate conduct and engagement.
In order to build the best team, it is necessary for us to fill talent needs with qualified and engaged associates. Key to our success is our internal talent management program which strives to optimally deploy existing talent across Regions by focusing on where our associates excel and helping them find the best roles that maximize their talents, abilities and interests. For those roles which we fill externally, we continually build talent pipelines with an eye toward not only current needs, but also future demands of our business. Regions uses innovative tools and structured processes to achieve our goals including applications and resources designed to reach broader audiences. Our recruiting technology is agile, user friendly and allows us to offer to candidates a robust understanding of our needs, requirements and a view of our culture to support the building of an engaged workforce.
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
Available Information
We maintain a website at ir.regions.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, Form DEF 14A, and current reports on Form 8-K, including exhibits, and amendments to those reports that are filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These documents are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC also maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including Regions. Also available on our website are our (i) Corporate Governance Principles, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for Senior Financial Officers, (iv) Fair Disclosure Policy, (v) the charters of our Audit Committee, CHR Committee, Nominating and Corporate Governance Committee, Risk Committee, Technology Committee, and Executive Committee, and (vi) a number of voluntary disclosures, reports and other documents. Information included on our website is not incorporated into, or otherwise made a part of, this Annual Report on Form 10-K, and references to our website are intended to be inactive textual references only.
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
•A decrease in the demand for, or the availability of, loans and other products and services offered by us, including as a result of changing interest rate and spread conditions;
•A decrease in the value of our investment securities or other fixed-rate assets as a result of changing interest rate or spread conditions;
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
The monetary policy tightening cycle observed from 2022 through mid-2024 led to increased volatility in fixed income markets. After the benchmark Federal funds interest rates reached a peak range between 5.25 percent and 5.50 percent in 2023 and into 2024, the FOMC reduced the Federal funds rate in 2024 and 2025 ending with a range of 3.50 percent and 3.75 percent. While it is anticipated that the FOMC will continue its rate easing cycle, the range of potential rate paths over the coming year is wide and will ultimately be driven by the path of inflation, labor market performance and economic growth.
Estimates for net interest income exposure to interest rate changes have been reduced recently. While a persistently elevated rate environment would continue to support net interest income, elevated rates also increase the cost of funding and the potential for higher levels of competition for deposits. Additionally, elevated interest rates would increase debt service requirements for some of our borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated, ultimately resulting in additional delinquencies or charge-offs. Conversely, should interest rates move lower, net interest income is well supported by a mostly neutral interest rate risk position aided by the Company’s interest rate hedging program. In this environment, deposit and funding costs will move lower; however, net interest income may be adversely impacted if those costs cannot move lower as fast as expected.
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
We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance based on a number of factors. Our management periodically determines the allowance for credit losses based on available information, including the quality of the loan portfolio, the value of the underlying collateral and the level of non-accrual loans, taking into account relevant information about past events, current conditions and R&S forecasts of future economic conditions that affect the collectability of our loan portfolio. If, as a result of general economic conditions, there is a decrease in asset quality or growth in the loan portfolio and management determines that additional increases in the allowance for credit losses are necessary, we may incur additional expenses which will reduce our net income and could materially affect our financial condition.
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
Regions may be impacted by actual or perceived soundness of other financial institutions, including as a result of the financial or operational failure of a major financial institution, or concerns about the creditworthiness of such a financial institution or its ability to fulfill its obligations, which can cause substantial and cascading disruption within the financial markets and increased expenses, including FDIC insurance premiums, and could affect our ability to attract and retain depositors and to borrow or raise capital. The failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events, including increased regulatory scrutiny, could adversely impact Regions’ business, financial condition and results of operations.
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
In 2025, we sold 50.0 percent of the mortgage loans we originated to the Agencies. We rely on the Agencies to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that the Agencies will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the Agencies. The exact effects of any such reforms, if implemented, are not yet known, but they may limit our ability to sell conforming loans to the Agencies. If we are unable to continue to sell conforming loans to the Agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.
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
Cybersecurity risks for large financial institutions, such as us, have increased significantly in recent years in part because of the proliferation of technology-based products and services, the increased pace of technological innovation, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, nation state-supported actors, activists and other external parties. This increase is expected to continue and further intensify. The techniques used by cyber criminals change frequently, may not be recognized until launched (or may evade detection for considerable time), can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments, and may see their frequency increased, and effectiveness enhanced, by the use of AI. These criminals may attempt to fraudulently induce employees, customers or other users of our systems and networks to disclose sensitive information (including confidential, personal, proprietary and other information) in order to gain access to data or our systems and networks. Third parties with whom we or our customers do business also present operational and cybersecurity risks to us, including cybersecurity or other similar incidents or failures or disruptions of their own systems and networks. While we have successfully defended similar attacks, we could become the subject of a successful similar style attack through a supply chain compromise. As noted above, our operations rely on the secure collection, transmission, storage and other processing of confidential, personal, proprietary and other information in our operating systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets and other mobile devices that are beyond our control environment. Additionally, cybersecurity and other similar incidents or terrorist activities could disrupt our or our customers’ or other third parties’ business operations. Although these past events have not resulted in a breach of our client data or account information, such attacks have adversely affected the performance of Regions Bank’s website, www.regions.com, and, in some instances, prevented customers from accessing Regions Bank’s secure websites for consumer and commercial applications. In all cases, the attacks primarily resulted in inconvenience; however, future cyber-attacks or other similar incidents could be more disruptive and damaging, and we may not be able to anticipate or prevent all such attacks. The U.S. government has raised concerns about increases in cyber-attacks and other similar incidents generally as a result of various political and military conflicts around the world.
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
At the federal level, we are subject to the GLBA which requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables retail customers to opt out of the sharing of certain non-public personal information with unaffiliated third parties. We are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to privacy and cybersecurity. Moreover, the United States Congress has considered, and will likely in the future consider, various proposals for more comprehensive privacy and cybersecurity legislation, to which we may be subject if passed. Additionally, the federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions.

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
The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services. We have invested in technology to automate functions previously performed manually, to facilitate the ability of clients to engage in financial transactions and otherwise to enhance the client experience with respect to our products and services. We expect to make additional investments in innovation and technology to address technological disruption in the industry and improve client offerings and service. These changes allow us to better serve our clients and to reduce costs.
Despite our investments in technology, our continued success depends, in part, upon our ability to address clients’ needs by using technology to provide products and services that satisfy client demands, including demands for faster and more secure payment services, to create efficiencies in our operations and to integrate those offerings with legacy platforms or to update those legacy platforms. A failure to maintain or enhance our competitive position with respect to technology, whether because of a failure to anticipate client expectations, a failure in the performance of technological developments or an untimely roll out of developments, may cause us to lose market share or incur additional expense.
The development and use of AI presents risks and challenges that may adversely impact our business.
We and our third-party vendors, clients or counterparties develop, deploy and incorporate AI technology in certain business processes, services and products. Our current and increasing development, deployment and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as new and existing provisions in intellectual property, privacy, cybersecurity, consumer protection, employment and other laws applicable to the use of AI and changes in interpretation of the foregoing. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may, and often do, produce output or take action that is incorrect, that result in the release of personal, confidential or proprietary information, that reflect or introduce discrimination, errors or biases included in the data on which they are trained or prompts or algorithms on which they rely, that infringe on the intellectual property rights of others or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with applicable laws and regulations, including those that require documentation or explanation of the basis on which decisions are made. Additionally, if we do not have sufficient rights to use AI models, the data on which they are trained or prompts or algorithms on which they rely or the output thereof, we could also incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights or contracts to which we are a party.
Further, we currently rely, and expect to continue to rely, on AI models developed by third parties, and are and would be dependent in part on the manner in which those third parties develop, train and deploy their models, which involves risks arising from any discrimination, errors or bias in the models and the data on which they are trained or prompts or algorithms on which they rely, as well as the risk of inadvertent disclosure or incorporation of our personal, confidential or proprietary information into publicly available training sets. Any of these risks may impact our ability to realize the benefit of such information or adequately maintain, protect and enforce our intellectual property rights, and could result in regulatory compliance failures and otherwise harm our competitive position and business. The use of AI by companies has resulted in, and may in the future result in, systems failures or errors and cyber-attacks or other similar incidents. We may not be able to sufficiently mitigate, remediate or detect any of the foregoing limitations or risks given our and other market participants’ evolving experience with using AI, the pace of technological change, and rapid adoption of AI by our third-party vendors, clients, counterparties or competitors. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.
We are also exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyber-attacks and other similar incidents. Generative AI, if used to perpetrate fraud or launch cyberattacks or other similar incidents, could create panic at a particular financial institution or securities exchange, which could pose a threat to financial stability.
Moreover, inappropriate or controversial data practices by AI developers and users, or other factors adversely affecting public opinion of AI, could also impair the acceptance of AI. If the AI technology that we incorporate into our business processes, services or products are, or are perceived to be, deficient, inaccurate or controversial, we could suffer operational inefficiencies, competitive harm, legal liability, brand or reputational harm or other adverse impacts on our business, results of operations and financial condition. Additionally, our competitors and other third parties may incorporate AI into their business processes, services and products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, results of operations and financial condition.

Strategic Risks
Industry competition, including competition from decentralized finance platforms, cryptocurrencies and blockchain technologies, could disrupt our business model and adversely affect our revenues, market share or liquidity.
Our profitability depends on our ability to compete successfully. We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, market and technological changes, as well as continued industry consolidation. This consolidation may produce larger and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. For example, there have been a number of completed mergers of financial institutions within our market areas, and there may in the future be additional consolidation. These and future mergers will, if completed, allow the merged financial institutions to benefit from cost savings and shared resources.
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
In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services, such as loans and payment services, that traditionally were banking products, and made it possible for technology companies to compete with financial institutions in providing electronic, internet-based, and mobile phone–based financial solutions. Competition with non-banks, including technology companies, to provide financial products and services is intensifying. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for, and in some cases been granted, bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes, such as the revisions to the FDIC’s rules on brokered deposits intended to reflect recent technological changes and innovations, may also make it easier for fintechs to partner with banks and offer deposit products. In addition to fintechs, traditional technology companies have begun to make efforts toward providing financial services directly to their customers and are expected to continue to explore new ways to do so. Many of these companies, including our competitors, have fewer regulatory constraints, and some have lower cost structures, in part due to lack of physical locations. Regions provides an array of digital products and services to our customers and we expect a bank’s digital offerings are a competitive necessity. The move toward digital banking and financial services, and customer expectations regarding digital offerings, will require us to invest greater resources in technological improvements and may put us at a disadvantage to banks and non-banks with greater resources to spend on technology.
The rapid emergence and increasing adoption of DeFi platforms, cryptocurrencies and related blockchain-enabled financial products and services could disrupt traditional banking services and accelerate competitive pressures on our business. As customers and counterparties gain access to alternative platforms that facilitate payments, lending, trading, custody, settlement and other financial services outside of, or with reduced reliance on, traditional financial institutions, we may experience reduced demand for certain of our products and services, lower volumes and compression of pricing and fee incomes. If we do not effectively develop, acquire, partner with or otherwise adapt our products to respond to evolving customer preferences and competitive dynamics, then we may lose customers to existing or new competitors, including non-bank competitors, resulting in reduced market share and lower revenues.
Continued growth in the acceptance of DeFi platforms, cryptocurrencies and blockchain technologies could also reduce traditional banking deposits and income streams and increase volatility in our deposit base, which could adversely affect our liquidity position, funding costs and overall financial condition. The evolving regulatory and supervisory environment applicable to DeFi platforms, cryptocurrencies and blockchain technologies may increase our compliance costs, constrain our ability to pursue strategic initiatives or engage in certain activities and heighten our exposure to reputational and operational risks. Developments in the regulatory landscape, such as the enactment and implementation of the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS Act) and potential enactment of the Digital Asset Market Clarity Act of 2025 (CLARITY Act) or similar market structure legislation, may also affect our clients’ needs and expectations for products and services. In addition, adverse events involving DeFi platforms and cryptocurrencies, including security breaches, fraud, market manipulation, insolvencies or other failures, could negatively impact customer confidence in financial institutions generally or in us, even if we are not directly involved, and thereby adversely affect our business and results of operations.
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
Our geographic footprint includes markets that are experiencing significant population growth and economic development, which makes these areas attractive to both existing and new financial institutions. As a result, we could face increased competition from other financial institutions seeking to expand in these markets. If we are unable to compete effectively, our ability to grow loans and deposits, maintain customer relationships, and achieve desired profitability could be adversely affected.

Weakness in the residential real estate markets could adversely affect our performance.
As of December 31, 2025, consumer residential real estate loans represented approximately 26.5 percent of our total loan portfolio. A general decline in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, the decreases in the value of collateral securing our loans as a result of natural disasters or other related events could adversely impact our financial condition and results of operations. If insurance coverage is unavailable to our borrowers due to the reluctance of insurance companies to renew policies covering the collateral or due to other factors, the resulting increase in cost of home ownership could affect the ability of borrowers to repay loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.
Weakness in the commercial real estate markets could adversely affect our performance.
As of December 31, 2025, approximately 9.5 percent of our loan portfolio consisted of investor real estate loans. Commercial real estate loans generally carry large balances and may involve a greater degree of financial and credit risk than other loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the types of business and collateral, the size of loan balances, the effects of nationwide and regional economic conditions on income-producing properties and businesses and the increased difficulty of evaluating and monitoring these types of loans. Declines in real estate markets or sustained economic downturns increase the risk of credit losses or charge-offs related to our loans or foreclosures on certain real estate properties.
The investor real estate loans we make are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings and multi-tenanted light industrial properties. At December 31, 2025, office properties constituted 1.1 percent of our total loan portfolio. The office property segment is undergoing a structural shift given the rise of a remote work environment resulting in heightened vacancies and potentially reduced leasing needs. It is anticipated that this heightened risk environment for the office segment may take several years to resolve. A reduction in the need for office space could result in a reduction in demand for these categories of commercial office and/or in our customers’ ability to repay their loans, which, in turn, may have an adverse effect on our business and results of operation.
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
Home equity products, particularly those in a second lien position, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. At December 31, 2025, the Company's home equity portfolio included approximately $3.2 billion of home equity lines of credit and $2.3 billion of closed-end home equity loans (primarily originated as amortizing loans). Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. As of December 31, 2025, approximately $2.4 billion of our home equity lines and loans were in a second lien position.
Weakness in commodity businesses could adversely affect our performance.
Many of our borrowers operate in industries that are directly or indirectly impacted by changes in commodity prices. This includes agriculture, livestock, metals, timber, textiles and energy businesses (including oil, gas and petrochemical), as well as businesses indirectly impacted by commodities prices such as businesses that transport commodities or manufacture equipment used in production of commodities. Changes in commodity prices depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These industries have been, and may in the future be, subject to significant volatility. For example, oil prices have been volatile, both rising and falling, in recent years. Such volatility is expected to continue in the foreseeable future due to an unpredictable geopolitical and economic environment, including as a direct or indirect consequence of changing tariff regimes. As a consequence of oil and gas price volatility, our energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs. In addition, legislative changes such as the elimination of certain tax incentives and the transition to a less carbon dependent economy in response to climate change and other factors could have significant impacts on this portfolio.
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
Instability in geopolitical matters could have a material adverse effect on our results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets.. Current and emerging sources of geopolitical risk include, among others, ongoing armed conflicts and military tensions (such as Russia’s invasion of Ukraine and various conflicts in the Middle East), heightened strategic competition between the United States and China and evolving tensions related to relations between China and Taiwan. Political and military developments in Venezuela and broader instability in other parts of Latin America may contribute to economic uncertainty and pressures on regional markets and supply chains. Additionally, shifting geopolitical priorities among major powers have amplified concerns about economic fragmentation, trade disruptions and the weaponization of economic policy tools such as sanctions, tariffs and export controls.
These dynamics can lead to higher and more volatile commodity and energy prices, strained global supply chains, increased inflationary pressures and weaker economic growth both globally and in the United States. Financial markets may experience abrupt swings in asset valuations, higher risk premiums and periods of reduced liquidity. Geopolitical events can also spur elevated cyber threats, including state-sponsored and opportunistic cyber-attacks aimed at critical infrastructures and financial systems. Such attacks could disrupt our operations, compromise sensitive data, increase compliance and remediation costs and harm customer relationships.
Any of these developments, either alone or together, may dampen consumer and business confidence, increase delinquency rates, amplify credit risk across our loan portfolios, disrupt funding markets or necessitate additional capital or liquidity reserves. As a result, instability in geopolitical matters and the global macroeconomic environment could have significant adverse effects on the U.S. economy, our business and our long-term strategic plans.

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
Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we have selected these third-party vendors carefully, performing upfront due diligence and ongoing monitoring activities, we do not control their actions. Any issues that arise with respect to these third parties, including those resulting from disruptions in services provided by a vendor (including as a result of a cyber-attack, other information security event or a natural disaster), financial or operational difficulties for the vendor, issues at third-party vendors to the vendors, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason, poor performance of services, failure to comply with applicable laws and regulations or fraud or misconduct on the part of employees of any of our vendors, could trigger regulatory notification obligations on us, adversely affect our ability to deliver products and services to our customers, our reputation and our ability to conduct our business. In certain situations, replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable, inherent risk to our business operations. Many of our vendors have also been impacted by market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services.
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
When we launch a new product or service, introduce a new platform for the delivery or distribution of products or services (including mobile connectivity, electronic trading and cloud computing), acquire or invest in a business or make changes to an existing product, service or delivery platform, we may not fully identify or understand new operational risks that may arise from those changes, or may fail to implement adequate controls to mitigate the risks associated with those changes. Any significant failure in this regard could diminish our ability to operate one or more of our business or result in potential liability to clients, counterparties and customers, and result in increased operating expenses. We could also experience higher litigation costs, including regulatory fines, penalties and other sanctions, reputational damage, impairment of our liquidity, regulatory intervention or weaker competitive standing. Any of the foregoing consequences could materially and adversely affect our businesses and results of operations.
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
Over time, there have been instances where technology used by us and other financial institutions has been alleged to have infringed patents held by others. For example, the United Services Automobile Association (USAA) has pursued patent infringement claims against several financial institutions, including Regions. Defending these types of claims, even those without merit, have caused and could continue to cause us to incur expenses, and adverse rulings in these matters could impact our financial condition.
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
Weather-related events, health crises, the occurrence or worsening of disease outbreaks or pandemics, or other catastrophic events, other natural or man-made disasters, climate change, as well as economic, market and industry changes, or government actions or other responses in connection with such events, pose shorter- and longer-term risks to our business and/or that of our customers, vendors and suppliers and are expected to increase over time.
A significant portion of our operations is located in the areas bordering the Gulf region and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southeastern U.S. that are susceptible to tornadoes and other severe weather events. In particular, in recent years, a number of severe hurricanes have impacted areas in our footprint. Many areas in the Southeastern U.S. have also experienced severe droughts and floods in recent years. Any of these, or any other severe weather event, could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. In some cases, we have taken preemptive measures in an effort to mitigate certain of these adverse effects, such as maintaining insurance that includes coverage for resultant losses and expenses where possible, though these measures cannot fully mitigate all future risks. We cannot be sure that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that our insurers will not deny coverage as to any future claim. In addition, such measures cannot predict the nature, timing or level of severe weather events or prevent the disruption that a catastrophic earthquake, fire, hurricane, tornado or other severe weather or other event could cause to the markets that we serve and any resulting adverse impact on our customers, such as hindering our borrowers’ ability to timely repay their loans and diminishing the value of any collateral held by us. Man-made disasters and other events connected with the Gulf region or Atlantic Ocean, such as oil spills, could have similar effects.
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
Our and our stakeholders' concerns around climate change may expose us to risks, including risks associated with any transition to a lower-carbon economy. Such risks may result from changes in policies, laws and regulations, technologies, or market preferences. These changes could materially and negatively impact our business, results of operations, financial condition and our reputation, in addition to having a similar impact on our customers, vendors and suppliers. Many of our stakeholders, including regulators in different jurisdictions in which we operate, have differing views, perspectives, and expectations that could continue to evolve and diverge; ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices, including inconsistent (and sometimes conflicting) perspectives or requirements, may result in higher regulatory, compliance, credit and reputational risks and costs. Due to the divergent views of stakeholders, we are at an increased risk that any action, or lack thereof, by us concerning our response to climate change will be perceived negatively by some stakeholders, which could adversely impact our reputation and business. In addition, any transition to a lower-carbon economy could indirectly subject us to specific risks through our borrowers' exposure to changes in commodity prices. For more information see the “We are subject to sociopolitical risks that could adversely affect our business, reputation and the trading price of our common stock” and “Weakness in commodity businesses could adversely affect our performance” risk factors above.
Reputational Risks
We are subject to sociopolitical risks that could adversely affect our business, reputation and the trading price of our common stock.
We are subject to a variety of risks, including reputational risk, associated with sociopolitical issues. Regions’ approach to such issues is about operating responsibly and creating shared value to benefit our customers, shareholders, communities, and workforce. These and our other stakeholders, including federal and state regulators, policy makers, and agencies, often have differing, and sometimes conflicting, priorities and expectations regarding these issues that nevertheless must be considered simultaneously. For example, certain federal and state laws, regulations, and directives related to these issues may include provisions that are in conflict, real or perceived, with laws, regulations, and directives in other jurisdictions, which may result in compliance challenges and uncertainty and increased costs to our business.
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
Our ability to attract and retain customers and highly-skilled management and employees is impacted by our reputation. A negative public opinion of us and our business can result from any number of activities, including our lending practices, corporate governance and regulatory compliance, acquisitions and actions taken by community organizations in response to these activities. Furthermore, negative publicity regarding us as an employer could have an adverse impact on our reputation, especially with respect to matters of pay equity and workplace harassment.
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
We and our subsidiaries are, and may in the future be, named as defendants in various class actions and other litigation, and may be the subject of subpoenas, reviews, requests for information, investigations, and formal and informal proceedings by government and self-regulatory agencies regarding our and their businesses and activities (including subpoenas, requests for information and investigations related to the activities of our customers). Any such matters may result in material adverse consequences to our operations, financial condition, or ability to conduct our business, including adverse judgments, settlements, fines, penalties (including civil money penalties under applicable banking laws), injunctions, restitution, orders, restrictions on our business activities, restrictions on mergers and acquisitions, limits to the fees we are able to charge, or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management’s attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or self-regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or self-regulatory agencies (including the inquiries mentioned above) begin independent reviews of the same businesses or activities. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, including those relating to anti-money laundering matters or consumer protection, have increased substantially and may remain elevated. Regulators and other governmental authorities may also be more likely to pursue enforcement actions, or seek admissions of wrongdoing, in connection with the resolution of an inquiry or investigation to the extent a firm has previously been subject to other governmental investigations or enforcement actions. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant collateral consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets and the inability to operate certain businesses or offer certain products for a period of time. In addition, enforcement matters could impact our supervisory and CRA ratings, which may in turn restrict or limit our activities.
Additional information relating to our litigation, investigations and other proceedings is discussed in Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements of this Annual Report on Form 10-K.
We are subject to extensive governmental regulation, which could have an adverse impact on our operations and our business model.
We are subject to extensive state and federal regulation, supervision, and examination governing almost all aspects of our operations, which limits the businesses in which we may permissibly engage. The laws and regulations governing our business are intended primarily for the protection of our depositors, our customers, the FDIC's DIF, and the banking financial system, not our shareholders or other creditors. These laws and regulations govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, consumer protection, and general business operations and financial condition (including permissible types, amounts and terms of loans and investments, the amount of reserves against deposits, restrictions on dividends and repurchases of our capital securities, establishment of branch offices, and the maximum interest rate that may be charged by law). Further, we must obtain approval from our regulators before engaging in many activities, and our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely. There can be no assurance that any regulatory approvals we may require or otherwise seek will be obtained in a timely manner or at all.
Regulations affecting banks and other financial institutions face continuous review, frequently change, and the ultimate effect of such changes cannot be predicted. Regulations, laws and guidance may be modified or repealed at any time, and new legislation may be enacted that will affect us, including those resulting from any changes to control of branches of the U.S government, as well as changes in leadership of most federal administrative agencies. The current U.S. administration has implemented significant changes in federal priorities and has taken steps to change the operations, structure, and policy focus of various federal agencies, as well as regulatory priorities, policy approaches and interpretations of existing laws by those federal agencies. For example, recent executive actions and proposed legislation has changed agency mandates, modified or reduced federal program funding, altered regulatory frameworks, or adjusted the size and composition of the federal workforce. Moreover, leadership transitions at key federal agencies have impacted or may impact rulemaking, supervision, enforcement, and examination priorities across the financial regulatory landscape. These developments in the federal government subject financial institutions like us to changes in regulation, supervision, and enforcement that are difficult to predict and uncertain for a period of time and may create the possibility of significant impacts on business activity in the U.S. and globally, including impacts relating to the trade policies (including tariffs) of the U.S. or other countries. Some of the regulations finalized in the prior administration that are applicable to financial institutions were modified, rescinded, or withdrawn or are subject to reevaluation, creating further uncertainty.
Moreover, political and policy goals of elected and appointed officials may change over time, which could impact the rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies. It is possible the expected changes in law, regulation and policy do not occur or are reversed subsequently, or the regulatory measures that are ultimately enacted deliver significant competitive advantages to financial services that are structured differently or serve different markets than us.
Any changes in any federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, financial condition or results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. Our regulatory capital position is discussed in greater detail in Note 12 "Regulatory Capital Requirements and Restrictions" in Item 8. “Financial Statements and Supplementary Data".
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
Regions and Regions Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve, which are based on Basel III. Proposed changes to applicable capital, liquidity and similar requirements, such as the Basel III endgame proposal and the long-term debt proposal, could result in increased expenses or cost of funding, which could negatively affect our financial results or our ability to pay dividends and engage in share repurchases.
For more information concerning our legal and regulatory obligations with respect to Basel III Rules and long-term debt requirements, please see the “Supervision and Regulation-Regulatory Capital Requirements” discussion within Item 1. “Business,” and for more information concerning our compliance with capital requirements, see Note 12 "Regulatory Capital Requirements and Restrictions" in Item 8. “Financial Statements and Supplementary Data".
Rulemaking changes and regulatory initiatives implemented by the CFPB may result in higher regulatory and compliance costs that may adversely affect our results of operations.
In the prior administration, the CFPB has finalized a number of significant rules and introduced new regulatory initiatives, including, without limitation, by way of its enforcement authority and through public statements, that could have a significant impact on our business and the financial services industry more generally. Some of these have been delayed or rescinded and it is unclear the extent to which they might, in a different political environment, reappear. We may be required to add additional compliance personnel or incur other significant compliance-related expenses. Our business, results of operations or competitive position may be adversely affected as a result.
We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and a failure to comply with these laws could lead to a wide variety of penalties and other sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations (collectively, fair lending laws) impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the DOJ and other federal and state agencies are responsible for enforcing these federal laws and regulations and comparable state provisions. Due to legal challenges, the federal banking agencies are enjoined from enforcing and are reconsidering the 2023 CRA regulations; the federal banking agencies are continuing to apply the 1995 CRA regulations. Federal, state or local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans. A successful regulatory challenge to an institution's performance under the fair lending laws could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, and results of operations.
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
Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We generally cannot control the amount of assessments we will be required to pay for FDIC insurance. In 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules by 2 basis points, which began with the first quarterly assessment period of 2023. The final rule requires the revised rates to remain in effect until the DIF reserve ratio meets or exceeds 1.35 percent. In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. Under the rule, the assessment base for the special assessment is based on an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The total amount of the special assessment is being paid over an eight-quarter collection period that began with the invoice for the first quarter of 2024 (received in June 2024). In December 2025, the FDIC adopted an interim final rule that no longer forecasts an additional ninth or tenth quarter assessment beyond the initial eight-quarter collection period. The assessment is subject to change depending on any adjustments to the loss estimate, mergers or failures, or amendments to reported estimated of uninsured deposits. The FDIC may require us to pay higher FDIC assessments than we currently do or may charge additional special assessments or future prepayments if, for example, there are financial institution failures in the future. Any increase in deposit assessments or special assessments may adversely affect our business, financial condition or results of operations. See the “Supervision and Regulation-Deposit Insurance” discussion within Item 1. “Business” and the “Non-Interest Expense” discussion within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information related to the FDIC’s deposit insurance assessments applicable to Regions Bank.
Unfavorable results from ongoing stress analyses may adversely affect our ability to retain customers or compete for new business opportunities.
The Federal Reserve conducts supervisory stress testing of us to evaluate our ability to absorb losses in baseline and severely adverse economic and stressed financial scenarios generated by the Federal Reserve. The Federal Reserve also has implemented the SCB framework which created a firm-specific risk-sensitive buffer that is informed by the results of supervisory stress testing and is applied to regulatory minimum capital levels to help determine effective minimum ratio requirements. Firm-specific SCB requirements, as well as a summary of the results of certain aspects of the Federal Reserve’s supervisory stress testing and firm-specific results are released publicly.
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
Our regulators may also require us to raise additional capital or take other actions, or may impose restrictions on capital distributions, based on the results of the supervisory stress tests, such as requiring revisions or resubmission of our annual capital plan, which could adversely affect our ability to pay dividends and repurchase capital securities. In addition, we may not be able to raise additional capital if required to do so, or may not be able to do so on terms that we believe are advantageous to Regions or its current shareholders. Any such capital raises, if required, may also be dilutive to our existing shareholders. As discussed in the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, the Company's results of the 2024 stress test from the Federal Reserve reflect that the Company exceeded all minimum capital levels. The Company's SCB will remain floored at 2.5 percent from the fourth quarter of 2025 through the third quarter of 2026. Despite exceeding these minimum capital levels, we may experience unfavorable results from stress test analyses in the future.
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our shareholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our shareholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to the holding company. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred shareholders or principal and interest payments on our outstanding debt. See the “Shareholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At December 31, 2025, our subsidiaries’ total deposits and borrowings were approximately $133.4 billion.

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
Our amended and restated by-laws designate (i) the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders and (ii) the federal district courts of the United States as the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.
Our amended and restated by-laws (our “by-laws”) contain two forum selection provisions. First, our by-laws provide that, except for claims made under the Securities Act of 1933 (which are the subject of the forum selection provision described in the following sentence), unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) derivative actions brought on behalf of the Company, (ii) certain actions asserting a claim of breach of a fiduciary duty, (iii) actions asserting a claim against the Company or a director, officer or other employee of the Company arising pursuant to any provision of Delaware law, our certificate of incorporation, or our by-laws or (iv) any actions asserting a claim against the Company or any director, officer or other employee of the Company governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware or the federal district court for the District of Delaware if the Court of Chancery of the State of Delaware has no jurisdiction. In addition, our by-laws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), or any rule or regulation promulgated thereunder, shall be the federal district courts of the United States. Our by-laws further provide that our shareholders are deemed to have received notice of and consented to both of these forum selection provisions.
The forum selection provisions of our by-laws may discourage claims or limit shareholders’ ability to submit claims in a judicial forum that they find favorable, and may result in additional costs for a stockholder seeking to bring a claim. Additionally, with respect to our forum selection provision relating to claims made under the Securities Act, we note that, while Section 27 of the Exchange Act creates exclusive federal jurisdiction over claims brought to enforce a duty or liability created by the Exchange Act, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act. As noted above, our by-laws provide that, unless we consent in writing to the selection of an alternative forum, U.S. federal district courts will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. While we believe the risk of a court declining to enforce our forum selection provisions is low, if a court were to determine either forum selection provision to be illegal, invalid or unenforceable in a particular action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction or multiple jurisdictions, which could have a negative impact on our results of operations and financial condition and result in a diversion of the time and resources of our management and Board.
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
The content and application of laws and regulations affecting financial services firms sometimes vary according to factors such as the size of the firm, the jurisdiction in which it is organized or operates and other criteria. Fintechs and other non-traditional competitors may not be subject to banking regulation, or may be supervised by a national or state regulatory agency that does not have the same regulatory priorities or supervisory requirements as our regulators. These differences in regulation can impair our ability to compete effectively with competitors that are less regulated that do not have similar compliance costs.
Talent Management Risks
Our businesses may be adversely affected if we are unable to hire and retain qualified employees.
Our success depends, in part, on our executive officers and other key personnel. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. As a large financial and banking institution, we may be subject to limitations on compensation practices, which may or may not affect our competitors, by the Federal Reserve, the FDIC or other regulators. Further, changes in and enforcement of immigration and work permit laws and visa regulations have made it difficult for employees to work in, or transfer among, jurisdictions where we operate. These limitations could further affect our ability to attract and retain our executive officers and other key personnel, in particular as we are more often competing for personnel with fintechs, technology companies and other less regulated entities who may not have the same limitations on compensation as we do.
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
Certain accounting policies are critical to presenting our reported financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. The Company’s critical accounting estimates include: the allowance; fair value measurements; goodwill; residential MSRs; and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the allowance provided; recognize significant losses on assets carried at fair value; recognize significant impairment on our goodwill, or deferred tax asset balances; significantly increase our accrued income taxes; or significantly decrease the value of our residential MSRs. Any of these actions could adversely affect our reported financial condition and results of operations.
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
Regions regularly tests and assesses its environment so it can update and maintain its systems and controls to mitigate the risks from cyber threats and vulnerabilities. These include risk assessments and penetration testing as well as testing against security controls. Layered security controls are designed and maintained to complement each other and enhance risk mitigation efforts. Regions is aiming to continue to develop and enhance controls, processes and technology to respond to evolving disruptive technology and to protect its systems from attacks or unauthorized access. In addition, Regions’ TPRM function establishes the risk-based framework that governs all associates, subsidiaries, and affiliates who are engaged in the sourcing, planning, risk assessment, due diligence, contracting, ongoing monitoring, and governance of vendor engagements, including those that present cybersecurity risks for Regions. The TPRM framework includes the initial inherent-risk assessment conducted at onboarding and the applicable due diligence risk assessments, based on the engagement’s risk profile. Upon completion of the applicable due diligence, the contract is constructed and negotiated, with efforts made to ensure appropriate terms are in place to further mitigate the risks presented. Thereafter, each engagement is reassessed on the established cadence associated with the inherent-risk tier, and performance scorecards are completed to denote material changes in the engagement.
Risk Management and Strategy. As a company that deals with large volumes of sensitive customer information and financial transactions, Regions treats cybersecurity risk as a key operational risk, and the oversight of cybersecurity risk is integrated into Regions' enterprise-wide risk management framework. As part of this framework, Regions utilizes the "Three Lines of Defense" concept to clearly designate risk management activities within the Company, and this concept is applicable to cybersecurity risk (see the “Risk Management” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K). To manage cybersecurity risk, the Company has designed and implemented an IS Program that is led by our CISO. The IS Program includes information security policies, procedures, and controls designed to prevent, detect, limit and respond to cyber-attacks or other similar incidents which might impact Regions' technologies, systems, and networks. Regions' IS Program is designed and implemented to substantially align with standards promulgated by the NIST. Regions' Information Security Policy establishes technical, administrative, and physical control directives that are implemented to protect informational assets from reasonably foreseeable risks and threats. The IS Program is supplemented by cybersecurity operations that protect the integrity and availability of information systems. As discussed above, Regions' TPRM function also conducts due diligence and ongoing oversight of the Company’s third-party vendors. The Company maintains a Cyber Incident Response Plan, which is part of broader business continuity planning and the Crisis Management Program, to help the Company respond to a possible data breach.
The Company engages with external experts and advisors, as needed, to review, enhance, and support our IS Program. For example, third parties may be used to assist in the event of a breach or to mitigate certain threats to Regions' environment. Internally, the Company provides associates with cybersecurity training and education at least annually. To bolster these practices, Regions maintains cybersecurity insurance, which is reviewed annually, to cover potential financial losses from cyber events. In addition, Regions participates in information sharing organizations to gather and share information with peer banks and other financial institutions to better prepare and protect its information systems from attack.
Governance. Regions’ system of internal controls also incorporates an organization-wide protocol for the reporting and escalation of cybersecurity matters, including to management and the Board. The Board also receives updates on the Company’s enterprise services, which includes resilience, information technology, and cybersecurity. The Board considers both business and technical resilience, cybersecurity and technological innovation, and privacy considerations, along with related risk considerations and mitigation efforts, within the Company’s strategic plan. The Board is actively engaged in the oversight of Regions’ continuous efforts to reinforce and enhance its operational resilience and receives education on the cybersecurity landscape. The Board oversees the management of cybersecurity and related risks primarily through its Risk Committee, which is supported at the management level by the ERMC, ORC, and TOROC which fall under the Risk Committee's purview. The Board's Risk Committee annually reviews and approves Regions' Information Security Policy; reviews information and regular reports on the topic from members of management on at least a quarterly basis; and recommends actions and other steps to be taken, as it deems appropriate. Additionally, the Board’s Audit Committee periodically receives reports on the IS Program prepared by the CISO and members of our Risk Management and Internal Audit functions. The Board’s Technology Committee is charged with oversight of the overall role of technology in executing Regions’ business strategy and coordinates with the Risk Committee on risk assessment and management associated with technology-related strategic investments, major technology vendor relationships, and risks associated with information technology and security activities. The Board annually reviews the IS Program and, through its various committees, is briefed at least quarterly on cybersecurity matters. In addition, our management follows a risk-based escalation process to notify the Audit Committee and Risk Committee outside of the regular reporting cycle when they identify an emerging or risk or material issue.
Our CISO, who has close to two decades of experience in the cybersecurity field, including leadership roles at multiple financial services organizations, has primary responsibility for our IS Program. The CISO is assisted by members of our Risk Management and Internal Audit functions who provide regular reports on the prevention, detection, mitigation, and remediation of cybersecurity incidents. Such members have relevant industry experience, having served in similar roles at other companies, as well as the education and certifications necessary to perform their responsibilities effectively.
Cybersecurity Incidents. We have not experienced any material losses relating to cybersecurity threats or incidents for the year ended December 31, 2025. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, see the “Technology Risks” discussion within in Item 1. “Risk Factors”.
Item 2. Properties
Regions’ corporate headquarters occupy the main banking facility of Regions Bank, located at 1900 Fifth Avenue North, Birmingham, Alabama 35203. Our office space is used by all of our segments.
At December 31, 2025, Regions Bank, Regions’ banking subsidiary, operated 1,247 banking offices. At December 31, 2025, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.
See Item 1. “Business” of this Annual Report on Form 10-K for a list of the states in which Regions Bank’s branches are located.
Item 3. Legal Proceedings
The information presented in the Legal Contingencies section of Note 23 "Commitments, Contingencies and Guarantees" of the Notes to Consolidated Financial Statements, which is included in Item 8. of this Annual Report on Form 10-K, is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.
Information About Our Executive Officers
Information concerning the Executive Officers of Regions as of February 24, 2026, is set forth below.

Executive Officer	Age	Principal Occupations	Executive Officer Since
John M. Turner, Jr.	64	Chairman, President and Chief Executive Officer of registrant and Regions Bank. Previously served as Head of Corporate Banking Group of registrant and Regions Bank and as South Region President of Regions Bank. Prior to joining Regions, served as President of Whitney National Bank and Whitney Holding Corporation.	2011
David J. Turner, Jr.	62	Senior Executive Vice President and Chief Financial Officer of registrant and Regions Bank.	2010
Kate R. Danella	47	Senior Executive Vice President and Head of Consumer Banking Group of registrant and Regions Bank. Previously served as Chief Strategy and Client Experience Officer; Head of Strategic Planning & Consumer Bank Products and Origination Partnerships; and as Head of Strategic Planning and Corporate Development of registrant and Regions Bank. Previously served as Head of Private Wealth Management of Regions Bank. Prior to joining Regions, served as Vice President of Capital Group Companies.	2018

David R. Keenan	58	Senior Executive Vice President and Chief Administrative and Human Resources Officer of registrant and Regions Bank. Previously served as Chief Human Resources Officer of registrant and Regions Bank.	2010
C. Dandridge Massey	55	Senior Executive Vice President and Chief Enterprise Operations and Technology Officer of registrant and Regions Bank. Previously served as Head of Digital and Contact Center Banking and Head of Enterprise Technology Strategic Services at Truist Bank.	2022
Tara A. Plimpton	57	Senior Executive Vice President, Chief Legal Officer and Corporate Secretary of registrant and Regions Bank. Previously served as General Counsel of registrant and Regions Bank. Prior to joining Regions, served as Vice President and General Counsel of GE Global Operations and as General Counsel of GE Energy Connections.	2020
William D. Ritter	55	Senior Executive Vice President and Head of Wealth Management Group of registrant and Regions Bank. Director of Highland Associates, Inc.	2010
Brian R. Willman	53	Senior Executive Vice President and Head of Corporate Banking Group of registrant and Regions Bank. Previously served as Head of Commercial Banking of registrant and Regions Bank.	2024
Russell Zusi	51	Senior Executive Vice President and Chief Risk Officer of registrant and Regions Bank. Prior to joining Regions, served as Co-head of Global Compliance and Operational Risk and Global Technology and Operations Chief Risk Officer, and previously as Credit Review Executive, of Bank of America Corp.	2024

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Regions common stock, par value $.01 per share, is listed for trading on the NYSE under the symbol RF. Information relating to compensation plans under which Regions' equity securities are authorized for issuance is presented in Part III, Item 12. As of February 23, 2026, there were 32,056 holders of record of Regions common stock (including participants in the Broadridge Direct Stock Purchase and Dividend Reinvestment Plan for Regions Financial Corporation).
The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies. Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2025, are set forth in Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024, which was subsequently extended through the fourth quarter of 2025. On December 10, 2025, the Board authorized the repurchase of up to $3.0 billion of the Company's common stock for the period beginning January 1, 2026 and extending through December 31, 2027. This authorization supersedes the prior share repurchase program, which expired on December 31, 2025.
The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2025. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1-31, 2025	7,339,278	$24.22	7,339,278	$1,080,476,188
November 1-30, 2025	7,125,137	$24.49	7,125,137	$905,877,347
December 1-31, 2025	2,740,125	$26.52	2,740,125	$833,162,182
Total Fourth Quarter	17,204,540	$24.70	17,204,540	$833,162,182
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

$250
$200
$150
$100
$50
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Period Ending
Regions
S&P 500 Index
S&P 500 Banks Index

	Cumulative Total Return
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Regions	$100.00	$139.39	$142.62	$134.49	$170.84	$205.44
S&P 500 Index	100.00	128.68	105.36	133.03	166.28	195.98
S&P 500 Banks Index	100.00	135.44	109.43	121.42	167.82	224.54

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
Management believes the following sections provide an overview of several of the most relevant matters necessary for an understanding of the financial aspects of Regions' business, particularly regarding its 2025 results. Cross references to more detailed information regarding each topic within MD&A and the consolidated financial statements are included. The following information should be read in conjunction with the entire MD&A and accompanying consolidated financial statements and related notes, as well as the other sections of this Annual Report on Form 10-K.
Economic Environment in Regions' Banking Markets
After what is expected to be full-year 2025 growth of 2.2 percent, Regions' baseline forecast anticipates real GDP growth of 2.7 percent for 2026. The economic environment faces challenges such as lingering trade policy uncertainty, a weaker pace of hiring, and persistent inflation pressures; however, the economy is supported by ample liquidity in the household and corporate sectors, elevated profit margins, expansionary fiscal policy, accommodative financial conditions, and accelerating trend productivity growth.
The pace of nonfarm job growth slowing has been a function of diminished hiring as opposed to a rising pace of layoffs. Lingering policy uncertainty, uncertainty around the economic outlook, and a drive for greater efficiency are likely weighing on hiring while a significant outflow of foreign born labor has left a gap in the supply of labor which is weighing on hiring. A slower pace of labor force growth will largely offset the slowing pace of job growth, leaving the unemployment rate little changed; the unemployment rate averaged 4.3 percent in 2025, which we expect will be the average for 2026 as well.
Though growth in aggregate labor earnings is slowing, it continues to outpace inflation. Growth in consumer spending has slowed partially reflecting payback for purchases of consumer durable goods that were pulled forward in 2025 as consumers looked to avoid tariff-related price increases. After slowing mid-year, growth in spending on discretionary services firmed up in the fall, but a significant decline in equity prices would likely lead to a pronounced pullback in such spending. Additionally, flagging consumer sentiment and uncertainty about the path of the labor market may weigh on spending growth. That said, overall household financial conditions remain healthy, with elevated household net worth and still-low monthly debt service burdens. Moreover, changes in the tax code will lead to a significant boost to after-tax household income in the first quarter of 2026 that is expected to support spending amongst lower-to-middle income households.
More favorable tax treatment seems to have bolstered business investment spending over recent months and the momentum is expected to carry forward in 2026. Corporate profit margins remain notably elevated, particularly relative to the years immediately prior to 2020, which has enabled firms to absorb some portion of the higher tariffs already put in place. However, there is some remaining uncertainty around how the costs of higher tariffs will impact longer-term decisions on capital spending, hiring, and pricing.
While increased emphasis on the downside risks to the labor market led the FOMC to cut the Federal funds rate three times in 2025, most recently by twenty-five basis points at their December 2025 meeting, the extent of further cuts in 2026 remains unclear. Several Committee members remain focused on the upside risks to inflation. While this does not rule out additional Federal funds rate cuts, it likely limits the scope for further cuts barring a more pronounced deterioration in labor market conditions.
Patterns of economic activity within the Regions footprint are expected to be broadly similar to those seen for the U.S. as a whole. As was the case nationally, the pace of job growth within the footprint slowed over the course of 2025, in part reflecting a slowing pace of net in-migration from the rest of the U.S. and abroad. Still, growth in nonfarm employment has continued to run ahead of the national average. Some of the metro areas which had seen the largest cumulative increases over the prior few years have begun to see house prices decline, but underlying demand, in part reflecting persistently above-average population growth, will help stem the extent of any such declines. Also, given the extent to which house prices have risen over recent years in these markets, the declines in house prices do not threaten to push large numbers of owners into negative equity positions.
The economic environment, as described above, impacted Regions' forecast utilized in calculating the allowance as of December 31, 2025. See the "Allowance" section for further information.
2025 Results
Regions reported net income available to common shareholders of $2.1 billion or $2.30 per diluted share in 2025 compared to net income available to common shareholders of $1.8 billion or $1.93 per diluted share in 2024.
Net interest income (taxable-equivalent basis) totaled $5.0 billion in 2025 compared to $4.9 billion in 2024. The net interest margin (taxable-equivalent basis) was 3.61 percent in 2025, reflecting a 7 basis point increase from 2024. The increases in net interest income and net interest margin were primarily driven by lower funding costs and hedge performance improvements as short-term interest rates declined. Net interest income and margin also benefitted from securities reinvestment activities, executed through multiple, distinct debt securities repositioning transactions. See Table 2 "Volume and Yield/Rate Variances" for further details.
The provision for credit losses totaled $470 million in 2025 compared to $487 million in 2024. In 2025, net charge-offs exceeded the provision for credit losses by $43 million compared to 2024 when the provision for credit losses exceeded net charge-offs by $29 million. Refer to the "Allowance" section of Management's Discussion and Analysis for further detail.
Non-interest income increased year-over-year, totaling $2.5 billion in 2025 compared to $2.3 billion 2024. The improvement was primarily driven by a decline in securities losses associated with less repositioning activity in 2025 compared to 2024. Additionally, most categories of non-interest income increased including investment management and trust fee income, investment services income, other miscellaneous income, and service charges on deposit accounts. See Table 3 "Non-Interest Income" for further details.
Non-interest expense was $4.3 billion in 2025 and $4.2 billion in 2024. The slight increase was driven by an increase in salaries and benefits, other miscellaneous expenses, and professional, legal and regulatory expenses. The increases were partially offset by declines in FDIC insurance assessments and operational losses. See Table 4 "Non-Interest Expense" for further details.
Regions' effective tax rate was 21.4 percent in 2025 compared to 19.6 percent in 2024. See the "Income Taxes" section for further details.
For more information, refer to the following additional sections within this Form 10-K:
•"Operating Results" section of MD&A
•“Net Interest Income and Net Interest Margin” discussion within the “Operating Results” section of MD&A
•“Interest Rate Risk” discussion within the “Risk Management” section of MD&A
Capital
Capital Actions
As a Category IV bank, Regions was not required to participate in the 2025 stress test. Nonetheless, like other Category IV banking organizations, the Company did receive results from the Federal Reserve during the second quarter of 2025. From the fourth quarter of 2025 through the third quarter of 2026, the Company's SCB will remain floored at 2.5 percent. In February 2026, the Federal Reserve voted to maintain SCB requirements at current levels through the third quarter of 2027 to allow time for public feedback on proposed changes to supervisory stress testing models. As such, Regions' SCB will remain floored at 2.5 percent through the third quarter of 2027. See Note 14 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for further details regarding CCAR results.
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024, which was subsequently extended through the fourth quarter of 2025. As of December 31, 2025, Regions repurchased approximately 78 million shares of common stock under this program, which reduced shareholders' equity by $1.7 billion. On December 10, 2025, the Board authorized the repurchase of up to $3.0 billion of the Company's common stock for the period beginning January 1, 2026 and extending through December 31, 2027. This authorization supersedes the prior share repurchase program, which expired on December 31, 2025.
For more information, refer to the following additional sections within this Form 10-K:
•"Shareholders' Equity" discussion in MD&A
•"Regulatory Requirements" section of MD&A
•Note 14 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements
Regulatory Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. Under the Basel III Rules, Regions is designated as a standardized approach bank. The Basel III Rules maintain the minimum guidelines for Regions to be considered well-capitalized for Tier 1 capital and Total capital at 6.0% and 10.0%, respectively. At December 31, 2025, Regions’ Tier 1 capital and Total capital ratios were 11.99% and 13.89%, respectively.
The Basel III Rules also officially defined CET1. Regions' CET1 ratio at December 31, 2025 was estimated to be 10.89%.
For more information, refer to the following additional sections within this Form 10-K:
•“Supervision and Regulation” discussion within Item 1. Business

•"Regulatory Requirements" section of MD&A
•Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements
Loan Portfolio and Credit
During 2025, total loans decreased by $1.1 billion or 1.1 percent compared to 2024. The decrease was driven by a decline in the commercial portfolio of $947 million and the consumer portfolio of $539 million, partially offset by an increase in commercial investor real estate mortgage loans of $605 million. The decline in commercial loans, specifically commercial and industrial loans, was due to strategic runoff in leveraged lending, continued portfolio resolutions, and loans refinancing off the balance sheet through the debt capital markets. The decline in consumer loans was primarily related to a decrease in Regions' home improvement financing portfolio balances. The increase in commercial investor real estate mortgage loans was a result of increases in fundings and new term loans. Refer to the "Portfolio Characteristics" section for further discussion.
Net charge-offs totaled $513 million, or 0.53 percent of average loans, in 2025, compared to $458 million, or 0.47 percent in 2024, driven by an increase in commercial and industrial and commercial investor real estate mortgage net charge-offs from resolutions within previously identified portfolios of interest with established reserves. The allowance was 1.76 percent of total loans, net of unearned income at December 31, 2025, a decrease from 1.79 percent at December 31, 2024. The coverage ratio of allowance to non-performing loans excluding loans held for sale was 242 percent at December 31, 2025, compared to 186 percent at December 31, 2024.
For more information, refer to the following additional sections within this Form 10-K:
•“Allowance” discussion within the “Critical Accounting Policies and Estimates” section of MD&A
•“Provision for Credit Losses” discussion within the “Operating Results” section of MD&A
•“Loans,” "Portfolio Characteristics", “Allowance,” and “Non-performing Assets” discussions within the “Balance Sheet Analysis” section of MD&A
•Note 4 "Loans" to the consolidated financial statements
•Note 5 "Allowance for Credit Losses" to the consolidated financial statements
Liquidity
At the end of 2025, Regions Bank had $7.8 billion in cash on deposit with the Federal Reserve Bank and the loan-to-deposit ratio was 73 percent. Cash and cash equivalents at the parent company totaled $726 million. Cash at the Federal Reserve was stable compared to December 31, 2024.
At December 31, 2025, the Company’s borrowing capacity with the Federal Reserve was $22.8 billion based on available collateral. Borrowing availability with the FHLB was $11.1 billion based on available collateral at the same date. Regions also maintains a shelf registration statement with the SEC that can be utilized by the Company to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time.
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
The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on operations for the years 2025 and 2024; in addition, financial information for prior years will also be presented when appropriate.
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
CRITICAL ACCOUNTING ESTIMATES AND RELATED POLICIES
In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with GAAP, regulatory guidance, where applicable, and general banking practices. Estimates and assumptions most significant to Regions are related primarily to the allowance, fair value measurements, goodwill, residential MSRs, and income taxes, and are summarized in the following discussion and in the notes to the consolidated financial statements.
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
The allowance is sensitive to a number of internal factors, such as changes in the mix and level of loan balances outstanding, portfolio performance and assigned risk ratings. The allowance is also sensitive to external factors such as the general health of the economy, as evidenced by changes in interest rates, inflation, GDP, unemployment rates, changes in real estate demand and values, volatility in commodity prices, bankruptcy filings, and the effects of weather and natural disasters such as floods and hurricanes.
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
Similar to the scenario above, it is difficult to estimate how potential changes in credit risk factors might affect the overall allowance because of the wide variety of credit risk factors that are considered in estimating the allowance. Changes in risk ratings may not occur at the same rate and may not be consistent across product or industry types. Regions conducted a separate sensitivity analysis considering deteriorating conditions for commercial and investor real estate portfolio factors by stressing key portfolio drivers relative to the baseline portfolio conditions. Regions stressed risk ratings by one downgrade for commercial and investor real estate loans. This scenario resulted in an allowance approximately 20 percent higher for the commercial and investor real estate portfolios.
Fair Value Measurements
A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). The most significant of these include debt securities available for sale, mortgage loans held for sale, residential MSRs, and derivative assets and liabilities. From time to time, the estimation of fair value also affects other loans held for sale, which are recorded at the lower of cost or fair value. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including goodwill.
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
Goodwill
Goodwill consists of the excess of cost over the fair value of net assets of acquired businesses and totaled $5.7 billion at both December 31, 2025 and December 31, 2024. Goodwill is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). Goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements for further discussion).
The Company completed its annual goodwill impairment test as of October 1, 2025, by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors, and trends in the banking industry. After assessing the totality of the events and circumstances, the Company determined that it is more likely than not that the fair value of the Corporate Bank, Consumer Bank, and Wealth Management reporting units exceed their respective carrying values. Therefore, a quantitative impairment test was not required. Refer to Note 9 "Goodwill and Other Intangible Assets" to the consolidated financial statements for additional discussion of goodwill.

Specific factors as of the date of filing the consolidated financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds (refer to Note 12 "Regulatory Capital Requirements and Restrictions" in Item 8. “Financial Statements and Supplementary Data" for a discussion of current minimum regulatory requirements); future federal rules and regulations (e.g., such as those resulting from the Dodd-Frank Act); and/or significant volatility in interest rates.
Residential Mortgage Servicing Rights
Regions has elected to measure and report its residential MSRs using the fair value method. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the "Fair Value Measurements" section. Specific characteristics of the underlying loans greatly impact the estimated value of the related residential MSRs. As a result, Regions stratifies its portfolios on the basis of certain risk characteristics, including loan type and contractual note rate, as applicable. Regions values its residential MSRs using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of residential MSRs which impacts earnings.
Refer to Note 6 "Servicing of Financial Assets" to the consolidated financial statements for additional information including quantitative disclosures reflecting the effect that changes in management's assumptions would have on the fair value of residential MSRs.
Income Taxes
Accrued income taxes are reported as a component of either other assets or other liabilities, as appropriate, in the consolidated balance sheets and reflect management’s estimate of income taxes to be received or paid. The Company is subject to income tax in the U.S. and multiple state and local jurisdictions. The tax laws and regulations in each jurisdiction are complex and may be subject to different interpretations by the Company and the relevant government taxing authorities. Therefore, the Company is required to exercise judgment in determining tax accruals and evaluating the Company’s tax positions, including evaluating UTBs.
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
Table 1—Consolidated Average Daily Balances and Yield/Rate Analysis

	Year Ended December 31
	2025			2024			2023
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	4.30%	$1	$—	5.25%	$—	$—	—%
Debt securities (2)(3)	32,966	1,145	3.47	31,989	925	2.89	31,467	749	2.38
Loans held for sale	562	35	6.28	610	39	6.30	575	40	6.89
Loans, net of unearned income (4)(5)	96,124	5,512	5.69	97,036	5,782	5.93	98,239	5,784	5.86
Interest-bearing deposits in other banks	8,294	364	4.39	6,398	344	5.37	6,185	321	5.19
Other earning assets	1,481	66	4.49	1,438	68	4.75	1,389	54	3.87
Total earning assets	139,428	7,122	5.07	137,472	7,158	5.18	137,855	6,948	5.02
Unrealized gains/(losses) on securities available for sale, net (2)	(1,173)			(2,614)			(3,392)
Allowance for loan losses	(1,607)			(1,616)			(1,498)
Cash and due from banks	2,949			2,727			2,271
Other non-earning assets	18,421			17,912			17,781
	$158,018			$153,881			$153,017
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,099	15	0.12	$12,332	15	0.12	$14,165	16	0.12
Interest-bearing checking	24,672	341	1.38	24,090	395	1.64	23,319	282	1.21
Money market	37,813	878	2.32	34,586	930	2.69	32,364	615	1.90
Time deposits	15,159	532	3.51	15,471	631	4.08	10,545	342	3.24
Total interest-bearing deposits (6)	89,743	1,766	1.97	86,479	1,971	2.28	80,393	1,255	1.56
Federal funds purchased and securities sold under agreements to repurchase	55	3	4.27	15	—	4.74	13	1	5.41
Other short-term borrowings	312	14	4.47	723	40	5.24	1,776	95	5.26
Long-term borrowings	5,424	299	5.46	4,352	279	6.34	3,437	226	6.51
Total interest-bearing liabilities	95,534	2,082	2.18	91,569	2,290	2.50	85,619	1,577	1.84
Non-interest-bearing deposits(6)	39,403	—	—	40,136	—	—	46,150	—	—
Total funding sources	134,937	2,082	1.54	131,705	2,290	1.73	131,769	1,577	1.19
Net interest spread (2)			2.90			2.68			3.18
Other liabilities	4,502			4,653			4,708
Shareholders’ equity	18,541			17,484			16,522
Noncontrolling interest	38			39			18
	$158,018			$153,881			$153,017
Net interest income/margin on a taxable-equivalent basis (7)		$5,040	3.61%		$4,868	3.54%		$5,371	3.90%
_______
(1)Amounts have been calculated using whole dollar values and the prevailing interest accrual methodology.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $20 million and $7 million and hedging expense of $1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $242 million, $420 million and $236 million for the years ended December 31, 2025, 2024, and 2023, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $122 million, $142 million and $130 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits and equaled 1.37%, 1.56% and 0.99% for the years ended December 31, 2025, 2024, and 2023, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 2 "Volume and Yield/Rate Variances" provides additional information with which to analyze the changes in net interest income.
Table 2— Volume and Yield/Rate Variances

	2025 Compared to 2024			2024 Compared to 2023
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in millions)
Interest income on:
Debt securities	$29	$191	$220	$13	$163	$176
Loans held for sale	(4)	—	(4)	2	(3)	(1)
Loans, including fees	(51)	(219)	(270)	(71)	69	(2)
Interest-bearing deposits in other banks	90	(70)	20	11	12	23
Other earning assets	2	(4)	(2)	2	12	14
Total earning assets	66	(102)	(36)	(43)	253	210
Interest expense on:
Savings	—	—	—	(1)	—	(1)
Interest-bearing checking	9	(63)	(54)	10	103	113
Money market	82	(134)	(52)	45	270	315
Time deposits	(12)	(87)	(99)	186	103	289
Total interest-bearing deposits	79	(284)	(205)	240	476	716
Federal funds purchased and securities sold under agreements to repurchase	3	—	3	—	(1)	(1)
Short-term borrowings	(21)	(5)	(26)	(55)	—	(55)
Long-term borrowings	62	(42)	20	59	(6)	53
Total interest-bearing liabilities	123	(331)	(208)	244	469	713
Increase (decrease) in net interest income	$(57)	$229	$172	$(287)	$(216)	$(503)
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
Over recent years, changes in the interest rate environment and the impact on product pricing and mix has been the primary contributor to changes in net interest income. Long-term and short-term rates were lower for most of 2025 compared to 2024 due to the Federal funds rate being cut several times late in 2024 and again in late 2025. In 2025 specifically, the FOMC decreased the Federal funds rate by 25 basis points at the September, October and December meetings, for a total decrease of 75 basis points. See the "Executive Overview" for a discussion of recent FOMC activity.
Net interest income (taxable-equivalent basis) increased by $172 million in 2025 compared to 2024, and net interest margin increased by 7 basis points to 3.61 percent in 2025. The increases in net interest income and net interest margin were driven primarily by lower funding costs, which includes deposits and wholesale borrowings. Funding costs declined to 1.54 percent compared to 1.73 percent in 2024, driven by deposit cost reductions in a declining rate environment and deposit balance growth, creating a more optimal funding mix. Also contributing to the more optimal funding mix in 2025 was deposit remixing, as certain time deposits matured and were replaced with lower cost product types, money market in particular. Deposit costs decreased to 1.37 percent for 2025 compared to 1.56 percent for 2024.
Also benefiting net interest income and net interest margin in 2025 were the Company's continued securities reinvestment activities, executed through multiple, distinct debt securities repositioning transactions. As a result, the debt securities yield increased to 3.47 percent in 2025 from 2.89 percent in 2024. See Table 5 for more information.
Partially offsetting the decrease in funding costs were lower loan balances and lower loan yields. The Company's loan yields are primarily influenced by short-term interest rates such as 30-day term SOFR, which averaged 4.28 percent in 2025 compared to 5.19 percent in 2024. While floating-rate loan yields declined, the decline was mitigated by the Company's use of financial derivative instruments as hedges in order to provide interest income benefits in periods of lower interest rates. In addition, loan yields were also supported in 2025 from legacy fixed rate asset maturities and their replacement in the current elevated interest rate environment.

Balance sheet growth, combined with the mix of earning assets and interest-bearing liabilities, are key drivers of changes to the interest rate spread. The interest rate spread increased by 22 basis points to 2.90 percent in 2025. Average earning assets in 2025 totaled $139.4 billion, an increase of $2.0 billion as compared to the prior year, primarily due to an increase in interest-bearing deposits in other banks and debt securities, partially offset by a decline in loans, net of unearned income. The net effect of the change in earning asset mix had a relatively neutral impact on spread. The mix of funding sources, both interest-bearing and non-interest bearing liabilities, can also affect the interest spread. In 2025 and 2024, the Company's total deposit balances grew while the mix remained relatively stable, with non-interest-bearing deposits comprising approximately 30 percent of deposits throughout the years. The changes to funding mix had a favorable impact on the interest rate spread. See the "Loans", "Debt Securities", and "Deposits" sections for further details.
See also the "Market Risk-Interest Rate Risk" section in Management's Discussion and Analysis for additional information.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that management determines is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. In 2025, net charge-offs exceeded the provision for credit losses by $43 million compared to 2024 when the provision for credit losses exceeded net charge-offs by $29 million.
For further discussion and analysis of the total allowance for credit losses, see the "Allowance for Credit Losses" and “Risk Management” sections found later in this report. See also Note 5 "Allowance for Credit Losses" to the consolidated financial statements.
NON-INTEREST INCOME
Table 3—Non-Interest Income

	Year Ended December 31			Change 2025 vs. 2024
	2025	2024	2023	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$635	$612	$592	$23	3.8%
Card and ATM fees	487	467	504	20	4.3%
Investment management and trust fee income	362	338	313	24	7.1%
Capital markets income	347	348	222	(1)	(0.3)%
Mortgage income	158	146	109	12	8.2%
Investment services fee income	182	157	138	25	15.9%
Commercial credit fee income	114	111	105	3	2.7%
Bank-owned life insurance	95	102	78	(7)	(6.9)%
Market valuation adjustments on employee benefit assets	20	25	15	(5)	(20.0)%
Securities gains (losses), net	(53)	(208)	(5)	155	74.5%
Other miscellaneous income	188	167	185	21	12.6%
	$2,535	$2,265	$2,256	$270	11.9%
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, treasury management fees and other customer transaction-related service charges. Service charges increased modestly in 2025 compared to 2024, driven primarily by an increase in fees from treasury management services and overdraft fees.
The Company continues to monitor and evaluate the potential impact of proposals to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction, which remain subject to ongoing litigation.
Capital Markets Income
Capital markets income primarily relates to capital raising activities that include real estate placement, securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income was flat from 2024 to 2025 primarily due to increases in syndication revenue and commercial swap income being offset by declines in M&A fees and real estate revenue due to economic uncertainty early in 2025 affecting timing and volume of transactions.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increase in mortgage income in 2025 compared to 2024 was due primarily to favorable mortgage servicing rights valuation adjustments, partially offset by negative pipeline valuation adjustments.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased in 2025 compared to 2024 due primarily to strong advisor production.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. The adjustments are offset in salaries and benefits and other non-interest expense.
Securities Gains (Losses), Net
Net securities gains (losses) primarily result from the Company's asset/liability and capital management processes. In both 2025 and 2024, the Company executed debt securities repositionings by selling debt securities and reinvesting the proceeds at higher current market yields. See Table 5 "Debt Securities" for more information.
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, income from SBIC investments, valuation adjustments to equity investments, commercial loan and leasing related income, fees from safe deposit boxes, check fees, and other miscellaneous income including unusual gains. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in 2025 compared to 2024 primarily due to increases in commercial leasing income and improvements in valuation adjustments on certain equity investments.
NON-INTEREST EXPENSE
Table 4—Non-Interest Expense

	Year Ended December 31			Change 2025 vs. 2024
	2025	2024	2023	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$2,616	$2,529	$2,416	$87	3.4%
Equipment and software expense	421	406	412	15	3.7%
Net occupancy expense	288	278	289	10	3.6%
Outside services	166	162	163	4	2.5%
Marketing	113	110	110	3	2.7%
Professional, legal and regulatory expenses	111	94	85	17	18.1%
Credit/checkcard expenses	64	59	60	5	8.5%
FDIC insurance assessments	58	109	228	(51)	(46.8)%
Operational losses	53	95	212	(42)	(44.2)%
Visa class B shares expense	27	32	28	(5)	(15.6)%
Early extinguishment of debt	—	—	(4)	—	NM
Branch consolidation, property and equipment charges	(5)	3	7	(8)	(266.7)%
Other miscellaneous expenses	401	365	410	36	9.9%
	$4,313	$4,242	$4,416	$71	1.7%
_________
NM - Not Meaningful
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased in 2025 compared to 2024 primarily due to higher base salaries from annual merit increases, higher production-based incentives, and increases in other benefits expense driven by higher medical expenses due to inflation. Partially offsetting these increases were lower severance costs in 2025 as compared to 2024. Full-time equivalent headcount increased slightly to 19,969 at December 31, 2025 from 19,644 at December 31, 2024.
Professional, Legal and Regulatory expenses
Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal, and regulatory expenses increased in 2025 compared to 2024 primarily due to an increase in professional fees associated with core systems modernization.

FDIC Insurance Assessments
FDIC insurance assessments decreased in 2025 compared to 2024 primarily resulting from updates to the special assessment which was initially recorded in 2023 due to bank failures. In 2025, the Company reduced the special assessment accrual by $17 million based upon revised loss estimates related to the failures compared to an increase in the special assessment of $16 million in 2024. Also contributing to the decrease was a reduction of the base assessment primarily due to higher unsecured debt, lower concentration risk, and improved credit metrics.
Operational Losses
Operational losses include losses related to fraud, execution, delivery and process management, and damage to physical assets. Operational losses decreased in 2025 compared to 2024 primarily due to a reduction in check fraud during 2025 as a result of effective countermeasures.
Visa Class B Shares Expense
Visa class B shares expense is associated with previously sold shares. The Visa class B shares have restrictions tied to finalization of certain covered litigation. Visa class B shares expense was lower in 2025 primarily due to a share redemption in 2024 and lower escrow funding expense during 2025 for the Company's proportionate share related to the ongoing covered litigation.
Branch Consolidation, Property and Equipment Charges
Branch consolidation, property and equipment charges include valuation adjustments related to owned branches when the decision to close them is made. Accelerated depreciation and lease write-off charges are recorded for leased branches through and at the actual branch close date. Branch consolidation, property and equipment charges also include costs related to occupancy optimization initiatives. Branch consolidation, property and equipment charges in 2025 included a gain recognized on the disposition of a property in the third quarter of 2025.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses increased in 2025 compared to 2024 primarily due to a contingent reserve release in the second quarter of 2024 related to a prior acquisition, which did not repeat.
INCOME TAXES
The Company’s income tax expense for the year ended December 31, 2025 was $587 million compared to $461 million in 2024, resulting in effective tax rates of 21.4 percent and 19.6 percent, respectively. The increase in the effective tax rate in 2025 compared to 2024 is primarily driven by an increase in state income tax reserves.
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
At December 31, 2025, the Company reported a net deferred tax asset of $244 million compared to $775 million at December 31, 2024. The decrease in the net deferred tax position primarily reflects the deferred tax effects associated with decreases in unrealized losses on securities available for sale and derivative instruments recognized during the period.
See Note 1 "Summary of Significant Accounting Policies" and Note 19 "Income Taxes" to the consolidated financial statements for additional information about income taxes.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and shareholders' equity categories.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $195 million from December 31, 2024 to December 31, 2025 primarily due to an increase in deposits, partially offset by a decline in borrowed funds, a decrease in loans, securities purchases, and the redemption of Series D preferred stock. See the "Debt Securities", "Loans" "Deposits", "Borrowed Funds", and "Liquidity" sections for more information.

DEBT SECURITIES
The following table details the carrying values of debt securities, including both held to maturity and available for sale, as of December 31:
Table 5—Debt Securities

	2025	2024
	(In millions)
U.S. Treasury securities	$2,276	$2,003
Federal agency securities	543	444
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	23,624	22,865
Commercial agency	6,198	4,597
Commercial non-agency	82	82
Corporate and other debt securities	441	658
	$33,166	$30,651
Debt securities, which comprise approximately 24 percent of earning assets, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company, as much of the portfolio is highly liquid. Regions’ investment policy emphasizes credit quality and liquidity, and as such Regions maintains a highly-rated debt securities portfolio consisting primarily of agency MBS. Debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 99 percent of the investment portfolio at December 31, 2025. Additionally, some of the debt securities portfolio is eligible to be used as collateral for funding of various types of borrowings. See the "Liquidity" section for more information on these arrangements. Also see the "Market Risk-Interest Rate Risk" section for more information. See also Note 3 "Debt Securities" to the consolidated financial statements for additional information.
Debt securities held to maturity constituted approximately 17 percent of the debt securities portfolio and debt securities available for sale constituted approximately 83 percent at December 31, 2025. In the first half of 2025, the Company reclassified debt securities with an amortized cost, excluding items recognized in OCI, of $2.0 billion from available for sale into held to maturity to reduce the volatility in AOCI in preparation for potential, upcoming changes to regulatory guidance as discussed in the "Regulatory Requirements" section.
Debt securities increased $2.5 billion from December 31, 2024 to December 31, 2025 due to the addition of approximately $1.0 billion of residential agency MBS debt securities in the second quarter of 2025, lower market interest rates and tighter spreads resulting in lower unrealized holding losses, and AOCI amortization. Of note, the Company executed debt securities repositionings in the first and third quarters of 2025 involving the sale of shorter-duration commercial and residential agency MBS and replacement with residential agency MBS with favorable prepayment profiles. In total, the Company sold approximately $1.0 billion of debt securities available for sale and realized approximately $50 million in pre-tax losses. The intent was to maintain the debt securities portfolio duration that would otherwise shorten naturally while efficiently deploying capital. Proceeds from the sales were reinvested at higher market yields.
The average life of the debt securities portfolio at December 31, 2025 was estimated to be 5.9 years, with a duration of approximately 3.9 years, inclusive of fair value hedges (see Table 26). These metrics compare with an estimated average life of 6.1 years and a duration of approximately 4.5 years for the portfolio at December 31, 2024.

Table 6 "Relative Contractual Maturities" details the contractual maturities of debt securities, including held to maturity and available for sale, and the related weighted-average yields.
Table 6— Relative Contractual Maturities

	Debt Securities Maturing as of December 31, 2025
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
U.S. Treasury securities	$135	$1,639	$497	$5	$2,276
Federal agency securities	—	—	482	61	543
Obligations of states and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Residential agency	1	59	1,674	21,890	23,624
Commercial agency	317	2,475	3,255	151	6,198
Commercial non-agency	—	—	—	82	82
Corporate and other debt securities	156	269	15	1	441
	$609	$4,442	$5,923	$22,192	$33,166
Weighted-average yield (1)	2.41%	3.24%	3.32%	3.66%	3.52%
_________
(1)The weighted-average yields are calculated on the basis of the yield to maturity based on the carrying value of each debt security. The yields presented in Table 1 are calculated based on the amortized cost of each debt security and yields earned throughout each year. Yields are calculated based on whole dollar amounts.
LOANS HELD FOR SALE
The following table presents Regions’ loans held for sale by type as of December 31:
Table 7—Loans Held for Sale

	2025	2024
	(In millions)
Commercial	$245	$372
Residential first mortgage	266	222
	$511	$594
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

LOANS
GENERAL
Loans, net of unearned income, represented 69 percent of interest-earning assets as of December 31, 2025 compared to 70 percent as of December 31, 2024. The following table illustrates a year-over-year comparison of loans, net of unearned income, by portfolio segment and class as of December 31:
Table 8—Loan Portfolio

	2025	2024
	(In millions, net of unearned income)
Commercial and industrial	$48,790	$49,671
Commercial real estate mortgage—owner-occupied	4,845	4,841
Commercial real estate construction—owner-occupied	263	333
Total commercial	53,898	54,845
Commercial investor real estate mortgage	7,172	6,567
Commercial investor real estate construction	1,934	2,143
Total investor real estate	9,106	8,710
Residential first mortgage	19,765	20,094
Home equity lines	3,232	3,150
Home equity loans	2,324	2,390
Consumer credit card	1,519	1,445
Other consumer(1)	5,793	6,093
Total consumer	32,633	33,172
	$95,637	$96,727
_____
(1) Starting in 2025, other consumer loans also includes exit portfolios, which were previously presented separately. The portfolio consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.
The following table details the contractual maturities for loans as of December 31, 2025. In instances of contractual deferral, the new contractual maturity is used to determine maturity as outlined in the allowance section of Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements.
Table 9— Loan Maturities

	Loans Maturing as of December 31, 2025
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
	(In millions)
Commercial and industrial	$8,123	$32,630	$6,938	$1,099	$48,790
Commercial real estate mortgage—owner-occupied	339	1,985	2,301	220	4,845
Commercial real estate construction—owner-occupied	7	117	125	14	263
Total commercial	8,469	34,732	9,364	1,333	53,898
Commercial investor real estate mortgage	3,612	3,442	118	—	7,172
Commercial investor real estate construction	458	1,475	1	—	1,934
Total investor real estate	4,070	4,917	119	—	9,106
Residential first mortgage	13	298	2,143	17,311	19,765
Home equity lines	167	1,122	1,925	18	3,232
Home equity loans	4	204	1,286	830	2,324
Consumer credit card	1,519	—	—	—	1,519
Other consumer	190	742	2,043	2,818	5,793
Total consumer	1,893	2,366	7,397	20,977	32,633
	$14,432	$42,015	$16,880	$22,310	$95,637

The following table shows the distribution of those loans with maturities greater than one year between predetermined and variable interest rate loans as of December 31, 2025.
Table 10- Loan Distribution by Rate Type

	Predetermined Rate	Variable Rate (1)
	(In millions)
Commercial and industrial	$13,264	$27,403
Commercial real estate mortgage—owner-occupied	2,542	1,964
Commercial real estate construction—owner-occupied	153	103
Total commercial	15,959	29,470
Commercial investor real estate mortgage	195	3,365
Commercial investor real estate construction	5	1,471
Total investor real estate	200	4,836
Residential first mortgage	15,813	3,939
Home equity lines	—	3,065
Home equity loans	2,320	—
Other consumer	5,370	233
Total consumer	23,503	7,237
	$39,662	$41,543
_________
(1)The lending reported in variable rate disclosure is based upon the rate in the underlying lending contracts. For some lending arrangements, Regions enters into hedges in the form of interest rate swap and floor agreements to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay variable interest rate swaps and interest rate floors. The impact of hedging is not considered within this disclosure.
PORTFOLIO CHARACTERISTICS
Loans, net of unearned income, decreased $1.1 billion from year-end 2024 due to a decline in commercial loans and declines across several consumer loan classes as discussed below. These declines were partially offset by an increase in investor real estate loans. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital.
The following sections describe the composition of the portfolio segments and classes disclosed in Table 8, explain changes in balances from year-end 2024 and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, and certain loan products. See Note 4 "Loans" and Note 5 "Allowance for Credit Losses" to the consolidated financial statements for additional discussion.
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
Commercial and industrial loans decreased $881 million since year-end 2024 due to strategic runoff in leveraged lending, continued portfolio resolutions, and loans refinancing off the balance sheet through the debt capital markets. Throughout 2025, the decline in commercial and industrial loans was broad-based as shown in Table 11.
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ IRE portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total IRE loans increased $396 million in comparison to year-end 2024 balances due to increases in fundings to previously approved projects and new term loans for apartments, data centers and industrial properties.
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

The following tables provide detail of Regions' commercial and IRE lending balances in selected industries as of December 31:
Table 11—Commercial and Investor Real Estate Industry Exposure

	2025				2024 (3)
	Loans	Unfunded Commitments	Total Exposure	Percent of Balance	Loans	Unfunded Commitments	Total Exposure	Percent of Balance
	(In millions)
Commercial:
Administrative, support, waste and repair	$1,150	$790	$1,940	1.8%	$1,306	$751	$2,057	2.0%
Agriculture	190	119	309	0.4%	211	142	353	0.3%
Educational services	3,055	649	3,704	3.5%	3,229	875	4,104	4.0%
Energy	1,389	4,129	5,518	5.2%	1,322	3,484	4,806	4.7%
Financial services	8,499	9,811	18,310	17.3%	8,463	9,308	17,771	17.4%
Government and public sector	3,427	500	3,927	3.7%	3,121	437	3,558	3.5%
Healthcare	3,077	2,664	5,741	5.4%	3,338	2,480	5,818	5.7%
Information	1,857	1,275	3,132	3.0%	2,186	1,115	3,301	3.2%
Manufacturing	4,897	5,328	10,225	9.7%	5,037	5,138	10,175	9.9%
Professional, scientific and technical services	1,730	1,742	3,472	3.3%	1,970	1,736	3,706	3.6%
Real estate (1)	8,883	9,393	18,276	17.3%	8,857	9,110	17,967	17.6%
Religious, leisure, personal and non-profit services	1,703	1,068	2,771	2.6%	1,579	852	2,431	2.4%
Restaurant, accommodation and lodging	1,235	351	1,586	1.5%	1,285	216	1,501	1.5%
Retail trade	2,237	2,216	4,453	4.2%	2,604	1,908	4,512	4.4%
Transportation and warehousing	3,497	1,813	5,310	5.0%	3,655	1,645	5,300	5.2%
Utilities	2,290	3,800	6,090	5.8%	2,329	3,223	5,552	5.4%
Wholesale goods	4,529	3,551	8,080	7.6%	4,232	3,371	7,603	7.4%
Other (2)	253	2,608	2,861	2.7%	121	1,677	1,798	1.8%
Total commercial	$53,898	$51,807	$105,705	100.0%	$54,845	$47,468	$102,313	100.0%
Investor real estate:
Hotel	$151	$8	$159	1.3%	$188	$18	$206	1.8%
Industrial	910	183	1,093	8.9%	808	160	968	8.5%
Land	114	13	127	1.0%	74	49	123	1.1%
Multi-family	4,103	1,435	5,538	45.3%	3,834	1,417	5,251	46.2%
Office	1,091	63	1,154	9.4%	1,325	34	1,359	12.0%
Retail	289	66	355	2.9%	314	2	316	2.8%
Single-family/condo	617	506	1,123	9.2%	668	467	1,135	10.0%
Data center	421	312	733	6.0%	215	32	247	2.2%
Self storage	41	3	44	0.4%	16	1	17	0.1%
Other (2)	1,369	521	1,890	15.6%	1,268	482	1,750	15.3%
Total investor real estate	$9,106	$3,110	$12,216	100.0%	$8,710	$2,662	$11,372	100.0%

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

The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following tables provide detail of these loans as of December 31:
Table 12— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	2025		2024
	Loan Balance	Percent of Total (1)	Loan Balance	Percent of Total (1)
	(In millions)
Residential homebuilders	$1,066	6.8%	$1,081	7.1%
Apartments	4,682	29.7%	4,371	28.6%
Industrial	2,347	14.9%	2,287	15.0%
Data center	502	3.2%	332	2.2%
Diversified	1,856	11.8%	1,740	11.4%
Business offices	1,020	6.4%	1,473	9.6%
Residential land	70	0.4%	55	0.4%
Retail	1,188	7.5%	1,458	9.5%
Healthcare	1,268	8.0%	1,129	7.4%
Hotel	737	4.7%	785	5.1%
Commercial land	44	0.3%	19	0.1%
Self Storage	310	2.0%	296	1.9%
Other	679	4.3%	260	1.7%
Total (2)	$15,769	100.0%	$15,286	100.0%
_______
(1)Amounts calculated based on whole dollar values.
(2)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.
Portfolios that are experiencing higher risk due to conditions such as inflationary pressures, higher interest rates, and adverse underlying market fundamentals (identified as portfolios of interest) include business offices and trucking (included within transportation and warehousing) at December 31, 2025 within Table 11 above. Recent and potential future interest rate cuts should ease pressure on borrowers across the entire loan portfolio.
The business offices portfolio remains a portfolio of interest due to low occupancy rates and reductions in net effective rents. The office portfolio totaled $1.0 billion and represented 1.1 percent of total loans at December 31, 2025. The office portfolio included non-performing loans of $117 million and had associated charge-offs of $54 million during the year ended December 31, 2025. Approximately 95 percent of the office portfolio was secured, with approximately 64 percent of secured balances located in the South region of the U.S, of which 81 percent were Class A properties. Approximately 59 percent of the office portfolio will mature in the next 12 months. Additionally, the IRE office portfolio had a weighted-average LTV of approximately 65 percent at December 31, 2025, based upon appraisal at origination or most recent received, and a stressed weighted-average LTV of approximately 85 percent as of January 7, 2026, based upon GreenStreet's Commercial Property Price Index. While the office portfolio remains stressed, well-located, highly amenitized properties are observing improvements to property fundamentals. No new loan originations are being contemplated in this portfolio.
The trucking portfolio remains a portfolio of interest as trucking companies have been working through one of the most prolonged downturns in the U.S. domestic freight market. The industry has experienced modest improvement in 2025; however, trade uncertainty continues to mute demand. The trucking portfolio totaled $1.2 billion and represented 1.3 percent of total loans at December 31, 2025. The trucking portfolio included non-performing loans of $78 million and had associated charge-offs of $91 million during the year ended December 31, 2025. New originations in the sector have been curtailed and those that occur are secured or targeted towards larger companies.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Total residential first mortgage loans decreased $329 million in comparison to year-end 2024 balances as payoffs and paydowns outpaced production.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Substantially all of this portfolio was originated through Regions' branch network.

Since December 2016, home equity lines of credit are originated with a 10-year draw period and a 20-year repayment term. During the 10-year draw period customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, home equity lines of credit had a 10-year draw period and a 10-year repayment term. Prior to May 2009, the predominant structure was a 20-year draw period with a balloon payment upon maturity, which means there are no principal payments required until the balloon payment is due for interest-only lines of credit.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of December 31, 2025. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 13—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2026	$86	2.66%	$91	2.80%	$177
2027	221	6.85%	189	5.84%	410
2028	219	6.78%	143	4.41%	362
2029	97	2.99%	65	2.02%	162
2030	97	3.00%	72	2.23%	169
2031-2035	623	19.26%	1,212	37.50%	1,835
2036-2040	2	0.08%	4	0.12%	6
Thereafter	9	0.28%	6	0.20%	15
Revolving Loans Converted to Amortizing	56	1.73%	40	1.25%	96
Total	$1,410	43.63%	$1,822	56.37%	$3,232
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
Table 14—Estimated Current Loan to Value Ranges

	December 31, 2025					December 31, 2024
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans		Residential First Mortgage		Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien			1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)					(In millions)
Estimated current LTV:
Above 100%	$114	$1	$—	$1	$1	$63	$2	$2	$—	$1	$—
Above 80% - 100%	1,985	2	11	10	17	1,799	3	2	3	9	11
80% and below	17,327	1,396	1,799	1,739	555	17,898	3	1,430	1,687	1,883	484
Data not available	339	11	12	1	—	334	3	14	12	2	—
	$19,765	$1,410	$1,822	$1,751	$573	$20,094		$1,448	$1,702	$1,895	$495
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.

Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $300 million from year-end 2024 driven by a decline in consumer home improvement lending production.
Regions considers factors such as periodic updates of FICO scores, accrual status, DPD status, unemployment rates, home prices, and geography as credit quality indicators for the consumer loan portfolio. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for most consumer loans. For more information on credit quality indicators refer to Note 5 "Allowance for Credit Losses".
ALLOWANCE
The allowance represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios and consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments includes items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance totaled $1.7 billion at December 31, 2025, 2024, and 2023.
Regions' allowance estimation process utilizes loss forecasting models for pooled loans, specific reserves for significant individually evaluated non-performing loans, and qualitative adjustments for items not captured by the models including specific adjustments and general imprecision. Key inputs to Regions' loss forecasting models include, but are not limited to, loan risk ratings (commercial and investor real estate loans), maturity date, days past due and FICO scores (consumer loans), collateral values securing loans, and Regions' internally prepared baseline economic forecast. Changes in any of these factors, assumptions, or the availability of new information, could require the allowance to be adjusted in future periods, perhaps materially. Outputs from the loss forecasting models, in combination with Regions' qualitative framework and other analyses, inform management in its estimation of Regions' expected credit losses to ensure the overall allowance estimate is appropriate from both a bottom-up and top-down perspective. Actual losses could vary, perhaps materially, from management’s estimates. See Note 1 "Summary of Significant Accounting Policies" for more information.
Management reviews the allowance on a quarterly basis using updated information, including changes to economic conditions, the loan portfolio and credit information. Therefore, management believes the quarter-over-quarter change in the allowance is a more relevant review. The following table provides an analysis of the changes in the allowance for the three months ended December 31, 2025:
Table 15—Quarter-to-Date Allowance Analysis

Three Months Ended December 31, 2025
(In millions)
Balance at beginning of period	$1,713
Economic/ Qualitative changes	10
Specific reserve changes	(16)
Portfolio changes	(21)
Balance at end of period	$1,686
Economic forecast and qualitative adjustments
Regions' internally-developed December baseline forecast anticipates real GDP growth of 2.1 percent for 2025 and 2.3 percent in 2026. Inflation as measured by CPI is expected to hover around 3.0 percent in 2026, above the FOMC's 2.0 percent target rate. During the fourth quarter, the FOMC cut the Federal funds rate by 50 basis points. Additional incoming labor market and inflation data will determine the extent of cuts in 2026. Regions' December 2025 baseline forecast remained stable compared to the September 2025 baseline forecast, which resulted in minimal impact to the allowance. The risks to the baseline forecast are weighted to the downside. Current prevailing economic uncertainty and the potential for further disruption could influence future levels of the allowance. See the Economic Environment in Regions' Banking Markets discussion in the "Executive Overview" section for additional information.

Table 16 below reflects a range of macroeconomic factors utilized in the baseline economic forecast over the two-year R&S forecast period as of December 31, 2025. The unemployment rate is the most significant macroeconomic factor among the allowance models and was expected to remain relatively consistent over the forecast period.
Table 16—Macroeconomic Factors in the Forecast

	Pre-R&S Period	Baseline R&S Forecast
		December 31, 2025
	4Q2025	1Q2026	2Q2026	3Q2026	4Q2026	1Q2027	2Q2027	3Q2027	4Q2027
Unemployment rate	4.5%	4.5%	4.5%	4.4%	4.4%	4.3%	4.3%	4.2%	4.2%
Real GDP, annualized % change	0.3%	2.9%	2.0%	2.2%	2.0%	2.1%	1.9%	2.1%	2.0%
HPI, year-over-year % change	0.5%	(0.1)%	(0.3)%	(0.6)%	(0.2)%	0.8%	1.7%	2.4%	2.7%
CPI, year-over-year % change	3.2%	3.0%	3.3%	3.1%	2.7%	2.6%	2.5%	2.5%	2.4%
While it is the intent of Regions' quantitative allowance methodologies to reflect all risk factors, including incremental risk in portfolios identified as under stress, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Regions' qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. In the fourth quarter of 2025, the general imprecision component remained flat as model and economic imprecision risk remained consistent compared to the third quarter.
The qualitative framework also has specific adjustment components which are reserves meant to capture specific issues or events that management believes are not adequately captured in the model outcomes. Specific qualitative adjustments for the fourth quarter of 2025 increased slightly compared to third quarter of 2025 levels due to identified risks not captured in the modeled calculations.
Portfolio, credit metrics, and specific reserves
In the fourth quarter of 2025, overall asset quality continued to improve. Commercial and investor real estate criticized balances decreased approximately $340 million from $3.7 billion in the third quarter to $3.3 billion in the fourth quarter of 2025. The decrease was due primarily to upgrades and significant payoffs during the quarter, which were fairly widespread across numerous industry portfolios. Non-performing loans, excluding held for sale, decreased approximately $60 million from $758 million in the third quarter to $698 million in the fourth quarter of 2025. See Table 20 for more details regarding non-performing assets. While the ratio of net charge-offs to average loans increased 4 basis points for the fourth quarter of 2025 compared to the third quarter of 2025, the majority of business services charge-offs related to previously identified portfolios of interest for which specific reserves had already been established. The combination of credit quality improvements and specific reserve releases due to charge-offs resulted in a decrease in the allowance during the fourth quarter.
Overall allowance
Based upon the factors discussed above, the December 31, 2025 allowance decreased $27 million compared to the third quarter of 2025. Allowance decreases resulting from overall credit quality improvement in the portfolio, including declines in criticized and non-performing loans, and continued resolutions of loans within previously identified portfolios of interest, were partially offset by an allowance increase resulting from changes in the economic forecast and qualitative adjustments.
The following table provides an analysis of the drivers of the changes in the allowance for the year ended December 31, 2025:
Table 17—Year-to-Date Allowance Analysis

Year Ended December 31, 2025
(In millions)
Balance at beginning of year	$1,729
Economic/ Qualitative changes	61
Specific reserve changes	(42)
Portfolio changes	(62)
Balance at end of year	$1,686
The increase in the allowance related to economic and qualitative changes was driven by deterioration in the economic forecast combined with a net increase in qualitative adjustments. The baseline forecast deteriorated during 2025 as the result of a slight increase in the unemployment rate due to labor supply and continued uncertainty, and decreased GDP growth. While there was reduced risk in certain investor real estate portfolios which favorably impacted qualitative adjustments, this favorability was overshadowed by general uncertainty increasing during the year as a result of tariff and trade policy changes and the residual effects from the temporary government shutdown during the fourth quarter.
The reduction in the allowance related to specific reserve and portfolio changes was driven primarily by broad-based improvements in credit quality and a decrease in loan balances during 2025. Commercial and investor real estate criticized balances decreased approximately $1.4 billion year-over-year, and non-performing loans, excluding held for sale, decreased $230 million year-over-year. These decreases related in part to charge-offs of loans within identified portfolios of interest that were previously reserved for, which resulted in specific reserve releases. As a result, the December 31, 2025 allowance decreased $43 million from year-end 2024.
See Table 18 "Allowance Roll-forward" and Table 20 "Non-Performing Assets" for further information regarding charge-offs and non-performing loans, as well as Note 5 "Allowance for Credit Losses" to the consolidated financial statements for further information on criticized loans.
Details regarding the allowance and net charge-offs activity are summarized as follows:
Table 18—Allowance Roll-forward

	Twelve Months Ended December 31
	2025	2024	2023
	(Dollars in millions)
Allowance for loan losses as of January 1	$1,613	$1,576	$1,464
Cumulative effect from change in accounting guidance (1)	—	—	(38)
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	1,613	1,576	1,426

Loans charged-off:
Commercial and industrial	276	257	195
Commercial real estate mortgage—owner-occupied	4	4	2
Commercial investor real estate mortgage	62	42	—
Residential first mortgage	2	2	1
Home equity lines	1	3	3
Home equity loans	1	—	1
Consumer credit card	67	63	52
Other consumer	192	190	236
	605	561	490
Recoveries of loans previously charged-off:
Commercial and industrial	42	57	50
Commercial real estate mortgage—owner-occupied	1	2	2
Commercial real estate construction—owner-occupied	1	1	—
Commercial investor real estate mortgage	3	3	—
Residential first mortgage	2	3	1
Home equity lines	4	6	7
Home equity loans	1	—	1
Consumer credit card	9	8	8
Other consumer	29	23	24
	92	103	93
Net charge-offs (recoveries):
Commercial and industrial	234	200	145
Commercial real estate mortgage—owner-occupied	3	2	—
Commercial real estate construction—owner-occupied	(1)	(1)	—
Commercial investor real estate mortgage	59	39	—
Residential first mortgage	—	(1)	—
Home equity lines	(3)	(3)	(4)
Consumer credit card	58	55	44
Other consumer	163	167	212
	513	458	397
Provision for loan losses	456	495	547
Ending allowance for loan losses	1,556	1,613	1,576
Beginning reserve for unfunded credit commitments	116	124	118
Provision for (benefit from) unfunded credit losses	14	(8)	6
Ending reserve for unfunded credit commitments	130	116	124
Ending allowance for credit losses	$1,686	$1,729	$1,700
Loans, net of unearned income, outstanding at end of period	$95,637	$96,727	$98,379
Average loans, net of unearned income, outstanding for the period	$96,124	$97,036	$98,239

	Twelve Months Ended December 31
	2025	2024	2023
Net loan charge-offs (recoveries) as a % of average loans, annualized (2):
Commercial and industrial	0.48%	0.40%	0.28%
Commercial real estate mortgage—owner-occupied	0.05%	0.04%	—%
Commercial real estate construction—owner-occupied	(0.25)%	(0.18)%	(0.09)%
Total commercial	0.43%	0.37%	0.26%
Commercial investor real estate mortgage	0.86%	0.60%	—%
Commercial investor real estate construction	—%	—%	(0.01)%
Total investor real estate	0.65%	0.45%	(0.01)%
Residential first mortgage	—%	(0.01)%	—%
Home equity lines	(0.08)%	(0.08)%	(0.10)%
Home equity loans	(0.01)%	(0.02)%	(0.02)%
Consumer credit card	4.11%	4.04%	3.58%
Other consumer	2.75%	2.69%	3.32%
Total consumer	0.67%	0.65%	0.77%
Total	0.53%	0.47%	0.40%
Ratios (2):
Allowance for credit losses at end of period to loans, net of unearned income	1.76%	1.79%	1.73%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	242%	186%	211%
_______
(1)See Note 1 to the consolidated financial statements for additional information.
(2)Amounts have been calculated using whole dollar values.
Net charge-offs increased $55 million year-over-year, primarily driven by increases in commercial and industrial and commercial investor real estate mortgage net charge-offs, many of which related to resolutions within previously identified portfolios of interest that had been reserved for in prior periods. Economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics for 2026 and beyond.
The following table summarizes the allocation of the allowance by portfolio segment and class as of December 31:
Table 19—Allowance Allocation

	2025			2024
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)
Commercial and industrial	$48,790	$743	1.52%	$49,671	$717	1.44%
Commercial real estate mortgage—owner-occupied	4,845	101	2.09%	4,841	108	2.22%
Commercial real estate construction—owner-occupied	263	6	2.29%	333	9	2.75%
Total commercial	53,898	850	1.58%	54,845	834	1.52%
Commercial investor real estate mortgage	7,172	107	1.49%	6,567	216	3.29%
Commercial investor real estate construction	1,934	28	1.44%	2,143	31	1.47%
Total investor real estate	9,106	135	1.48%	8,710	247	2.84%
Residential first mortgage	19,765	112	0.57%	20,094	106	0.53%
Home equity lines	3,232	100	3.09%	3,150	86	2.73%
Home equity loans	2,324	30	1.27%	2,390	27	1.12%
Consumer credit card	1,519	129	8.50%	1,445	122	8.44%
Other consumer	5,793	330	5.70%	6,093	307	5.05%
Total consumer	32,633	701	2.15%	33,172	648	1.95%
Total	$95,637	$1,686	1.76%	$96,727	$1,729	1.79%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of December 31:
Table 20—Non-Performing Assets

	2025	2024
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$474	$408
Commercial real estate mortgage—owner-occupied	45	37
Commercial real estate construction—owner-occupied	2	5
Total commercial	521	450
Commercial investor real estate mortgage	121	423
Total investor real estate	121	423
Residential first mortgage	25	23
Home equity lines	24	26
Home equity loans	7	6
Total consumer	56	55
Total non-performing loans, excluding loans held for sale	698	928
Total non-performing loans(1)	698	928
Foreclosed properties	17	14
Total non-performing assets(1)	$715	$942
Accruing loans 90+ days past due:
Commercial and industrial	$6	$7
Commercial real estate mortgage—owner-occupied	—	1
Total commercial	6	8
Residential first mortgage(2)	105	88
Home equity lines	15	16
Home equity loans	8	7
Consumer credit card	22	20
Other consumer	24	27
Total consumer	174	158
Total accruing loans 90+ days past due	$180	$166
Non-performing loans(1) to loans and non-performing loans held for sale	0.73%	0.96%
Non-performing loans, excluding loans held for sale(1) to loans	0.73%	0.96%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.75%	0.97%
_________
(1)Excludes accruing loans 90+ days past due. There were no non-performing loans held for sale at both December 31, 2025 and 2024.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase; however, includes Ginnie Mae repurchased loans with partial guarantees. Total 90+ days or more past due guaranteed loans excluded were $79 million at December 31, 2025 and $55 million at December 31, 2024.
Non-performing loans (excluding loans held for sale) at December 31, 2025 decreased $230 million as compared to year-end 2024 levels primarily due to reductions in the business offices, healthcare, apartments and transportation and warehousing portfolios, which were partially offset by an increase in the manufacturing portfolio. The same economic trends that impact net charge-offs, as discussed above, will impact the future level of non-performing loans. Circumstances related to individually large credits could also result in volatility.

The following table provide an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 21— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Twelve Months Ended
	2025				2024
	Commercial	Investor Real Estate	Consumer(1)	Total	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$450	$423	$55	$928	$515	$233	$57	$805
Additions	584	89	—	673	637	330	—	967
Net payments/other activity	(190)	(246)	1	(435)	(374)	(97)	(2)	(473)
Return to accrual	(28)	—	—	(28)	(44)	—	—	(44)
Charge-offs on non-accrual loans(2)	(270)	(62)	—	(332)	(251)	(42)	—	(293)
Transfers to held for sale(3)	(22)	(17)	—	(39)	(9)	(1)	—	(10)
Net loan sales	(3)	(66)	—	(69)	(24)	—	—	(24)
Balance at end of year	$521	$121	$56	$698	$450	$423	$55	$928
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

Deposits are Regions’ primary source of funds, providing funding for over 90 percent of average earning assets at both December 31, 2025 and 2024. The following table summarizes deposits by category and by segment as of December 31:
Table 22—Deposits by Category and by Segment

	2025	2024
	(In millions)
Non-interest-bearing deposits	$39,530	$39,138
Interest-bearing checking	25,677	25,079
Savings	11,914	12,022
Money market—domestic	40,119	35,644
Time deposits	13,888	15,720
	$131,128	$127,603

Consumer Bank segment	$80,193	$78,637
Corporate Bank segment	40,449	38,361
Wealth Management segment	8,344	7,736
Other(1)	2,142	2,869
	$131,128	$127,603
____
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, selected deposits and brokered time deposits). Other deposits include brokered deposits totaling $1.3 billion at December 31, 2025 and $2.2 billion at December 31, 2024.
Total deposits at December 31, 2025 increased approximately $3.5 billion compared to year-end 2024 levels driven primarily by significant growth in money market accounts and, to a lesser degree, interest-bearing checking and non-interest-bearing deposits partially offset by a decline in time deposits. The increase in deposits reflects customer growth and preference for liquidity due to uncertainty in the economic environment. The mix of non-interest-bearing deposits, representing approximately 30 percent of total deposits at December 31, 2025, remained relatively stable in comparison to December 31, 2024.
The decline in interest rates during 2025 drove a decrease in deposit costs to 137 basis points for 2025, compared to 156 basis points for 2024. The rate paid on interest-bearing deposits decreased to 197 basis points for 2025 compared to 228 basis points for 2024.
Regions' deposits are granular and diversified including insured and collateralized deposits, with consumer deposits making up more than 60 percent of the total deposit base at both December 31, 2025 and 2024. Furthermore, corporate deposits include those that are operational in nature (where the primary use is certain operational services such as clearing, custody, payments or other cash management activities). A significant amount of the Company's deposit base is insured by the FDIC or collateralized, with approximately $11.4 billion in deposits collateralized in public funds or in trusts at December 31, 2025. The amount of estimated uninsured deposits totaled $52.3 billion at December 31, 2025, therefore approximately 60 percent of total deposits were insured by the FDIC. The granularity of the Company's deposits was also evidenced by an average deposit account balance of approximately $19 thousand at December 31, 2025. The estimates of uninsured deposits and average account size were based on methodologies used in the Company's Call Report, which is prepared on an unconsolidated bank basis.
See the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion on liquidity and interest rates.
Time deposit accounts with balances of $250,000 or more totaled $2.6 billion and $2.8 billion at December 31, 2025 and 2024, respectively.
The following table shows scheduled maturities of estimated uninsured time deposits as of December 31, 2025:
Table 23—Maturity of Uninsured Time Deposits

2025
(In millions)
Uninsured time deposits, maturing in:
3 months or less	$643
Over 3 through 6 months	576
Over 6 through 12 months	245
Over 12 months	50
$1,514
BORROWED FUNDS
Total short-term borrowings increased from $500 million at December 31, 2024 to $750 million at December 31, 2025 due to the use of FHLB advances. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized. Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a portion of Regions' funding strategy. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
Total long-term borrowings decreased approximately $1.9 billion to $4.1 billion at December 31, 2025 due to a decline in FHLB advances, the maturity of the Company's 2.25% senior notes, and the maturity of the Company's 6.75% subordinated notes.
See Note 11 "Borrowed Funds" to the consolidated financial statements for further discussion of both short-term and long-term borrowings.
RATINGS
    Table 24 "Credit Ratings" reflects the debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and DBRS.
Table 24—Credit Ratings

As of December 31, 2025
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
____
(1) As of March 31, 2024, DBRS withdrew their rating on Regions Financial Corporation's subordinated debt.

On September 8, 2025, DBRS affirmed the Company's senior unsecured debt rating and revised its outlook to positive from stable citing Regions' strong deposit franchise and market share in the Southeastern region.
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
SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $19.0 billion at December 31, 2025 as compared to $17.9 billion at December 31, 2024. During 2025, net income increased shareholders' equity by $2.2 billion, dividends on common stock reduced shareholders' equity by $916 million, and dividends on preferred stock reduced shareholders' equity by $91 million. Changes in OCI increased shareholders' equity by $1.4 billion, primarily due to available for sale securities and derivative instruments as a result of changes in market interest rates during 2025. During the second quarter of 2025, the Company redeemed all of the outstanding shares of its Series D preferred stock, which decreased shareholders' equity by $350 million. Common stock repurchased during 2025 decreased shareholders' equity by $1.1 billion. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Total equity included noncontrolling interest of $60 million and $31 million at December 31, 2025 and December 31, 2024, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, an unconsolidated VIE of which Regions held a significant interest at December 31, 2025 and 2024.
Subsequent to December 31, 2025, the Company purchased 4.1 million shares for approximately $119 million through February 23, 2026. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
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
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022 and concluded in the first quarter of 2025. At December 31, 2024, the net impact of the addback on CET1 was approximately $102 million or approximately 8 basis points.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 14 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for further details regarding CCAR results.
In the third quarter of 2023, proposals were issued by the U.S federal banking regulators that, if adopted, would impact the Company related to long-term debt requirements and U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the Basel III Endgame. The Company is studying the proposals and evaluating their impacts. Additional discussion of the Basel III Rules, their applicability to Regions, recent proposals and final rules issued by the federal banking agencies and recent laws enacted that impact regulatory requirements is included in the "Supervision and Regulation" subsection of the "Business" section.
Additional discussion and a tabular presentation of the applicable holding company and bank regulatory capital requirements is included in Note 12 "Regulatory Capital Requirements and Restrictions" in Item 8. “Financial Statements and Supplementary Data".
Regions maintains a robust liquidity management framework designed to effectively manage liquidity risk in accordance with sound risk management principles and regulatory expectations. See the “Supervision and Regulation—Liquidity Requirements” subsection of the “Business” section, the "Risk Factors" section and the "Liquidity" section for more information.
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
Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. The Company’s interest rate risk positioning was mostly neutral as of December 31, 2025, and therefore, net interest income increases or declines only modestly from higher or lower interest rates. Hedging activity has reduced the exposure to net interest income late in the rising interest rate cycle as intended. Refer to Table 25 "Interest Rate Sensitivity" for additional details on Regions’ interest rate sensitivity.
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
Exposure to Interest Rate Movements—Regions' balance sheet is naturally asset sensitive, with net interest income increasing with higher interest rates, and decreasing with lower interest rates. This is the result of approximately half of the loan portfolio floating contractually with market rate indices, and funding from a large, mostly stable retail deposit portfolio. Importantly, the stability and rate sensitivity of Regions' deposit portfolio has been proven over multiple interest rate cycles. With this natural balance sheet profile, the ability to utilize discretionary asset duration strategies within the investment portfolio and through derivatives is critical in mitigating the Bank’s naturally asset sensitive position.
As of December 31, 2025, Regions evidenced a mostly balanced, or "neutral" asset/liability position, with asset and liability duration of approximately 2.7 years, using historically-informed approximations. Typically when the debt securities portfolio is recorded on the balance sheet at an unrealized loss, higher deposit values more than offset this loss. The additional value of deposits is realized in the form of lower-cost funding when compared with wholesale sources. While a balance sheet analysis, particularly EVE analysis, does contemplate the economic value of deposits, the estimated fair value of deposits is equal to their carrying value for certain financial statement footnote disclosures, consistent with industry practices. See Note 21 "Fair Value Measurements" to the consolidated financial statements for additional information.
Recently, pay-fixed fair value hedges and debt securities transfers from available for sale to held to maturity classification have been used to reduce AOCI volatility associated with unrealized securities gains and losses. Inclusive of these activities, the total debt securities portfolio duration is 3.9 years, the available for sale securities portfolio duration is 3.5 years, and the held to maturity securities portfolio duration is 5.9 years. As pay-fixed fair value hedges are further utilized to manage AOCI volatility, receive-fixed cash flow hedges may be entered into as an offset to preserve the interest rate sensitivity of Regions' entire balance sheet.
As of December 31, 2025, Regions' net interest income profile was mostly neutral to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending December 2026. The estimated exposure associated with the rising and falling rate scenarios in Table 25 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Federal Funds rate, the interest rate on reserve balances, and SOFR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. In either scenario, it is expected that changes in funding costs and balance sheet hedging income will offset the change in asset yields, resulting in little change to net interest income.
Net interest income remains exposed to intermediate and long-term yield curve tenors, though exposure has been partially reduced by receive-fixed swaps added in the fourth quarter of 2025 designed to hedge a portion of the company’s 2026 fixed-rate asset turnover. In the current higher interest rate environment, open exposure to fixed-rate asset turnover represents a tailwind to net interest income growth. Elevated, or increasing intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swaps and mortgage rates) will drive yields higher on certain fixed-rate, newly originated or renewed loans, and increase prospective yields on certain investment portfolio purchases. The opposite is true in an environment where intermediate and long-term interest rates fall. Additionally, shifts in the long end of the yield curve will impact securities prepayments and alter the amount of discount accretion and premium amortization in any given period.
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
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet changes in the coming 12 months. A reduction in deposit balances of $1 billion when compared to the base case estimate would reduce net interest income by $16 million over 12 months in the parallel, instantaneous +100 basis point scenario in Table 25. Conversely, if an additional $1 billion are added, a positive benefit of $16 million would be expected over 12 months in the parallel, instantaneous +100 basis point scenario in Table 25.

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
The interest-bearing deposit beta is calibrated using the experience from prior rate cycles and is dynamic across both interest rate level and time. The parallel, instantaneous +100 basis point and -100 basis point shock scenarios in Table 25 both incorporate an incremental beta between 35 and 40 percent when compared to the base case scenario. Incremental deposit pricing outperformance or underperformance of 5 percent in a parallel, instantaneous 100 basis point shock would increase or decrease net interest income by approximately $46 million.
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., all yield curve tenors move by the same magnitude). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 26 and its accompanying description.
Table 25—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income December 31, 2025(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$78
+ 100 basis points	39
- 100 basis points	(40)
- 200 basis points	(66)

Instantaneous Change in Interest Rates
+ 200 basis points	$5
+ 100 basis points	11
- 100 basis points	(18)
- 200 basis points	(13)
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
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 26—Hedging Derivatives by Interest Rate Risk Management Strategy

	December 31, 2025
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)(3)	$39,918	3.4	3.2%	3.7%
Interest rate options(4)	2,000	2.5
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)(3)	5,667	6.4	3.8%	3.7%
Receive fixed/pay variable swaps - borrowings(3)	2,400	5.4	2.9%	3.7%
Total derivatives designated as hedging instruments	$49,985
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
In the fourth quarter of 2025, the Company added $3.5 billion in forward-starting receive-fixed swaps with a receive rate of 3.4 percent, which will become active throughout 2026 with 5-year maturities, to partially hedge 2026 expected fixed-rate loan turnover. A portion of these hedges were terminated subsequent to December 31, 2025, consistent with the timing of the fixed-rate loan production the swaps were intended to hedge. Additionally, subsequent to December 31, 2025, the Company continued the execution of this strategy and added $1.25 billion in forward-starting receive-fixed swaps with a receive rate of 3.5 percent, which will become active in the third and fourth quarters of 2026 with 5-year maturities. Separately, the Company added a $250 million forward-starting receive-fixed swap with a receive rate of 3.8 percent, which becomes active in the first quarter of 2029 with a 3-year maturity.
In the fourth quarter of 2025, the Company also added approximately $550 million in forward-starting pay-fixed interest rate swaps with an average pay rate of 3.9 percent, start dates ranging from 2029 to 2031 and maturities of 3 to 5 years, to reduce AOCI volatility associated with reinvestment of available for sale debt securities.
The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly and annual periods.
Table 27—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount (1)
	Quarter Ended	Years Ended
	12/31/2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035
	(In millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$22,168	$24,575	$24,415	$22,371	$17,459	$16,773	$9,359	$3,935	$364	$217	$—
Receive variable/pay fixed swaps	4,315	4,401	4,436	4,093	4,028	4,569	4,677	2,906	1,343	828	86
Net receive fixed/pay variable swaps	$17,853	$20,174	$19,979	$18,278	$13,431	$12,204	$4,682	$1,029	$(979)	$(611)	$(86)

Interest rate options	$2,000	$2,000	$2,000	$999	$1	$—	$—	$—	$—	$—	$—
_________
(1)Active hedges, including forward-starting hedges, are included in the sensitivity levels disclosed in Table 25 to the extent that they fall within the measurement horizon.
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. Most hedging interest rate swap derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. See the “Credit Risk” section for more information on the management of credit risk.
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
The following table summarizes the Company's available sources of liquidity as of December 31, 2025:
Table 28—Liquidity Sources

Availability as of December 31, 2025
(In billions)
Cash at the Federal Reserve Bank(1)	$7.6
Unencumbered investment securities(2)	26.3
FHLB borrowing availability	11.1
Federal Reserve Bank borrowing availability through the discount window	22.8
Total liquidity sources	$67.8
____
(1) Includes small in transit items that may not yet be reflected in the Federal Reserve Bank master account closing balance.
(2) Unencumbered investment securities comprise securities that are eligible as collateral for secured transactions through market channels or are eligible to be pledged to the FHLB, the Federal Reserve discount window, or the Standing Repo Facility.

The balance with the Federal Reserve Bank is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At December 31, 2025, Regions had approximately $7.6 billion in cash on deposit with the Federal Reserve Bank and other depository institutions. Refer to the "Cash and Cash Equivalents" section for more information.
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
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of December 31, 2025, Regions had $750 million in short-term FHLB borrowings and $1.0 billion in long-term FHLB borrowings as shown in Note 11 "Borrowed Funds" to the consolidated financial statements. Regions had borrowing capacity from the FHLB as shown in Table 28. FHLB borrowing capacity was determined based on eligible securities and loan amounts, as of December 31, 2025, that were pledged as collateral for future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Regions' maintains a liquidity management framework which establishes sustainable processes and tools to effectively identify, measure, mitigate, monitor, and report liquidity risks beginning with Regions’ Liquidity Management Policy and the Liquidity Risk Appetite Statements approved by the Board. Processes within the liquidity management framework include, but are not limited to, liquidity risk governance, cash management, liquidity stress testing, liquidity risk limits, contingency funding plans, and collateral management. While the framework is designed to comply with liquidity regulations, the processes are further tailored to be commensurate with Regions’ operating model and risk profile. The Company's liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company exceeded minimums and totaled $726 million at December 31, 2025. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
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
For a discussion of the process and methodology used to calculate the allowance for credit losses refer to the “Critical Accounting Estimates and Related Policies” section found earlier in this report, Note 1 “Summary of Significant Accounting Policies” and Note 5 "Allowance for Credit Losses" to the consolidated financial statements. Details regarding the allowance for credit losses, including an analysis of activity from the previous year’s total, are included in Table 17 "Year-to-Date Allowance Analysis" and Table 18 "Allowance Roll-forward". Also, refer to Table 19 "Allowance Allocation" for details pertaining to management’s allocation of the allowance to each loan category.
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
COMPARISON OF 2024 WITH 2023
Refer to the “2024 Results” and "Operating Results" sections of Management's Discussion and Analysis of the Annual Report on Form 10-K for the year ended December 31, 2024, for comparisons of 2024 with 2023.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
This information is set forth in the Risk Management section of Item 7 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We, as members of the Management of Regions Financial Corporation and subsidiaries (the “Company”), are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Regions’ internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
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
Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective control over financial reporting as of December 31, 2025. Based on our assessment and those criteria, management believes that the Company maintained effective control over financial reporting as of December 31, 2025.
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
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Regions Financial Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Regions Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Regions Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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
February 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Regions Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

Allowance for credit losses
Description of the Matter
The Company’s loan portfolio and the associated allowance for credit losses (“allowance”), were $95.6 billion and $1.69 billion as of December 31, 2025, respectively. The provision for credit losses was $470 million for the year ended December 31, 2025. As discussed in Notes 1 and 5 to the consolidated financial statements, the allowance is established to absorb expected credit losses over the contractual life of the loans measured at amortized cost, including unfunded commitments. Management’s measurement of expected losses is driven by loss forecasting models which utilize relevant quantitative information about historical experience, current conditions and the reasonable and supportable economic forecast that affects the collectability of the reported amount. Management’s estimate for the expected credit losses is established through these quantitative factors, as well as qualitative considerations to account for the imprecision inherent in the estimation process. As a result, management may adjust the allowance for the potential impact of qualitative factors through their established framework. Management’s qualitative framework provides for specific model and general imprecision adjustments for such factors as the economic forecast imprecision, potential model imprecision, process imprecision and specific issues or events that Management believes are not adequately captured in the modeled outcomes.

Auditing management’s allowance estimate and related provision for credit losses involved a high degree of complexity in evaluating the expected loss forecasting models and subjectivity in evaluating management’s measurement of the economic forecast used during the reasonable and supportable period and the qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls for establishing the allowance, including: 1) the governance of the credit loss methodology, including management’s review and approval of the allowance; 2) expected loss forecasting models including model validation, monitoring, the completeness and accuracy of key inputs and assumptions used in the models; 3) the development and application of the reasonable and supportable economic forecast; and 4) the identification and measurement of qualitative factors.

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

With respect to the identification of qualitative factors, we evaluated the potential impact of imprecision in the quantitative models and hence the need to consider a qualitative adjustment to the allowance for factors which may not be directly measured in the modeled calculations. Regarding measurement of the qualitative factors, with the support of specialists, we evaluated the methodology applied and data utilized by management to estimate the appropriate level of the qualitative factors. We also considered if qualitative factors were consistent with external macroeconomic factors and the results produced by the Company’s Credit Review, Internal Audit, and Model Validation groups.

We evaluated the overall allowance amount, including model estimates and qualitative factors, and whether the recorded allowance appropriately reflects expected credit losses on the loan portfolio and unfunded credit commitments. We reviewed historical loss statistics, peer-bank information, subsequent events and transactions and considered whether they corroborate or contradict the Company’s measurement of the allowance.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1971.

Birmingham, Alabama
February 24, 2026

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2025	2024
	(In millions, except per share data)
Assets
Cash and due from banks	$3,112	$2,893
Interest-bearing deposits in other banks	7,795	7,819
Debt securities held to maturity (estimated fair value of $5,584 and $4,226, respectively)	5,606	4,427
Debt securities available for sale (amortized cost of $28,134 and $28,183, respectively)	27,560	26,224
Loans held for sale (includes $290 and $234 measured at fair value, respectively)	511	594
Loans, net of unearned income	95,637	96,727
Allowance for loan losses	(1,556)	(1,613)
Net loans	94,081	95,114
Other earning assets	1,703	1,616
Premises, equipment and software, net	1,659	1,673
Interest receivable	571	572
Goodwill	5,733	5,733
Residential mortgage servicing rights at fair value	970	1,007
Other identifiable intangible assets, net	140	169
Other assets	9,373	9,461
Total assets	$158,814	$157,302
Liabilities and Equity
Deposits:
Non-interest-bearing	$39,530	$39,138
Interest-bearing	91,598	88,465
Total deposits	131,128	127,603
Borrowed funds:
Short-term borrowings	750	500
Long-term borrowings	4,134	5,993
Total borrowed funds	4,884	6,493
Other liabilities	3,699	5,296
Total liabilities	139,711	139,392
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,400,000 shares and 1,403,500, respectively	1,369	1,715
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—908,045,826 and 949,510,334 shares, respectively	9	9
Additional paid-in capital	10,366	11,394
Retained earnings	10,205	9,060
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(1,535)	(2,928)
Total shareholders’ equity	19,043	17,879
Noncontrolling interest	60	31
Total equity	19,103	17,910
Total liabilities and equity	$158,814	$157,302

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2025	2024	2023
	(In millions, except per share data)
Interest income on:
Loans, including fees	$5,463	$5,732	$5,733
Debt securities	1,145	925	749
Loans held for sale	35	39	40
Other earning assets	430	412	375
Total interest income	7,073	7,108	6,897
Interest expense on:
Deposits	1,766	1,971	1,255
Short-term borrowings	17	40	96
Long-term borrowings	299	279	226
Total interest expense	2,082	2,290	1,577
Net interest income	4,991	4,818	5,320
Provision for credit losses	470	487	553
Net interest income after provision for credit losses	4,521	4,331	4,767
Non-interest income:
Service charges on deposit accounts	635	612	592
Card and ATM fees	487	467	504
Investment management and trust fee income	362	338	313
Capital markets income	347	348	222
Mortgage income	158	146	109
Securities gains (losses), net	(53)	(208)	(5)
Other	599	562	521
Total non-interest income	2,535	2,265	2,256
Non-interest expense:
Salaries and employee benefits	2,616	2,529	2,416
Equipment and software expense	421	406	412
Net occupancy expense	288	278	289
Other	988	1,029	1,299
Total non-interest expense	4,313	4,242	4,416
Income before income taxes	2,743	2,354	2,607
Income tax expense	587	461	533
Net income	$2,156	$1,893	$2,074
Net income available to common shareholders	$2,061	$1,774	$1,976
Weighted-average number of shares outstanding:
Basic	892	916	936
Diluted	896	918	938
Earnings per common share:
Basic	$2.31	$1.94	$2.11
Diluted	2.30	1.93	2.11

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2025	2024	2023
	(In millions)
Net income	$2,156	$1,893	$2,074
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred from available for sale during the period (net of ($57), ($192) and zero tax effect, respectively)	(170)	(562)	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($26), ($5) and ($1) tax effect, respectively)	(78)	(14)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	(92)	(548)	1
Unrealized gains (losses) on securities available for sale:
Unrealized losses on securities transferred to held to maturity during the period (net of $57, $192 and zero tax effect, respectively)	170	562	—
Unrealized holding gains (losses) arising during the period (net of $274, ($31) and $168 tax effect, respectively)	830	(130)	501
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($13), ($52) and ($1) respectively)	(40)	(156)	(4)
Net change in unrealized gains (losses) on securities available for sale, net of tax	1,040	588	505
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivative instruments arising during the period (net of $84, ($172) and ($43) tax effect, respectively)	245	(511)	(124)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($61), ($106) and ($60) tax effect, respectively)	(181)	(314)	(176)
Net change in unrealized gains (losses) on derivative instruments, net of tax	426	(197)	52
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of ($3), $9 and ($21) tax effect, respectively)	(1)	18	(61)
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($7), ($8) and ($11) tax effect, respectively)	(20)	(23)	(34)
Net change from defined benefit pension plans and other post employment benefits, net of tax	19	41	(27)
Other comprehensive income (loss), net of tax	1,393	(116)	531
Comprehensive income	$3,549	$1,777	$2,605
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2023	2	$1,659	934	$10	$11,988	$7,004	$(1,371)	$(3,343)	$15,947	$4
Cumulative effect from change in accounting guidance						28			28
Net income	—	—	—	—	—	2,074	—	—	2,074	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	531	531	—
Cash dividends declared	—	—	—	—	—	(822)	—	—	(822)	—
Preferred stock dividends	—	—	—	—	—	(98)	—	—	(98)	—
Impact of common stock share repurchases	—	—	(16)	—	(252)	—	—	—	(252)	—
Impact of common stock transactions under compensation plans, net	—	—	6	—	21	—	—	—	21	—
Other	—	—	—	—	—	—	—	—	—	60
BALANCE AT DECEMBER 31, 2023	2	$1,659	924	$10	$11,757	$8,186	$(1,371)	$(2,812)	$17,429	$64
Cumulative effect from change in accounting guidance	—	—	—	—	—	(5)	—	—	(5)	—
Net income	—	—	—	—	—	1,893	—	—	1,893	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(116)	(116)	—
Cash dividends declared	—	—	—	—	—	(895)	—	—	(895)	—
Preferred stock dividends	—	—	—	—	—	(104)	—	—	(104)	—
Net proceeds from issuance of Series F preferred stock	—	489	—	—	—	—	—	—	489	—
Redemption of Series B preferred stock	—	(433)	—	—	(52)	(15)	—	—	(500)	—
Impact of common stock share repurchases	—	—	(17)	(1)	(347)	—	—	—	(348)	—
Impact of common stock transactions under compensation plans, net	—	—	2	—	36	—	—	—	36	—
Other	—	—	—	—	—	—	—	—	—	(33)
BALANCE AT DECEMBER 31, 2024	2	$1,715	909	$9	$11,394	$9,060	$(1,371)	$(2,928)	$17,879	$31
Net income	—	—	—	—	—	2,156	—	—	2,156	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,393	1,393	—
Cash dividends declared	—	—	—	—	—	(916)	—	—	(916)	—
Preferred stock dividends	—	—	—	—	—	(91)	—	—	(91)	—
Redemption of Series D preferred stock	(1)	(346)	—	—	—	(4)	—	—	(350)	—
Impact of common stock share repurchases	—	—	(44)	—	(1,067)	—	—	—	(1,067)	—
Impact of common stock transactions under compensation plans, net	—	—	3	—	39	—	—	—	39	—
Other	—	—	—	—	—	—	—	—	—	29
BALANCE AT DECEMBER 31, 2025	1	$1,369	868	$9	$10,366	$10,205	$(1,371)	$(1,535)	$19,043	$60
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2025	2024	2023
	(In millions)
Operating activities:
Net income	$2,156	$1,893	$2,074
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	470	487	553
Depreciation, amortization and accretion, net	84	144	236
Securities (gains) losses, net	53	208	5
Deferred income tax expense	78	21	32
Originations and purchases of loans held for sale	(5,453)	(6,487)	(4,496)
Proceeds from sales of loans held for sale	5,566	6,297	4,440
(Gain) loss on sale of loans, net	(84)	(49)	(45)
Early extinguishment of debt	—	—	(4)
Net change in operating assets and liabilities:
Other earning assets	(87)	(199)	(109)
Interest receivable and other assets	251	(831)	194
Other liabilities	(896)	3	(659)
Other	43	111	87
Net cash from operating activities	2,181	1,598	2,308
Investing activities:
Proceeds from maturities of debt securities held to maturity	684	105	47
Proceeds from sales of debt securities available for sale	1,333	5,001	70
Proceeds from maturities of debt securities available for sale	3,289	3,225	2,930
Purchases of debt securities available for sale	(7,262)	(9,612)	(2,610)
Net (payments for) proceeds from bank-owned life insurance	5	16	(5)
Proceeds from sales of loans	755	160	485
Purchases of loans	(370)	(648)	(426)
Net change in loans	333	1,811	(1,755)
Purchases of mortgage servicing rights	(30)	(146)	(157)
Net purchases of other assets	(155)	(174)	(186)
Net cash from investing activities	(1,418)	(262)	(1,607)
Financing activities:
Net change in deposits	3,525	(185)	(3,955)
Net change in short-term borrowings	250	500	—
Proceeds from long-term borrowings	—	3,740	2,000
Payments on long-term borrowings	(1,900)	(100)	(2,000)
Cash dividends on common stock	(912)	(890)	(787)
Cash dividends on preferred stock	(91)	(104)	(98)
Net proceeds from issuance of preferred stock	—	489	—
Payment for redemption of preferred stock	(350)	(500)	—
Repurchases of common stock	(1,067)	(348)	(252)
Taxes paid related to net share settlement of equity awards	(23)	(27)	(35)
Net cash from financing activities	(568)	2,575	(5,127)
Net change in cash and cash equivalents	195	3,911	(4,426)
Cash and cash equivalents at beginning of year	10,712	6,801	11,227
Cash and cash equivalents at end of period	$10,907	$10,712	$6,801
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with GAAP and with general financial services industry practices. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the periods presented. Actual results could differ from the estimates and assumptions used in the consolidated financial statements including, but not limited to, the estimates and assumptions related to the allowance for credit losses, fair value measurements, goodwill, residential MSRs and income taxes.
Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Annual Report on Form 10-K.
During 2025, the Company adopted new accounting guidance related to several topics, as disclosed below in the Recent Accounting Pronouncements section. All prior period amounts impacted by guidance that required retrospective application have been revised.
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, except as otherwise noted. These reclassifications are immaterial and have no effect on net income, comprehensive income, total assets, total liabilities, total shareholders’ equity or cash flows as previously reported.
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

The following table summarizes supplemental cash flow information for the years ended December 31:

	2025	2024	2023
	(In millions)
Cash paid during the period for:
Interest on deposits and borrowed funds	$2,145	$2,219	$1,441
Income taxes:
Federal	69	23	236
State (1)	109	41	140
Total, net	178	64	376

Non-cash transfers:
Securities transferred to held to maturity from available for sale (2)	1,772	3,763	—
Loans held for sale and loans transferred to other real estate	24	20	21
Loans transferred to loans held for sale	86	18	15
Loans held for sale transferred to loans	11	10	18
Properties transferred to held for sale	—	8	79
___
(1) Income taxes paid (net of refunds) to each state jurisdiction were individually immaterial.
(2) Represents the carrying value of securities transferred in the period.
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
The amortized cost basis of debt securities classified as held to maturity and available for sale is adjusted for fair value hedge accounting adjustments and the amortization of premiums and accretion of discounts to maturity, or first call date when applicable, using the effective interest method. Such amortization or accretion is included in interest income on securities. Realized gains and losses are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.
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
Regions has elected the fair value option for all eligible agency residential real estate mortgages originated with the intent to sell. Intent is established for these conforming residential real estate mortgage loans when Regions enters into an interest rate lock commitment. Gains and losses on these residential mortgage loans held for sale for which the fair value option has been elected are included in mortgage income. Management has elected the fair value option for certain commercial loans originated with the intent to sell and gains and losses on those loans are included in capital markets income.
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
Regions' allowance calculation is a significant estimate. Regions uses judgment to assess economic conditions and loss data in estimating the allowance and these estimates are subject to periodic refinement based on changes in underlying external or internal data. Therefore, assumptions and decisions driving the estimate may change as conditions change. These assumptions and estimates are detailed below.
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
Reversion period
Regions applies the most appropriate reversion approach for each class of financial receivables which reverts to TTC rates derived from the average of historic credit information. The length of the reversion period differs by class of financing receivable.
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
CALCULATION OF ALLOWANCE FOR CREDIT LOSSES
Pooled allowances
The allowance is measured on a collective (pool) basis when similar risk characteristics exist. Segmentation variables for commercial and investor real estate segments include product, loan size, collateral type, risk rating and term. Segmentation variables considered for consumer segments include product, FICO, LTV, age, etc. The allowance is estimated for most portfolios and classes using econometric models to estimate expected credit losses. In general, discounted cash flow models are not used for the purpose of estimating expected losses for the purpose of the allowance. Most of the econometric models include PD, LGD, and EAD components. Less complex estimation methods are used for smaller loan portfolios.
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
Direct financing, sales-type, and leveraged leases are recorded within loans on the consolidated balance sheet. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Lease contracts are structured with either fixed or variable lease payment terms. Variable lease payments are based on an index provided within the leasing agreement. Unearned income is recognized over the terms of the leases to produce a constant effective yield. The net investment in leveraged leases is the sum of all lease payments (less non-recourse debt payments) and estimated residual values, less unearned income. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment. See Note 13 for additional information.
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
PREMISES, EQUIPMENT AND SOFTWARE
Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Land is carried at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the leases, if shorter). Generally, premises and leasehold improvements are depreciated or amortized over 7-40 years. Furniture and equipment are generally depreciated or amortized over 3-10 years. Software on premises is generally depreciated over 3 years (or over a longer estimated life of 5-20 years for larger software systems). Premises, equipment, and software are evaluated for impairment at least annually, or more often if events or circumstances indicate that the carrying value of the asset may not be recoverable. Maintenance and repairs are charged to non-interest expense in the consolidated statements of income. Improvements that either add functionality or extend the useful life of the asset are capitalized to the carrying value and depreciated. See Note 8 for detail of premises and equipment.
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
For purposes of performing the goodwill impairment test, if applicable, Regions uses both income and market approaches to value its reporting units. The income approach, which is the primary valuation approach, consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The significant inputs to the income approach include expected future cash flows, the long-term target equity ratios, and the discount rate. The market approaches incorporate comparable public company information, valuation multiples, and consideration of a market control premium along with data related to comparable observed purchase transactions in the financial services industry.
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
Residential Mortgage Banking Activities
Regions has elected to account for its residential MSRs using the fair value measurement method. Under the fair value measurement method, residential MSRs are measured at estimated fair value each period with changes in fair value recorded as a component of mortgage income. The fair value of residential MSRs is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of residential mortgages in the servicing portfolio could result in significant valuation adjustments, thus creating potential volatility in the carrying amount of residential MSRs. The valuation method relies on an OAS to consider prepayment risk and equate the asset's discounted cash flows to its market price. Regions uses various derivative instruments, including but not limited to interest rate swaps, options, forwards and futures, to mitigate the impact of changes in the fair value of residential MSRs in the statements of income. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value, and the "Derivative Financial Instruments and Hedging Activities" section below for additional discussion regarding use of derivative instruments.
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
OTHER ASSETS
OTHER INVESTMENT ASSETS
Regions has investments of approximately $281 million and $263 million at December 31, 2025 and 2024, respectively, that are recognized in other assets and accounted for using either the equity method of accounting or the measurement alternative to fair value for equity investments without a readily determinable fair value.
Equity method investments consist primarily of investments in SBICs and private equity funds. Under the equity method of accounting, Regions records its proportionate share of the profits or losses of the investment entity as an adjustment to the carrying value of the investment and as a component of other non-interest income. Dividends and distributions received or receivables from these investments are recorded as reductions to the carrying value of the investments. The net balances of equity method investments were approximately $217 million and $198 million at December 31, 2025 and 2024, respectively.
Equity investments that do not meet the criteria to be accounted for under the equity method and do not have a readily determinable fair value are accounted for at cost under the measurement alternative to fair value with adjustments for impairment and observable price changes as applicable. Dividends received or receivable and observable price changes from these investments are included as components of other non-interest income. These investments consist primarily of investments in strategic partners and certain CRA projects. The carrying amounts of these investments was $64 million and $65 million December 31, 2025 and 2024, respectively.
SOFTWARE IMPLEMENTATION ASSETS
When implementing new software systems, the Company may enter into license agreements to use a vendor provided software but the Company does not have the right to take possession to host on its own or with a third party. Capitalizable implementation costs associated with these cloud computing arrangements are recognized as prepaid expenses and amortized over the term of the arrangement, including extensions which are reasonably certain to be exercised using the straight-line method.
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
TREASURY STOCK AND SHARE REPURCHASES
The purchase of the Company’s common stock is recorded at cost. At the date of repurchase, shareholders' equity is reduced by the repurchase price, which includes any required excise tax payments on share repurchases. The Company is subject to a stock buyback excise tax equal to one percent of the fair market value of stock repurchased during the period less the fair market value of any stock issued during the period, including compensatory stock issuances. Treasury stock would be reduced by the cost of such stock with the excess of repurchase price over par or stated value recorded in additional paid-in capital. If the Company subsequently reissues treasury shares, treasury stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable.
Pursuant to past practice, shares repurchased were immediately retired, and therefore were not included in treasury stock. The Company's policy related to these share repurchases is to reduce its common stock based on the par value of the shares repurchased and to reduce its additional paid-in capital for the excess of the repurchase price over the par value.
SHARE-BASED PAYMENTS
Regions sponsors stock plans which most commonly include restricted stock (i.e., unvested common stock) units and performance stock units. The Company accounts for share-based payments under the fair value recognition provisions whereby compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock units or performance stock units is determined based on the closing price of Regions common stock on the date of grant. Historical data is also used to estimate future employee attrition, which is considered in calculating estimated forfeitures. Estimated forfeitures are adjusted when actual forfeitures differ from estimates, resulting in the recognition of compensation cost only for awards that vest. The effect of a change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in salaries and employee benefits expense in the period of the change in estimate. As compensation cost is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time the share-based awards are exercised, cancelled, have expired, or restrictions are released, the Company may be required to recognize an adjustment to tax expense depending on the market price of the Company’s common stock.
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
Mortgage Income
Mortgage income is recognized when earned or as each transaction occurs through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. Mortgage income also includes any fair value adjustments for residential mortgage loans Regions has elected to measure under the fair value option and fair value adjustments related to residential MSRs.
Capital Markets Income
Regions generates capital markets fee revenue through capital raising activities which include revenue streams such as securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services, and commercial mortgage banking activities. For those revenue streams, revenue is primarily recognized at a point in time which coincides with the satisfaction of a single performance obligation, typically the transaction closing. Capital markets income also includes any fair value adjustments for commercial mortgage loans Regions has elected to measure under the fair value option and fair value adjustments related to MSRs.
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

Market Value Adjustments on Employee Benefit Assets
Regions holds assets for certain employee benefits, both defined and other. Those assets are recorded at estimated fair value and the market value variations are recognized each period.
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
PER SHARE AMOUNTS
Earnings per common share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, plus the effect of restricted and performance stock units, if dilutive. Refer to Note 15 for additional information.
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
Debt securities available for sale consist of U.S. Treasuries, MBS and federal agency securities, obligations of states and political subdivisions, and other debt securities.
•U.S. Treasuries are valued based on quoted market prices of identical assets on active exchanges. Pricing received for U.S. Treasuries from third-party services is based on a market approach using dealer quotes from multiple active market makers and real-time trading systems. These valuations are Level 1 measurements.
•MBS and federal agency securities are valued primarily using data from third-party pricing services for similar securities as applicable. Pricing from these third-party services is generally based on a market approach using observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities, TBA prices, issuer spreads, bids and offers, monthly payment information, and collateral performance, as applicable. These valuations are Level 2 measurements. Where such comparable data is not available, the Company develops valuations based on assumptions that are not readily observable in the market place; these valuations are Level 3 measurements.
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
Residential mortgage servicing rights are recorded at fair value and are valued using an OAS valuation approach, a Level 3 measurement. The underlying assumptions and estimated values are corroborated at least quarterly by values received from independent third parties. See Note 6 for information regarding the servicing of financial assets and additional details regarding the assumptions relevant to this valuation.
Commercial mortgage servicing rights through non-DUS agency programs are recorded at fair value and are valued using a discounted cash flow approach, a Level 3 measurement. The underlying assumptions and estimated values are corroborated at least annually by values received from independent third parties. See Note 6 for information regarding the servicing of financial assets and additional details regarding the assumptions relevant to this valuation.
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
Deposits: The fair value of non-interest-bearing deposit accounts, interest-bearing checking accounts, savings accounts, money market accounts and certain other time deposit accounts is the amount payable on demand at the reporting date (i.e., the carrying amount) and are considered Level 2 valuations. Fair values for certificates of deposit are estimated by using discounted cash flow analyses, based on market spreads to benchmark rates, and are considered Level 2 valuations.
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
		January 1, 2025	Regions adopted this guidance on a retrospective basis with no material impact.
Standards Adopted or to be Adopted after 2025
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative	This Update incorporates into the Codification 14 of the 27 disclosures referred by the SEC in Release No. 33‐10532, Disclosure Update and Simplification. This Update clarifies and improves the disclosure and presentation requirements of a variety of Topics in the Codification to align with the SEC's regulations.	The effective date for each amendment will be the date on which the SEC removes the related disclosure requirements from its regulations, with early adoption prohibited.	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.
ASU 2024-03, Income Statement Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses	This ASU will change the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (for example, employee compensation, depreciation, and amortization) in expense captions.	January 1, 2027 Early adoption is permitted.	Regions will continue to evaluate through date of adoption.
ASU 2024-04 Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments	This ASU will standardize the application of induced conversion guidance in 470-20. This update focuses on how to determine whether a settlement of convertible debt at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance.	January 1, 2026	Regions adopted this guidance as of January 1, 2026 with no material impact.
ASU 2025-03 Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity	This ASU will require entities to consider the factors in Business Combinations (ASC 805) to identify the accounting acquirer when a VIE that is a business is legally acquired primarily through the exchange of equity interests.	January 1, 2027 Early adoption is permitted.	Regions will continue to evaluate through date of adoption.
ASU 2025-05 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	This ASU will provide an optional practical expedient that allows entities to assume that current conditions as of the balance sheet date will not change for the asset's remaining life when developing reasonable and supportable forecasts as a part of estimating expected credit losses for current account receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers.	January 1, 2026	Regions adopted this guidance as of January 1, 2026 with no material impact.
ASU 2025-06 Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This ASU will clarify and modernize the accounting for costs related to internal-use software by removing all references to project stages and clarifying the threshold entities apply to begin capitalizing costs.	January 1, 2028 Early adoption is permitted.	Regions will continue to evaluate through date of adoption.
ASU 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract	This ASU will refine the scope of the guidance on derivatives in Topic 815 by adding a derivative scope exception for certain contracts with underlyings that are based on the operations or activities of one of the parties to the contract. It will also clarify the applicability of Topic 606 and its interaction Topic 815 and Topic 321, Investments - Equity Securities, in the accounting for share-based noncash consideration (e.g., warrants or shares) received from a customer for the transfer of goods or services.	January 1, 2027 Early adoption is permitted.	Regions will continue to evaluate through date of adoption.

ASU 2025-08 Financial Instruments—Credit Losses (Topic 326): Purchased Loans
ASU 2025‑08 expands the use of the gross‑up method to certain acquired non‑PCD loans classified as purchased seasoned loans. The amendment eliminates Day 1 credit loss expense for these loans by requiring recognition of an initial allowance with a corresponding gross‑up of amortized cost. It also clarifies the criteria for identifying purchased seasoned loans, including special treatment for loans acquired in a business combination. Guidance for PCD assets remains unchanged, and the amendments narrow subsequent measurement differences between purchased seasoned loans and PCD assets. The ASU is applied prospectively.
	January 1, 2027 Early adoption is permitted.	Regions adopted this guidance as of January 1, 2026 with no material impact.
ASU 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
This update is for the application of hedge accounting under ASC 815 and allows entities to apply hedge accounting to a broader set of highly effective economic hedges. The amendments expand the types of hedged risks that may be aggregated within groups of forecasted transactions, broaden hedge accounting eligibility for choose‑your‑rate debt, and extend hedge accounting to certain forecasted purchases and sales of nonfinancial assets. The ASU also accommodates reference‑rate‑reform‑related differences between loan and swap markets and removes the net written option test in specific situations. In addition, it eliminates recognition and presentation mismatches arising from certain dual hedge strategies involving foreign‑currency denominated debt.
	January 1, 2027 Early adoption is permitted.	Regions will continue to evaluate through date of adoption.
ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements
This ASU is designed to improve how and when entities apply existing interim reporting disclosures and select which disclosures to provide in interim reporting periods. The amendments also establish a disclosure principle to provide clarity within interim reporting that requires entities to disclose events and changes occurring after the most recent fiscal year-end that have a material impact on the entity.
	January 1, 2028 Early adoption is permitted.	Regions will continue to evaluate through date of adoption.
ASU 2025-12 Codification Improvements
This update contains guidance that reflects certain technical corrections, misapplication of guidance, clarifications, and other minor improvements to GAAP on 33 issues that affect a wide variety of topics.
	January 1, 2027 Early adoption is permitted.	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.

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
A summary of Regions’ tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2025	2024
	(In millions)
Tax credit investments included in other assets	$1,608	$1,471
Unfunded tax credit commitments included in other liabilities	567	590
Loans and letters of credit commitments	643	663
Funded portion of loans and letters of credit commitments	328	336

	2025	2024	2023
	(In millions)
Tax credits and other tax benefits recognized	$229	$236	$207
Tax credit amortization expense included in income tax expense	193	188	166

NOTE 3. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	December 31, 2025
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$6,103	$—	$(866)	$5,237	$37	$(53)	$5,221
Commercial agency	370	—	(1)	369	—	(6)	363
	$6,473	$—	$(867)	$5,606	$37	$(59)	$5,584

Debt securities available for sale:
U.S. Treasury securities	$2,313	$10	$(47)	$2,276			$2,276
Federal agency securities	544	6	(7)	543			543
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	18,820	244	(677)	18,387			18,387
Commercial agency	5,925	34	(130)	5,829			5,829
Commercial non-agency	91	—	(9)	82			82
Corporate and other debt securities	439	5	(3)	441			441
	$28,134	$299	$(873)	$27,560			$27,560

	December 31, 2024
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$4,663	$—	$(743)	$3,920	$—	$(186)	$3,734
Commercial agency	507	—	—	507	—	(15)	492
	$5,170	$—	$(743)	$4,427	$—	$(201)	$4,226

Debt securities available for sale:
U.S. Treasury securities	$2,088	$2	$(87)	$2,003			$2,003
Federal agency securities	460	1	(17)	444			444
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	20,482	20	(1,557)	18,945			18,945
Commercial agency	4,389	1	(300)	4,090			4,090
Commercial non-agency	92	—	(10)	82			82
Corporate and other debt securities	670	2	(14)	658			658
	$28,183	$26	$(1,985)	$26,224			$26,224
_________
(1)Debt securities held to maturity gross unrealized losses recognized in OCI resulted from transfers of securities available for sale.
The Company utilizes interest rate swap agreements to manage interest rate exposure on certain of the Company's fixed-rate prepayable and non-prepayable debt securities available for sale. See Note 20 for additional information.
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
Debt securities with carrying values of $20.9 billion at both December 31, 2025 and 2024, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$6,103	$5,221
Commercial agency	370	363
	$6,473	$5,584
Debt securities available for sale:
Due in one year or less	$292	$291
Due after one year through five years	1,930	1,908
Due after five years through ten years	1,005	994
Due after ten years	71	69
Mortgage-backed securities:
Residential agency	18,820	18,387
Commercial agency	5,925	5,829
Commercial non-agency	91	82
	$28,134	$27,560
The following tables present gross unrealized losses and the related estimated fair value of debt securities available for sale at December 31, 2025 and 2024. All debt securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	December 31, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S Treasury securities	$203	$(1)	$1,197	$(46)	$1,400	$(47)
Federal agency securities	—	—	57	(7)	57	(7)
Mortgage-backed securities:
Residential agency	—	—	8,498	(677)	8,498	(677)
Commercial agency	754	(3)	2,430	(127)	3,184	(130)
Commercial non-agency	—	—	82	(9)	82	(9)
Corporate and other debt securities	—	—	169	(3)	169	(3)
	$957	$(4)	$12,433	$(869)	$13,390	$(873)

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S. Treasury securities	$612	$(14)	$1,033	$(73)	$1,645	$(87)
Federal agency securities	155	(3)	195	(14)	350	(17)
Mortgage-backed securities:
Residential agency	8,012	(203)	9,605	(1,354)	17,617	(1,557)
Commercial agency	1,043	(35)	2,991	(265)	4,034	(300)
Commercial non-agency	—	—	82	(10)	82	(10)
Corporate and other debt securities	59	(1)	397	(13)	456	(14)
	$9,881	$(256)	$14,303	$(1,729)	$24,184	$(1,985)
The number of individual debt security positions in an unrealized loss position in the tables above decreased to 1,058 at December 31, 2025 from 1,564 at December 31, 2024. The decrease in the total amount of unrealized losses was impacted by changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. At December 31, 2025, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost bases, which may be at maturity.
The following table presents gross realized gains and gross realized losses on sales of debt securities available for sale as of December 31:

	2025	2024
	(In millions)
Gross realized gains	$1	$14
Gross realized losses	(54)	(222)
Securities gains (losses), net	$(53)	$(208)
Gross realized gains and losses on the sale of debt securities available for sale were immaterial for 2023.
The cost of debt securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, including credit-related impairment, impairment identified by management was immaterial for 2025, 2024 and 2023.

NOTE 4. LOANS
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income as of December 31:

	2025	2024
	(In millions)
Commercial and industrial	$48,790	$49,671
Commercial real estate mortgage—owner-occupied	4,845	4,841
Commercial real estate construction—owner-occupied	263	333
Total commercial	53,898	54,845
Commercial investor real estate mortgage	7,172	6,567
Commercial investor real estate construction	1,934	2,143
Total investor real estate	9,106	8,710
Residential first mortgage	19,765	20,094
Home equity lines	3,232	3,150
Home equity loans	2,324	2,390
Consumer credit card	1,519	1,445
Other consumer (1)	5,793	6,093
Total consumer	32,633	33,172
Total loans, net of unearned income (2)	$95,637	$96,727
______
(1)Starting in 2025, other consumer loans also includes exit portfolios, which were previously presented separately. The portfolio consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.
(2)Loans are presented net of unearned income, unamortized discounts and premiums and deferred loan fees and costs of $930 million and $981 million at December 31, 2025 and December 31, 2024.
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
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for December 31, 2025, 2024 and 2023.

	2025
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2025	$743	$240	$630	$1,613
Provision for loan losses	248	(61)	269	456
Loan losses:
Charge-offs	(280)	(62)	(263)	(605)
Recoveries	44	3	45	92
Net loan losses	(236)	(59)	(218)	(513)
Allowance for loan losses, December 31, 2025	755	120	681	1,556
Reserve for unfunded credit commitments, January 1, 2025	91	7	18	116
Provision for (benefit from) unfunded credit losses	4	8	2	14
Reserve for unfunded credit commitments, December 31, 2025	95	15	20	130
Allowance for credit losses, December 31, 2025	$850	$135	$701	$1,686

	2024
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2024	$722	$192	$662	$1,576
Provision for loan losses	222	87	186	495
Loan losses:
Charge-offs	(261)	(42)	(258)	(561)
Recoveries	60	3	40	103
Net loan losses	(201)	(39)	(218)	(458)
Allowance for loan losses, December 31, 2024	743	240	630	1,613
Reserve for unfunded credit commitments, January 1, 2024	92	13	19	124
Provision for (benefit from) unfunded credit losses	(1)	(6)	(1)	(8)
Reserve for unfunded credit commitments, December 31, 2024	91	7	18	116
Allowance for credit losses, December 31, 2024	$834	$247	$648	$1,729

	2023
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2022	$665	$121	$678	$1,464
Cumulative effect of accounting guidance (1)	(3)	(3)	(32)	(38)
Allowance for loan losses, January 1, 2023 (adjusted for change in accounting guidance)	$662	$118	$646	$1,426
Provision for loan losses	205	74	268	547
Loan losses:
Charge-offs	(197)	—	(293)	(490)
Recoveries	52	—	41	93
Net loan losses	(145)	—	(252)	(397)
Allowance for loan losses, December 31, 2023	722	192	662	1,576
Reserve for unfunded credit commitments, January 1, 2023	72	21	25	118
Provision for (benefit from) unfunded credit losses	20	(8)	(6)	6
Reserve for unfunded credit commitments, December 31, 2023	92	13	19	124
Allowance for credit losses, December 31, 2023	$814	$205	$681	$1,700
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
Consumer—The consumer portfolio segment includes residential first mortgage, home equity lines, home equity loans, consumer credit card and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Consumer credit card lending includes Regions branded consumer credit card accounts. Other consumer loans include other revolving consumer accounts, indirect and direct consumer loans, and overdrafts. Loans in this portfolio segment are sensitive to unemployment, inflation, and other key consumer economic measures.
CREDIT QUALITY INDICATORS
The commercial and investor real estate portfolio segments' primary credit quality indicator is internal risk ratings which are detailed by categories related to underlying credit quality and PD. Regions assigns these risk ratings at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.
•Pass—includes obligations where the PD is considered low;
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
Regions' consumer portfolio segment has various classes that present unique credit risks. Regions considers factors such as periodic updates of FICO scores, accrual status, days past due status, unemployment rates, home prices, and geography as credit quality indicators for the consumer loan portfolio. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for most consumer loans, including residential first mortgage loans. Current FICO data is not available for certain loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. These categories are utilized to develop the associated allowance for credit losses. The higher the FICO score the less PD and vice versa.
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale and gross charge-offs, by vintage year as of December 31, 2025 and 2024. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals that are categorized as new credit decisions reflect the renewal date as the vintage date. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores.

	December 31, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$9,993	$5,700	$2,683	$3,593	$1,866	$3,540	$19,167	$—	$254	$46,796
Special Mention	70	29	107	133	40	9	190	—	—	578
Substandard Accrual	159	30	184	137	5	13	414	—	—	942
Non-accrual	49	88	118	36	17	27	139	—	—	474
Total commercial and industrial	$10,271	$5,847	$3,092	$3,899	$1,928	$3,589	$19,910	$—	$254	$48,790

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$756	$706	$589	$735	$662	$1,000	$112	$—	$(5)	$4,555
Special Mention	4	18	7	28	29	18	1	—	—	105
Substandard Accrual	39	13	14	15	30	27	2	—	—	140
Non-accrual	1	4	2	10	12	16	—	—	—	45
Total commercial real estate mortgage—owner-occupied:	$800	$741	$612	$788	$733	$1,061	$115	$—	$(5)	$4,845

	December 31, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	(In millions)

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$75	$24	$29	$29	$23	$45	$14	$—	$—	$239
Special Mention	—	7	—	7	—	2	—	—	—	16
Substandard Accrual	6	—	—	—	—	—	—	—	—	6
Non-accrual	—	1	—	—	—	1	—	—	—	2
Total commercial real estate construction—owner-occupied:	$81	$32	$29	$36	$23	$48	$14	$—	$—	$263

Total commercial	$11,152	$6,620	$3,733	$4,723	$2,684	$4,698	$20,039	$—	$249	$53,898

Commercial investor real estate mortgage:
Risk rating:
Pass	$2,802	$806	$637	$960	$309	$180	$531	$—	$(6)	$6,219
Special Mention	144	—	59	135	1	1	—	—	—	340
Substandard Accrual	251	—	22	109	93	—	17	—	—	492
Non-accrual	—	49	—	27	—	4	41	—	—	121
Total commercial investor real estate mortgage	$3,197	$855	$718	$1,231	$403	$185	$589	$—	$(6)	$7,172

Commercial investor real estate construction:
Risk rating:
Pass	$321	$446	$276	$162	$—	$1	$660	$—	$(13)	$1,853
Special Mention	2	4	—	—	—	—	18	—	—	24
Substandard Accrual	—	—	—	42	—	—	15	—	—	57
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$323	$450	$276	$204	$—	$1	$693	$—	$(13)	$1,934

Total investor real estate	$3,520	$1,305	$994	$1,435	$403	$186	$1,282	$—	$(19)	$9,106

Residential first mortgage:
FICO scores:
Above 720	$1,270	$1,161	$1,734	$2,507	$3,690	$5,934	$—	$—	$—	$16,296
681-720	94	85	147	203	243	469	—	—	—	1,241
620-680	44	47	74	122	149	359	—	—	—	795
Below 620	13	46	104	164	163	545	—	—	—	1,035
Data not available	49	26	15	13	33	92	2	—	168	398
Total residential first mortgage	$1,470	$1,365	$2,074	$3,009	$4,278	$7,399	$2	$—	$168	$19,765

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,443	$61	—	$2,504
681-720	—	—	—	—	—	—	346	14	—	360
620-680	—	—	—	—	—	—	198	12	—	210
Below 620	—	—	—	—	—	—	117	9	—	126
Data not available	—	—	—	—	—	—	—	—	32	32
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,104	$96	$32	$3,232

Home equity loans:
FICO scores:
Above 720	$326	$254	$204	$255	$272	$488	$—	$—	$—	$1,799
681-720	53	46	32	39	31	57	—	—	—	258
620-680	19	22	18	21	21	50	—	—	—	151
Below 620	3	9	14	16	16	43	—	—	—	101
Data not available	—	—	—	—	—	—	—	—	15	15
Total home equity loans	$401	$331	$268	$331	$340	$638	$—	$—	$15	$2,324

	December 31, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	(In millions)
Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$874	$—	$—	$874
681-720	—	—	—	—	—	—	286	—	—	286
620-680	—	—	—	—	—	—	246	—	—	246
Below 620	—	—	—	—	—	—	125	—	—	125
Data not available	—	—	—	—	—	—	6	—	(18)	(12)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,537	$—	$(18)	$1,519

Other consumer(2):
FICO scores:
Above 720	$717	$611	$802	$1,133	$340	$346	$113	$—	$—	$4,062
681-720	123	103	133	210	66	57	62	—	—	754
620-680	65	61	79	152	50	40	49	—	—	496
Below 620	16	27	46	104	33	26	31	—	—	283
Data not available	112	2	4	11	6	138	—	—	(75)	198
Total other consumer	$1,033	$804	$1,064	$1,610	$495	$607	$255	$—	$(75)	$5,793

Total consumer loans	$2,904	$2,500	$3,406	$4,950	$5,113	$8,644	$4,898	$96	$122	$32,633

Total Loans	$17,576	$10,425	$8,133	$11,108	$8,200	$13,528	$26,219	$96	$352	$95,637

	December 31, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$8,285	$4,798	$6,295	$3,284	$1,526	$3,446	$19,165	$—	$114	$46,913
Special Mention	59	309	173	61	3	41	460	—	—	1,106
Substandard Accrual	81	179	255	79	32	84	534	—	—	1,244
Non-accrual	48	90	124	37	5	6	98	—	—	408
Total commercial and industrial	$8,473	$5,376	$6,847	$3,461	$1,566	$3,577	$20,257	$—	$114	$49,671

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$794	$695	$796	$785	$522	$808	$87	$—	$(5)	$4,482
Special Mention	5	21	57	33	9	57	2	—	—	184
Substandard Accrual	4	6	37	40	15	33	3	—	—	138
Non-accrual	2	2	5	14	4	9	1	—	—	37
Total commercial real estate mortgage—owner-occupied:	$805	$724	$895	$872	$550	$907	$93	$—	$(5)	$4,841

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$131	$54	$38	$30	$20	$37	$7	$—	$—	$317
Special Mention	—	6	1	—	—	—	—	—	—	7
Substandard Accrual	—	—	3	—	1	—	—	—	—	4
Non-accrual	—	—	—	—	1	4	—	—	—	5
Total commercial real estate construction—owner-occupied:	$131	$60	$42	$30	$22	$41	$7	$—	$—	$333
Total commercial	$9,409	$6,160	$7,784	$4,363	$2,138	$4,525	$20,357	$—	$109	$54,845

	December 31, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
Commercial investor real estate mortgage:
Risk rating:
Pass	$1,598	$464	$1,753	$747	$322	$125	$314	$—	$(2)	$5,321
Special Mention	173	12	209	30	11	1	4	—	—	440
Substandard Accrual	76	—	131	39	28	2	107	—	—	383
Non-accrual	167	93	113	—	—	50	—	—	—	423
Total commercial investor real estate mortgage	$2,014	$569	$2,206	$816	$361	$178	$425	$—	$(2)	$6,567

Commercial investor real estate construction:
Risk rating:
Pass	$300	$380	$443	$—	$—	$2	$694	$—	$(13)	$1,806
Special Mention	—	32	218	—	—	—	76	—	—	326
Substandard Accrual	—	—	—	—	—	—	11	—	—	11
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$300	$412	$661	$—	$—	$2	$781	$—	$(13)	$2,143
Total investor real estate	$2,314	$981	$2,867	$816	$361	$180	$1,206	$—	$(15)	$8,710

Residential first mortgage:
FICO scores:
Above 720	$1,111	$1,967	$2,742	$4,055	$4,004	$2,730	$—	$—	$—	$16,609
681-720	107	185	253	289	222	305	—	—	—	1,361
620-680	56	87	141	136	99	283	—	—	—	802
Below 620	15	73	138	150	100	419	—	—	—	895
Data not available	29	31	16	41	46	90	2	—	172	427
Total residential first mortgage	$1,318	$2,343	$3,290	$4,671	$4,471	$3,827	$2	$—	$172	$20,094

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,341	$48	$—	$2,389
681-720	—	—	—	—	—	—	339	12	—	351
620-680	—	—	—	—	—	—	176	11	—	187
Below 620	—	—	—	—	—	—	96	7	—	103
Data not available	—	—	—	—	—	—	81	5	34	120
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,033	$83	$34	$3,150

Home equity loans:
FICO scores:
Above 720	$328	$263	$308	$329	$163	$472	$—	$—	$—	$1,863
681-720	51	40	49	39	16	56	—	—	—	251
620-680	18	19	23	21	9	48	—	—	—	138
Below 620	3	7	14	13	5	37	—	—	—	79
Data not available	1	1	4	7	4	26	—	—	16	59
Total home equity loans	$401	$330	$398	$409	$197	$639	$—	$—	$16	$2,390

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$847	$—	$—	$847
681-720	—	—	—	—	—	—	270		—	270
620-680	—	—	—	—	—	—	224	—	—	224
Below 620	—	—	—	—	—	—	108	—	—	108
Data not available	—	—	—	—	—	—	18	—	(22)	(4)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,467	$—	$(22)	$1,445

	December 31, 2024
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
Other consumer(2):
FICO scores:
Above 720	$898	$1,016	$1,337	$417	$232	$213	$117	$—	$—	$4,230
681-720	160	191	275	97	49	40	62	—	—	874
620-680	82	111	191	64	31	25	50	—	—	554
Below 620	16	47	117	43	19	17	31	—	—	290
Data not available	71	4	10	6	5	155	2	—	(108)	145
Total other consumer	$1,227	$1,369	$1,930	$627	$336	$450	$262	$—	$(108)	$6,093

Total consumer loans	$2,946	$4,042	$5,618	$5,707	$5,004	$4,916	$4,764	$83	$92	$33,172

Total Loans	$14,669	$11,183	$16,269	$10,886	$7,503	$9,621	$26,327	$83	$186	$96,727
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

The following tables present gross charge-offs by vintage year for the years ended December 31, 2025 and 2024.

	2025
	Term Loans						Revolving Loans	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Commercial and industrial	$4	$33	$44	$56	$35	$2	$102	$276
Commercial real estate mortgage—owner-occupied	—	—	1	—	1	2	—	4
Total commercial	4	33	45	56	36	4	102	280
Commercial investor real estate mortgage	3	23	23	7	—	5	1	62
Total investor real estate	3	23	23	7	—	5	1	62
Residential first mortgage	—	—	—	2	—	—	—	2
Home equity lines	—	—	—	—	—	—	1	1
Home equity loans	—	—	—	—	—	1	—	1
Consumer credit card	—	—	—	—	—	—	67	67
Other consumer(1)	53	24	26	44	15	18	12	192
Total consumer	53	24	26	46	15	19	80	263
Total gross charge-offs	$60	$80	$94	$109	$51	$28	$183	$605

	2024
	Term Loans						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(In millions)
Commercial and industrial	$12	$59	$82	$15	$8	$11	$70	$257
Commercial real estate mortgage—owner-occupied	—	—	—	3	—	1	—	4
Total commercial	12	59	82	18	8	12	70	261
Commercial investor real estate mortgage	25	—	6	5	—	6	—	42
Total investor real estate	25	—	6	5	—	6	—	42
Residential first mortgage	—	—	—	—	—	2	—	2
Home equity lines	—	—	—	—	—	—	3	3
Consumer credit card	—	—	—	—	—	—	63	63
Other consumer(1)	42	39	57	19	9	14	10	190
Total consumer	42	39	57	19	9	16	76	258
Total gross charge-offs	$79	$98	$145	$42	$17	$34	$146	$561
______
(1)Other consumer class includes overdraft gross charge-offs. The majority of overdraft gross charge-offs for the years ended December 31, 2025 and 2024 are included in the current vintage year. Starting in 2025, other consumer loans also includes exit portfolios, which were previously presented separately. The portfolio consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of December 31, 2025 and 2024. Loans on non-accrual status with no related allowance totaled $109 million at December 31, 2025 and were comprised of commercial loans. Loans on non-accrual status with no related allowance totaled $119 million at December 31, 2024 and were comprised of commercial and investor real estate loans. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	2025
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$39	$16	$6	$61	$48,316	$474	$48,790
Commercial real estate mortgage—owner-occupied	4	2	—	6	4,800	45	4,845
Commercial real estate construction—owner-occupied	—	—	—	—	261	2	263
Total commercial	43	18	6	67	53,377	521	53,898
Commercial investor real estate mortgage	—	—	—	—	7,051	121	7,172
Commercial investor real estate construction	—	—	—	—	1,934	—	1,934
Total investor real estate	—	—	—	—	8,985	121	9,106
Residential first mortgage	128	82	184	394	19,740	25	19,765
Home equity lines	19	6	15	40	3,208	24	3,232
Home equity loans	11	4	8	23	2,317	7	2,324
Consumer credit card	12	10	22	44	1,519	—	1,519
Other consumer(1)	51	24	24	99	5,793	—	5,793
Total consumer	221	126	253	600	32,577	56	32,633
	$264	$144	$259	$667	$94,939	$698	$95,637

	2024
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$51	$18	$7	$76	$49,263	$408	$49,671
Commercial real estate mortgage—owner-occupied	4	1	1	6	4,804	37	4,841
Commercial real estate construction—owner-occupied	—	—	—	—	328	5	333
Total commercial	55	19	8	82	54,395	450	54,845
Commercial investor real estate mortgage	—	—	—	—	6,144	423	6,567
Commercial investor real estate construction	—	—	—	—	2,143	—	2,143
Total investor real estate	—	—	—	—	8,287	423	8,710
Residential first mortgage	139	78	143	360	20,071	23	20,094
Home equity lines	15	9	16	40	3,124	26	3,150
Home equity loans	11	6	7	24	2,384	6	2,390
Consumer credit card	11	9	20	40	1,445	—	1,445
Other consumer(1)	51	26	27	104	6,093	—	6,093
Total consumer	227	128	213	568	33,117	55	33,172
	$282	$147	$221	$650	$95,799	$928	$96,727
_____
(1) Starting in 2025, other consumer loans also includes exit portfolios, which were previously presented separately. The portfolio consists primarily of indirect auto loans, and presentation of prior periods has been conformed accordingly.
At December 31, 2025 and 2024, the Company had collateral-dependent commercial loans of $337 million and $264 million, respectively. At December 31, 2025 and 2024, the Company had collateral-dependent investor real estate loans of $121 million and $323 million, respectively. The collateral for commercial and investor real estate loans generally consists of all business assets including real estate, receivables and equipment. At December 31, 2025 and 2024, the Company had collateral-dependent residential mortgage and home equity loans and lines totaling $127 million and $115 million, respectively. The collateral for these loans are secured by residential real estate. Refer to Note 1 for additional details for the criteria of collateral-dependent loans.

MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
Modifications to troubled borrowers are loans where the borrower is experiencing financial difficulty at the time of modification and are undertaken in order to improve the likelihood of repayment. Refer to Note 1 for additional information.
For each portfolio segment and class, the following tables present the end of period balances of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification in the years ended December 31, 2025 and 2024.

	2025
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Term Extension and Payment Deferral		Other		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$127	0.26%	$—	—%	$1	—%	$18	0.04%	$16	0.03%	$162	0.33%
Commercial real estate mortgage—owner-occupied	2	0.04%	—	—%	—	—%	—	—%	—	—%	2	0.04%
Total commercial	129	0.24%	—	—%	1	—%	18	0.03%	16	0.03%	164	0.30%
Commercial investor real estate mortgage	100	1.40%	—	—%	—	—%	—	—%	—	—%	100	1.40%
Total investor real estate	100	1.10%	—	—%	—	—%	—	—%	—	—%	100	1.10%
Residential first mortgage	191	0.97%	3	0.01%	19	0.09%	—	—%	1	—%	214	1.08%
Home equity lines	1	0.02%	—	—%	5	0.17%	—	—%	—	—%	6	0.19%
Home equity loans	4	0.19%	—	—%	6	0.27%	—	—%	—	—%	10	0.46%
Total consumer	196	0.60%	3	0.01%	30	0.09%	—	—%	1	—%	230	0.71%
Total	$425	0.44%	$3	—%	$31	0.03%	$18	0.02%	$17	0.02%	$494	0.52%

	2024
	Interest Rate Reduction		Term Extension		Payment Deferral		Term Extension and Interest Rate Reduction		Other		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$—	—%	$46	0.09%	$—	—%	$1	—%	$3	0.01%	$50	0.10%
Commercial real estate mortgage—owner-occupied	—	—%	3	0.05%	—	—%	—	—%	—	—%	3	0.05%
Total commercial	—	—%	49	0.09%	—	—%	1	—%	3	0.01%	53	0.10%
Commercial investor real estate mortgage	34	0.52%	111	1.69%	—	—%	—	—%	27	0.42%	172	2.62%
Total investor real estate	34	0.39%	111	1.28%	—	—%	—	—%	27	0.31%	172	1.98%
Residential first mortgage	—	—%	156	0.78%	2	0.01%	6	0.03%	—	—%	164	0.82%
Home equity lines	—	—%	1	0.02%	—	—%	9	0.29%	—	—%	10	0.30%
Home equity loans	—	—%	4	0.17%	—	—%	8	0.34%	—	—%	12	0.51%
Total consumer	—	—%	161	0.49%	2	0.01%	23	0.07%	—	—%	186	0.56%
	$34	0.04%	$321	0.33%	$2	—%	$24	0.02%	$30	0.03%	$411	0.43%
____
(1) Amounts calculated based upon whole dollar values.
The end of period balance of unfunded commitments related to modifications to troubled borrowers was $124 million and $71 million at December 31, 2025 and December 31, 2024, respectively.

The following tables present the financial impact of modifications to troubled borrowers during the years ended December 31, 2025 and 2024 by class of financing receivable and the type of modification. The tables include new modifications to troubled borrowers, as well as renewals of existing modifications to troubled borrowers.

	2025 (1)
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification		Term Extension and Payment Deferral
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate	Weighted-Average Term Extension	Weighted-Average Payment Deferral
	(In years, except for percentage data)
Commercial and industrial	0.75	—	3	2%	1	0.67
Commercial real estate mortgage—owner-occupied	2.17	—	—	—	—	—
Commercial investor real estate mortgage	0.67	—	—	—	—	—
Residential first mortgage	7	0.67	4	1%	—	—
Home equity lines	29	—	24	1%	—	—
Home equity loans	13	—	21	3%	—	—
____
(1) During the year ended December 31, 2025, the Company had other modification types in commercial and industrial and residential first mortgage loans which had an immaterial financial effect.

	2024 (1)
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
____
(1) During the year ended December 31, 2024, the Company had other modification types in commercial and industrial and commercial investor real estate mortgage which had an immaterial financial effect.

The following tables include the end of period balances of aging and non-accrual performance for modifications to troubled borrowers modified in the previous twelve-month period by portfolio segment and class as of December 31, 2025 and 2024.

	2025
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$85	$1	$—	$76	$162
Commercial real estate mortgage—owner-occupied	2	—	—	—	2
Total commercial	87	1	—	76	164
Commercial investor real estate mortgage	74	—	—	26	100
Total investor real estate	74	—	—	26	100
Residential first mortgage	137	41	29	7	214
Home equity lines	5	—	—	1	6
Home equity loans	8	—	—	2	10
Total consumer	150	41	29	10	230
	$311	$42	$29	$112	$494

	2024
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$34	$—	$—	$16	$50
Commercial real estate mortgage—owner-occupied	2	—	—	1	3
Total commercial	36	—	—	17	53
Commercial investor real estate mortgage	66	—	—	106	172
Total investor real estate	66	—	—	106	172
Residential first mortgage	113	31	13	7	164
Home equity lines	9	—	—	1	10
Home equity loans	9	1	—	2	12
Total consumer	131	32	13	10	186
	$233	$32	$13	$133	$411
For modifications to troubled borrowers, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified as non-accrual status during the reporting period. Subsequent defaults of the loans restructured as a modification to a troubled borrower during the years ended December 31, 2025 and 2024 totaled $109 million and $257 million, respectively.

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
The table below presents an analysis of residential MSRs under the fair value measurement method for the years ended December 31:

	2025	2024	2023
	(In millions)
Carrying value, beginning of year	$1,007	$906	$812
Additions	27	26	27
Purchases (1)	29	138	158
Increase (decrease) in fair value (2):
Due to change in valuation inputs or assumptions	20	60	17
Economic amortization associated with borrower repayments (3)	(113)	(123)	(108)
Carrying value, end of year	$970	$1,007	$906
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) as of December 31 are as follows:

	2025	2024
	(Dollars in millions)
Unpaid principal balance	$64,631	$67,546
Weighted-average CPR (%)	7.5%	8.0%
Estimated impact on fair value of a 10% increase	$(36)	$(37)
Estimated impact on fair value of a 20% increase	$(70)	$(78)
Option-adjusted spread (basis points)	496	505
Estimated impact on fair value of a 10% increase	$(22)	$(22)
Estimated impact on fair value of a 20% increase	$(44)	$(45)
Weighted-average coupon interest rate	3.9%	3.8%
Weighted-average remaining maturity (months)	289	296
Weighted-average servicing fee (basis points)	27.6	27.3
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $188 million, $191 million and $165 million for the years ended December 31, 2025, 2024, and 2023 respectively.
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
The table below presents an analysis of commercial MSRs through non-DUS agency programs under the fair value measurement method for the years ended December 31:

	2025	2024	2023
	(In millions)
Carrying value, beginning of year	$97	$81	$78
Additions	12	23	5
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	2	9	13
Economic amortization associated with borrower repayments (2)	(18)	(16)	(15)
Carrying value, end of year	$93	$97	$81
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to commercial MSRs through non-DUS agency programs (excluding related derivative instruments) as of December 31 are as follows:

	2025	2024
	(Dollars in millions)
Unpaid principal balance	$8,271	$7,425
Weighted-average CPR (%)	7.5%	7.7%
Estimated impact on fair value of a 10% increase	$(2)	$(1)
Estimated impact on fair value of a 20% increase	$(3)	$(3)
Weighted-average discount rate (%)	8.2%	7.1%
Estimated impact on fair value of a 10% increase	$(3)	$(2)
Estimated impact on fair value of a 20% increase	$(5)	$(5)
Weighted-average coupon interest rate	4.9%	4.7%
Weighted-average remaining maturity (months)	141	150
Weighted-average servicing fee (basis points)	24.3	26.4
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of commercial mortgage loans through non-DUS agency programs totaled $28 million, $24 million, and $22 million for the years ended December 31, 2025, 2024, and 2023 respectively.

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
The table below presents an analysis of commercial DUS MSRs under the amortization measurement method for the years ended December 31:

	2025	2024	2023
	(In millions)
Carrying value, beginning of year	$90	$87	$81
Additions	18	20	21
Economic amortization associated with borrower repayments (1)	(19)	(17)	(15)
Carrying value, end of year	$89	$90	$87
________
(1)Economic amortization associated with borrower repayments includes both total loan payoffs as well as partial paydowns.
Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS MSRs was approximately $113 million, $117 million and $109 million at December 31, 2025, 2024, and 2023.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $26 million at December 31, 2025 and 2024 and $23 million at December 31, 2023.
NOTE 7. OTHER EARNING ASSETS
Other earning assets consist of investments in Federal Reserve Bank stock, FHLB stock, marketable equity securities and other miscellaneous earning assets.
FEDERAL RESERVE BANK AND FHLB STOCK
The following table presents the amount of Regions' investments in Federal Reserve Bank and FHLB stock as of December 31:

	2025	2024
	(In millions)
Federal Reserve Bank stock	$492	$492
FHLB stock	104	140
MARKETABLE EQUITY SECURITIES
Marketable equity securities carried at fair value, which primarily consist of assets held for certain employee benefits and money market funds, are reported in other earning assets. Total marketable equity securities were $946 million and $819 million at December 31, 2025 and 2024, respectively. Unrealized gains recognized in earnings for marketable equity securities still being held by the Company totaled $20 million, $25 million, and $15 million at December 31, 2025, 2024, and 2023.
OTHER MISCELLANEOUS EARNING ASSETS
Other miscellaneous earning assets consist of long-term certificates of deposit at other institutions and other receivables. Other miscellaneous earning assets were $161 million and $165 million at December 31, 2025 and 2024, respectively.
NOTE 8. PREMISES, EQUIPMENT AND SOFTWARE, NET
A summary of premises, equipment and software, net at December 31 is as follows:

	2025	2024
	(In millions)
Land	$409	$409
Premises and improvements	1,603	1,568
Furniture and equipment	977	1,122
Software	494	378
Leasehold improvements	465	457
Construction in progress	208	273
	4,156	4,207
Accumulated depreciation and amortization	(2,497)	(2,534)
	$1,659	$1,673

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) at both December 31, 2025 and 2024 is presented as follows:

(In millions)
Corporate Bank	$3,006
Consumer Bank	2,334
Wealth Management	393
$5,733
Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2025, and through the date of the filing of this Annual Report, by performing a qualitative assessment of goodwill at the reporting unit level. See Note 1 for additional information on the qualitative assessment. The results of the annual test indicated that it is more likely than not that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, a quantitative goodwill impairment test was deemed unnecessary.
OTHER IDENTIFIABLE INTANGIBLE ASSETS
Other identifiable intangible assets consist primarily of relationship assets, which include broker and contractor origination networks, vendor networks, and customer relationships. The relationship assets had a gross carrying amount of $267 million as of both December 31, 2025 and 2024, and accumulated amortization of $147 million and $120 million as of December 31, 2025 and 2024, respectively. The remaining other identifiable intangible assets include non-amortizing assets related to a DUS license and commercial real estate licenses.
The related amounts of amortization expense to be recognized for each year from 2026 through 2030 are immaterial.
Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. Regions concluded that no impairment for any identifiable intangible assets occurred during 2025, 2024 or 2023.
NOTE 10. DEPOSITS
The following schedule presents a detail of interest-bearing deposits as of December 31:

	2025	2024
	(In millions)
Interest-bearing checking	$25,677	$25,079
Savings	11,914	12,022
Money market—domestic	40,119	35,644
Time deposits	13,888	15,720
Total interest-bearing deposits	$91,598	$88,465
At December 31, 2025, the aggregate amounts of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

December 31, 2025
(In millions)
2026	$13,139
2027	615
2028	74
2029	38
2030	18
Thereafter	4
$13,888
NOTE 11. BORROWED FUNDS
SHORT-TERM BORROWINGS
Short-term borrowings consist of FHLB advances and were $750 million at December 31, 2025 and $500 million at December 31, 2024. The levels of short-term borrowings can fluctuate depending on the Company's funding needs and the sources utilized.

LONG-TERM BORROWINGS
Long-term borrowings at December 31 consist of the following:

	2025	2024
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$—	$749
1.80% senior notes due August 2028	648	647
5.722% senior notes due June 2030 (1)	747	746
5.502% senior notes due September 2035 (2)	995	994
6.75% subordinated debentures due November 2025	—	151
7.375% subordinated notes due December 2037	299	299
Valuation adjustments on hedged long-term debt	(52)	(91)
	2,637	3,495
Regions Bank:
FHLB advances	1,000	2,000
6.45% subordinated notes due June 2037	497	496
Other long-term debt	—	2
	1,497	2,498
Total consolidated	$4,134	$5,993
____
(1) On June 6, 2029, the Notes will bear floating rate interest equal to Compounded SOFR plus 1.49%.
(2) On September 6, 2034, the Notes will bear floating rate interest equal to Compounded SOFR plus 2.06%.
As disclosed above, Regions and Regions Bank each had a subordinated note outstanding at December 31, 2025, which are by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines, subject to diminishing credit as the respective maturity dates approach and subject to certain transition provisions. The subordinated notes are not redeemable prior to maturity, unless there is an occurrence of a qualifying capital event.
During 2025, $1.0 billion of long term FHLB advances were repaid. In the second quarter of 2025, the Company's 2.25% senior notes matured. In the fourth quarter of 2025, the Company's 6.75% subordinated debentures matured.
FHLB advances at December 31, 2025 and 2024 had a weighted-average interest rate of 3.9 percent and 4.6 percent, respectively, with remaining maturity as of December 31, 2025 within one year. Funding from the FHLB and Federal Reserve Bank is secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and Federal Reserve Bank. As of December 31, 2025, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $92.9 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB and Federal Reserve Bank is contingent on a subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 5.5 percent, 6.3 percent, and 6.5 percent for the years ended December 31, 2025, 2024, and 2023, respectively. Further discussion of derivative instruments is included in Note 20.

The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank
	(In millions)
2026	$—	$1,000
2027	—	—
2028	610	—
2029	—	—
2030	749	—
Thereafter	1,278	497
	$2,637	$1,497
On February 21, 2025, Regions filed a shelf registration statement with the SEC. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2028.
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
Banking regulations identify five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2025 and 2024, Regions and Regions Bank exceeded all current regulatory requirements, and were classified as "well-capitalized." Management believes that no events or changes have occurred subsequent to December 31, 2025 that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require institutions to maintain minimum ratios of CET1, Tier 1, and Total capital (as defined in the regulations) to RWAs (as defined), and of Tier 1 capital to average tangible assets (the "Leverage" ratio).
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022 and concluded in the first quarter of 2025. At December 31, 2024, the net impact of the add-back on CET1 was approximately $102 million or approximately 8 basis points.

The following tables summarize the applicable holding company and bank regulatory capital requirements:

	December 31, 2025		Minimum Requirement	Minimum Requirement plus SCB (1)	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Common equity Tier 1 capital:
Regions Financial Corporation	$13,490	10.89%	4.50%	7.00%	N/A
Regions Bank	14,475	11.72	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	$14,859	11.99%	6.00%	8.50%	6.00%
Regions Bank	14,475	11.72	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	$17,205	13.89%	8.00%	10.50%	10.00%
Regions Bank	16,517	13.37	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	$14,859	9.68%	4.00%	4.00%	N/A
Regions Bank	14,475	9.48	4.00	4.00	5.00%

	December 31, 2024		Minimum Requirement	Minimum Requirement plus SCB (1)	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Common equity Tier 1 capital:
Regions Financial Corporation	$13,434	10.80%	4.50%	7.00%	N/A
Regions Bank	14,035	11.32	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	$15,149	12.17%	6.00%	8.50%	6.00%
Regions Bank	14,035	11.32	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	$17,500	14.06%	8.00%	10.50%	10.00%
Regions Bank	16,081	12.97	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	$15,149	9.88%	4.00%	4.00%	N/A
Regions Bank	14,035	9.21	4.00	4.00	5.00%
 _________
(1)Reflects Regions' SCB of 2.50%. SCB does not apply to leverage capital ratios. See Note 14 for further details regarding CCAR results.
Regions must adhere to various HUD regulatory guidelines including required minimum capital to maintain their HUD approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2025, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.
NOTE 13. LEASES
LESSEE
As of December 31, 2025, assets and liabilities recorded under operating leases for properties were $464 million and $539 million, respectively, and $453 million and $527 million, respectively, as of December 31, 2024. The difference between the asset and liability balance is largely driven by increases in rent over the lease term and any strategic decisions to exit a lease location early, resulting in derecognition of the asset. The asset is recorded within other assets, and the lease liability is recorded within other liabilities on the consolidated balance sheets. Lease expense, which is operating lease costs recorded within net occupancy expense, was $85 million, $86 million, and $85 million for the years ended December 31, 2025, 2024, and 2023 respectively.
Other information related to operating leases at December 31 is as follows:

	2025	2024
Weighted-average remaining lease term (years)	9.1 years	9.2 years
Weighted-average discount rate (%)	3.5%	3.1%

Future, undiscounted minimum lease payments on operating leases are as follows:

December 31, 2025
(In millions)
2026	$91
2027	85
2028	78
2029	67
2030	55
Thereafter	262
Total lease payments	638
Less: Imputed interest	99
Total present value of lease liabilities	$539
LESSOR
The following tables present a summary of Regions' sales-type, direct financing and leveraged leases for the years ended December 31.

	Net Interest Income
	2025	2024	2023
	(In millions)
Sales-Type and Direct Financing	$70	$88	$65
Leveraged(1)	8	8	2
	$78	$96	$67
_________
(1)Leveraged lease income is shown pre-tax and related tax expense is immaterial for all periods presented. Leveraged lease termination gains excluded from amounts presented above were immaterial for all periods presented.

	As of December 31, 2025			As of December 31, 2024
	Sales-Type and Direct Financing	Leveraged	Total	Sales-Type and Direct Financing	Leveraged	Total
	(In millions)
Lease receivable	$1,263	$86	$1,349	$1,393	$117	$1,510
Unearned income	(180)	(23)	(203)	(195)	(35)	(230)
Guaranteed residual	108	—	108	142	—	142
Unguaranteed residual	172	53	225	167	101	268
Total net investment	$1,363	$116	$1,479	$1,507	$183	$1,690

The following table presents the minimum future payments due from customers for sales-type and direct financing leases:

December 31, 2025
Sales-Type and Direct Financing
(In millions)
2026	$324
2027	266
2028	208
2029	147
2030	111
Thereafter	207
$1,263

NOTE 14. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										2025	2024
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series C	4/30/2019	5/15/2029	5.700%	(2)	$500	1,000	25	1/40th	500,000	$490	$490
Series D(3)	6/5/2020	6/15/2025	5.750%		—	100,000	1,000	1/100th	—	—	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
Series F	7/29/2024	9/15/2029	6.950%	(4)	500	1,000	25	1/40th	500,000	489	489
					$1,400				1,400,000	$1,369	$1,715
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
The Board declared a total of $91 million and $104 million in cash dividends on preferred stock in 2025 and 2024, respectively.
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
COMMON STOCK
The Company's results of the 2024 stress test from the Federal Reserve reflect that the Company exceeded all minimum capital levels and the Company's SCB was floored at 2.5 percent from the fourth quarter of 2024 through the third quarter of 2025. As a Category IV bank, Regions was not required to participate in the 2025 stress test. Nonetheless, like other Category IV banking organizations, the Company did receive results from the Federal Reserve during the second quarter of 2025. From the fourth quarter of 2025 through the third quarter of 2026, the Company's SCB will remain floored at 2.5 percent.
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024 and was subsequently extended on December 10, 2024 permitting repurchases through the fourth quarter of 2025. As of December 31, 2025, Regions had repurchased approximately 78 million shares of common stock at a total cost of $1.7 billion under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock. On December 10, 2025, the Board authorized the repurchase of up to $3.0 billion of the Company's common stock for the period beginning January 1, 2026 and extending through December 31, 2027. This authorization supersedes the prior share repurchase program, which expired on December 31, 2025.
Regions declared $1.03 per common share in cash dividends for 2025, $0.98 per common share for 2024, and $0.88 per common share for 2023.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the years ended December 31:

	2025
	Pre-tax AOCI Activity	Tax Effect and Other (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,912)	$984	$(2,928)
Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(744)	$188	$(556)
Unrealized gains (losses) on securities transferred from available for sale during the period	(227)	57	(170)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	104	(26)	78
Change in AOCI from securities held to maturity activity in the period	(123)	31	(92)
Ending balance	$(867)	$219	$(648)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(1,958)	$490	$(1,468)
Unrealized (gains) losses on securities transferred to held to maturity during the period	227	(57)	170
Unrealized gains (losses) arising during the period	1,104	(274)	830
Reclassification adjustments for securities (gains) losses realized in net income (3)	53	(13)	40
Change in AOCI from securities available for sale activity in the period	1,384	(344)	1,040
Ending balance	$(574)	$146	$(428)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(662)	$168	$(494)
Unrealized gains (losses) on derivative instruments arising during the period	329	(84)	245
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	242	(61)	181
Change in AOCI from derivative activity in the period	571	(145)	426
Ending balance	$(91)	$23	$(68)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(548)	$138	$(410)
Net actuarial gains (losses) arising during the period	(4)	3	(1)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	27	(7)	20
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	23	(4)	19
Ending balance	$(525)	$134	$(391)
Total other comprehensive income	1,855	(462)	1,393
Total accumulated other comprehensive income (loss), end of period	$(2,057)	$522	$(1,535)

	2024
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,773)	$961	$(2,812)
Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(9)	$1	$(8)
Unrealized gains (losses) on securities transferred from available for sale during the period	(754)	192	(562)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	19	(5)	14
Change in AOCI from securities held to maturity activity in the period	(735)	187	(548)
Ending balance	$(744)	$188	$(556)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(2,759)	$703	$(2,056)
Unrealized (gains) losses on securities transferred to held to maturity during the period	754	(192)	562
Unrealized gains (losses) arising during the period	(161)	31	(130)
Reclassification adjustments for securities (gains) losses realized in net income (3)	208	(52)	156
Change in AOCI from securities available for sale activity in the period	801	(213)	588
Ending balance	$(1,958)	$490	$(1,468)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(399)	$102	$(297)
Unrealized gains (losses) on derivative instruments arising during the period	(683)	172	(511)
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	420	(106)	314
Change in AOCI from derivative activity in the period	(263)	66	(197)
Ending balance	$(662)	$168	$(494)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(606)	$155	$(451)
Net actuarial gains (losses) arising during the period	27	(9)	18
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	31	(8)	23
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	58	(17)	41
Ending balance	$(548)	$138	$(410)
Total other comprehensive income (loss)	(139)	23	(116)
Total accumulated other comprehensive income (loss), end of period	$(3,912)	$984	$(2,928)

	2023
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,481)	$1,138	$(3,343)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(11)	$2	$(9)
Reclassification adjustments for amortization on unrealized losses (2)	2	(1)	1
Ending balance	$(9)	$1	$(8)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,433)	$872	$(2,561)
Unrealized gains (losses) arising during the period	669	(168)	501
Reclassification adjustments for securities (gains) losses realized in net income (3)	5	(1)	4
Change in AOCI from securities available for sale activity in the period	674	(169)	505
Ending balance	$(2,759)	$703	$(2,056)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(468)	$119	$(349)
Unrealized gains (losses) on derivatives arising during the period	(167)	43	(124)
Reclassification adjustments for (gains) losses realized in net income (2)	236	(60)	176
Change in AOCI from derivative activity in the period	69	(17)	52
Ending balance	$(399)	$102	$(297)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(569)	$145	$(424)
Net actuarial gains (losses) arising during the period	(82)	21	(61)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	45	(11)	34
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	(37)	10	(27)
Ending balance	$(606)	$155	$(451)
Total other comprehensive income (loss)	708	(177)	531
Total accumulated other comprehensive income (loss), end of period	$(3,773)	$961	$(2,812)
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
NOTE 15. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

	2025	2024	2023
	(In millions, except per share data)
Numerator:
Net income	$2,156	$1,893	$2,074
Preferred stock dividends and other (1)	(95)	(119)	(98)
Net income available to common shareholders	$2,061	$1,774	$1,976
Denominator:
Weighted-average common shares outstanding—basic	$892	$916	$936
Potential common shares	4	2	2
Weighted-average common shares outstanding—diluted	$896	$918	$938
Earnings per common share:
Basic	$2.31	$1.94	$2.11
Diluted	$2.30	$1.93	$2.11
______
(1) Preferred stock dividends and other for the year ended December 31, 2025 included $4 million of issuance costs associated with the redemption of Series D preferred shares in the second quarter of 2025. Preferred stock dividends and other for the year ended December 31, 2024 included $15 million of issuance costs associated with the redemption of Series B preferred shares in the third quarter of 2024. See Note 14 for additional information.

The effects from the assumed exercise of 3 million, 5 million and 6 million in restricted stock units and awards and performance stock units for years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 16. SHARE-BASED PAYMENTS
Regions administers long-term incentive compensation plans that permit the granting of incentive awards in the form of restricted stock awards, performance awards, stock options and stock appreciation rights. No stock options were outstanding during 2025, 2024 or 2023. While Regions has the ability to issue stock appreciation rights, none have been issued to date. The terms of all awards issued under these plans are determined by the CHR Committee of the Board; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by shareholders. Incentive awards usually vest based on employee service, generally within three years from the date of the grant.
On April 16, 2025, the shareholders of the Company approved the Regions Financial Corporation 2025 LTIP, which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2025 LTIP authorizes 38 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the CHR Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2025 LTIP, Regions closed the prior LTIP to new grants, and, accordingly, prospective grants must be made under the 2025 LTIP or a successor plan. All existing grants under prior LTIPs are unaffected by adoption of the 2025 LTIP. The number of remaining share equivalents available for future issuance under the 2025 LTIP was approximately 35 million at December 31, 2025.
Grantees of restricted stock awards or units must either remain employed with the Company for certain periods of time from the date of grant in order for shares to be released or issued or retire after meeting the standards of a retiree, at which time shares would be issued and released. Grants of performance-based restricted stock typically have a three-year performance period, and shares vest within three years after the grant date. Regions issues new shares from authorized reserves upon exercise.
The following table summarizes the elements of compensation cost recognized in the consolidated statements of income for the years ended December 31:

	2025	2024	2023
	(In millions)
Compensation cost of restricted and performance stock awards	$69	$73	$61
Tax benefits related to share-based compensation cost	(17)	(18)	(16)
Compensation cost of share-based compensation awards, net of tax	$52	$55	$45
During 2025, 2024 and 2023, Regions made restricted stock grants that vest based upon satisfaction of service conditions and restricted stock award and performance stock award grants that vest based upon satisfaction of both service conditions and performance conditions. Incremental shares earned above the performance target associated with previous performance stock awards are included when and if performance targets are achieved. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

Activity related to restricted and performance stock awards for 2025, 2024 and 2023 is summarized as follows:

	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2022	10,163,763	$15.23
Granted	3,943,474	17.54
Vested	(5,844,477)	10.25
Forfeited	(262,719)	18.08
Non-vested at December 31, 2023	8,000,041	$19.90
Granted	3,768,326	20.49
Vested	(4,253,297)	20.50
Forfeited	(315,234)	21.76
Non-vested at December 31, 2024	7,199,836	$19.86
Granted	3,525,088	21.66
Vested	(3,314,049)	20.41
Forfeited	(268,897)	20.59
Non-vested at December 31, 2025	7,141,978	$20.46
As of December 31, 2025, the pre-tax amount of non-vested restricted stock, restricted stock units and performance stock units not yet recognized was $68 million, which will be recognized over a weighted-average period of 1.67 years. The total fair value of shares vested during the years ended December 31, 2025, 2024, and 2023, was $72 million, $87 million, and $109 million, respectively. No share-based compensation costs were capitalized during the years ended December 31, 2025, 2024, or 2023.
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
The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation. Actuarially determined pension expense is charged to current operations using the projected unit credit method. All defined benefit plans are referred to as “the plans” throughout the remainder of this note.

The following table sets forth the plans’ change in benefit obligation, plan assets and funded status, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Qualified Plans		Non-qualified Plans		Total
	2025	2024	2025	2024	2025	2024
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of year	$1,536	$1,644	$74	$82	$1,610	$1,726
Service cost	19	22	—	1	19	23
Interest cost	81	82	4	4	85	86
Actuarial (gains) losses	33	(52)	3	3	36	(49)
Benefit payments	(155)	(157)	(7)	(7)	(162)	(164)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	(6)	(9)	(6)	(9)
Projected benefit obligation, end of year	$1,511	$1,536	$68	$74	$1,579	$1,610
Change in plan assets
Fair value of plan assets, beginning of year	$1,874	$1,936	$—	$—	$1,874	$1,936
Actual return on plan assets	161	98	—	—	161	98
Company contributions	—	—	13	16	13	16
Benefit payments	(155)	(157)	(7)	(7)	(162)	(164)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	(6)	(9)	(6)	(9)
Fair value of plan assets, end of year	$1,877	$1,874	$—	$—	$1,877	$1,874
Funded status and accrued benefit (cost) at measurement date	$366	$338	$(68)	$(74)	$298	$264
Amount recognized in the Consolidated Balance Sheets:
Other assets	$366	$338	$—	$—	$366	$338
Other liabilities	—	—	(68)	(74)	(68)	(74)
	$366	$338	$(68)	$(74)	$298	$264
Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss	$502	$529	$24	$26	$526	$555
The accumulated benefit obligation for the qualified plans was $1.4 billion and $1.5 billion as of December 31, 2025 and 2024, respectively. Total plan assets exceeded the corresponding accumulated benefit obligation for the qualified plans as of December 31, 2025 and 2024. The accumulated benefit obligation for the non-qualified plans was $68 million and $74 million as of December 31, 2025 and 2024, respectively, which exceeded all corresponding plan assets for each period. As of December 31, 2025 and 2024, the actuarial (gains) losses related to the change in the benefit obligation were primarily driven by changes in the discount rate.
Net periodic pension cost included the following components for the years ended December 31:

	Qualified Plans			Non-qualified Plans			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	(In millions)
Service cost	$19	$22	$21	$—	$1	$1	$19	$23	$22
Interest cost	81	82	86	4	4	6	85	86	92
Expected return on plan assets	(123)	(124)	(120)	—	—	—	(123)	(124)	(120)
Amortization of actuarial loss	23	25	24	2	3	4	25	28	28
Settlement charge	—	—	—	3	3	17	3	3	17
Net periodic pension cost	$—	$5	$11	$9	$11	$28	$9	$16	$39
The service cost component of net periodic pension cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
The assumptions used to determine benefit obligations at December 31 are as follows:

	Qualified Plans		Non-qualified Plans
	2025	2024	2025	2024
Discount rate	5.52%	5.67%	5.11%	5.49%
Rate of annual compensation increase	3.60%	4.00%	3.00%	3.00%

The weighted-average assumptions used to determine net periodic pension (benefit) cost for the years ended December 31 are as follows:

	Qualified Plans			Non-qualified Plans
	2025	2024	2023	2025	2024	2023
Discount rate	5.68%	5.15%	5.42%	5.49%	5.09%	5.42%
Expected long-term rate of return on plan assets	6.85%	6.61%	6.37%	N/A	N/A	N/A
Rate of annual compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%
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
The expected long-term rate of return on the qualified plans' assets is based on an estimated reasonable range of probable returns. The assumption is established by considering historical and anticipated returns of the asset classes invested in by the qualified plans and the allocation strategy currently in place among those classes. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management. For 2026, the weighted-average expected long-term rate of return on plan assets is 6.62 percent, using the weighted fair value of plan assets as of December 31, 2025.
The qualified plans' investment strategy is continuing to shift from focusing on maximizing asset returns to minimizing funding ratio volatility, with a planned increase in the allocation to fixed income securities. The combined target asset allocation is 30 percent equities, 64 percent fixed income securities and 6 percent in all other types of investments. Equity securities include investments in large and small/mid cap companies primarily located in the U.S., international equities, and private equities. Fixed income securities include investments in corporate and government bonds, asset-backed securities and any other fixed income investments as allowed by respective prospectuses and other offering documents. Other types of investments may include hedge funds and real estate funds that follow several different strategies. The plans' assets are highly diversified with respect to asset class, security and manager. Investment risk is controlled with the plans' assets rebalancing to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.
Regions’ qualified plans have a portion of their investments in Regions' common stock. At December 31, 2025, the plans held 2,855,618 shares, which represents a total market value of approximately $77 million, or approximately 4 percent of the plans' assets.
The following table presents the fair value of Regions’ qualified pension plans’ financial assets as of December 31:

	2025				2024
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Cash and cash equivalents	$30	$—	$—	$30	$27	$—	$—	$27
Fixed income securities:
U.S. Treasury securities	$508	$—	$—	$508	$362	$—	$—	$362
Federal agency securities	—	3	—	3	—	11	—	11
Corporate bonds and other debt	—	527	—	527	—	606	—	606
Total fixed income securities	$508	$530	$—	$1,038	$362	$617	$—	$979

Domestic equity securities	$128	$—	$—	$128	$124	$—	$—	$124
International mutual funds	$100	$—	$—	$100	$90	$—	$—	$90
Total assets in the fair value hierarchy	$766	$530	$—	$1,296	$603	$617	$—	$1,220
Collective trust funds:
Fixed income fund (1)				$102				$117
Common stock fund (1)				114				126
International fund (1)				93				120
Total collective trust funds				$309				$363
Real estate funds measured at NAV (1)				94				119
Private equity funds measured at NAV (1)				178				172
				$1,877				$1,874
__________
(1)In accordance with accounting guidance, investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient are not required to be classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of amounts reported in the fair value hierarchy to amounts reported on the balance sheet.

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
Mutual funds are valued based on quoted market prices of identical assets on active exchanges; these valuations are Level 1 measurements. Collective trust funds, real estate funds, private equity funds and other assets are valued based on NAV or the valuation of the limited partner’s portion of the equity of the fund. Third party fund managers provide these valuations based primarily on estimated valuations of underlying investments.
Information about the expected cash flows for the qualified and non-qualified plans is as follows:

	Qualified Plans	Non-qualified Plans
	(In millions)
Expected Employer Contributions:
2026	$—	$—
Expected Benefit Payments:
2026	$120	$7
2027	123	7
2028	120	7
2029	117	7
2030	115	7
Next five years	549	28
OTHER PLANS
Regions has a defined-contribution 401(k) plan that includes a Company match of eligible employee contributions. Eligible employees include those who have been employed for one year and have worked a minimum of 1,000 hours. The Company match is invested based on the employees' allocation elections. Regions provides an automatic 2 percent cash 401(k) contribution to eligible employees regardless of whether or not they are contributing to the 401(k) plan. To receive this contribution, employees must be employed at the end of the year and not actively accruing a benefit in the Regions’ pension plans. Regions’ cash contribution was approximately $27 million for 2025 and 2024, and $24 million for 2023. For 2025, 2024, and 2023, eligible employees who were already contributing to the 401(k) plan received up to a 5 percent Company match plus the automatic 2 percent cash contribution. Regions’ match to the 401(k) plan on behalf of employees totaled $76 million in 2025, $73 million in 2024, and $72 million in 2023. Regions’ 401(k) plan held 13 million and 14 million shares of Regions' common stock at December 31, 2025 and 2024, respectively. The 401(k) plan received approximately $17 million, $15 million, and $13 million in dividends on Regions' common stock for the years ended December 31, 2025, 2024, and 2023, respectively.
Regions also sponsors defined benefit post-retirement health care plans that cover certain retired employees. For these certain employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. Certain retirees, participating in plans of acquired entities, are offered a Medicare supplemental benefit. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a self-insured program in which Company and retiree costs are based on the amount of benefits paid. The Company’s policy is to fund the Company’s share of the cost of health care benefits in amounts determined at the discretion of management. Postretirement life insurance is also provided to a grandfathered group of employees and retirees.
NOTE 18. OTHER NON-INTEREST INCOME AND EXPENSE
The following is a detail of other non-interest income for the years ended December 31:

	2025	2024	2023
	(In millions)
Investment services fee income	$182	$157	$138
Commercial credit fee income	114	111	105
Bank-owned life insurance	95	102	78
Market value adjustments on employee benefit assets	20	25	15
Other miscellaneous income	188	167	185
	$599	$562	$521

The following is a detail of other non-interest expense for the years ended December 31:

	2025	2024	2023
	(In millions)
Outside services	$166	$162	$163
Marketing	113	110	110
Professional, legal and regulatory expenses	111	94	85
Credit/checkcard expenses	64	59	60
FDIC insurance assessments	58	109	228
Operational losses	53	95	212
Branch consolidation, property and equipment charges	(5)	3	7
Visa class B shares expense	27	32	28
Early extinguishment of debt	—	—	(4)
Other miscellaneous expenses	401	365	410
	$988	$1,029	$1,299
NOTE 19. INCOME TAXES
The components of income tax expense for the years ended December 31 were as follows:

	2025	2024	2023
	(In millions)
Current income tax expense:
Federal	$388	$383	$417
State	121	57	84
Total current expense	$509	$440	$501
Deferred income tax expense (benefit):
Federal	$84	$1	$25
State	(6)	20	7
Total deferred expense	$78	$21	$32
Total income tax expense	$587	$461	$533
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
The Company accounts for investment tax credits from renewable energy sources using the deferral method. Investment tax credits generated totaled $64 million, $179 million and $94 million for 2025, 2024, and 2023, respectively.
Income tax expense and the effective tax rate for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 21 percent. In 2025, the Company adopted accounting guidance that updates certain disclosure requirements and prior periods have been updated to reflect the current year presentation. A reconciliation between the statutory tax rate and effective tax rate is shown in the following table:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in millions)
Tax on income computed at statutory federal income tax rate	$576	21.0%	$494	21.0%	$547	21.0%
Increase (decrease) in taxes resulting from:
State and local income tax, net of federal tax effect (1)	55	2.0%	60	2.6%	69	2.7%
Tax credits:
Affordable housing and economic development credits, net of amortization (2)	(36)	(1.3)%	(48)	(1.9)%	(41)	(1.6)%
Other tax credits	(6)	(0.3)%	(5)	(0.4)%	(13)	(0.4)%
Non-taxable and non-deductible items:
Tax-exempt interest	(40)	(1.4)%	(39)	(1.7)%	(38)	(1.5)%
Other non-deductible expenses	23	0.8%	23	1.0%	22	0.8%
Bank-owned life insurance	(22)	(0.8)%	(24)	(1.0)%	(19)	(0.7)%
Other, net	1	0.1%	(2)	(0.1)%	3	0.1%
Change in UTB	36	1.3%	2	0.1%	3	0.1%
Income tax expense and total effective tax rate	$587	21.4%	$461	19.6%	$533	20.5%
_______
(1) In 2025, Alabama and Tennessee combined comprise more than half of the tax effect in this category. In both 2024 and 2023, Alabama comprises more than half of the tax effect in this category.
(2) Income tax expense includes gross amortization of affordable housing and economic development projects of $193 million, $188 million, and $166 million for 2025, 2024 and 2023, respectively. See Note 2 for additional information.

Significant components of the Company’s net deferred tax asset at December 31 are listed below:

	2025	2024
	(In millions)
Deferred tax assets:
Unrealized losses included in shareholders' equity	$522	$976
Allowance for credit losses	426	433
Right of use liability	128	123
Accrued expenses	33	48
Other	27	18
Federal and state tax credit carryforwards	2	27
Federal and state net operating losses, net of federal tax effect	19	28
Total deferred tax assets	1,157	1,653
Less: valuation allowance	(18)	(22)
Total deferred tax assets less valuation allowance	1,139	1,631
Deferred tax liabilities:
Lease financing	362	413
Right of use asset	121	116
Mortgage servicing rights	92	96
Goodwill and intangibles	138	126
Fixed assets	87	7
Employee benefits and deferred compensation	33	34
Other	62	64
Total deferred tax liabilities	895	856
Net deferred tax asset	$244	$775
The Company files U.S. federal, state, and local income tax returns, and as of December 31, 2025 had federal and state net operating loss and tax credit carryforwards, all of which were immaterial. The Company believes that a portion of the state net operating loss carryforwards will not be realized due to certain state statutory limitations. Accordingly, a valuation allowance has been established, which is also immaterial.
The Company is in the IRS’s Compliance Assurance Process program and examinations of the U.S federal consolidated income tax return for tax years through 2023 have been completed. With limited exceptions, the Company is no longer subject to state and local tax examinations for tax years prior to 2022. Currently, there are no material disputed tax positions with federal or state taxing authorities. Accordingly, the Company does not anticipate that any adjustments relating to federal or state tax examinations will result in material changes to its business, financial position, results of operations or cash flows.

As of December 31, 2025, 2024 and 2023, the balance of UTBs, as shown below, would reduce the effective tax rate, if recognized. A reconciliation of the beginning and ending amount of UTB is as follows:

	2025	2024	2023
	(In millions)
Balance at beginning of year	$12	$11	$8
Additions based on tax positions taken in a prior period	46	—	3
Additions based on tax positions taken in the current period	1	1	—
Reductions based on tax positions taken in a prior period	(3)	—	—
Settlements	(1)	—	—
Expiration of statute of limitations	(8)	—	—
Balance at end of year	$47	$12	$11
For the year ended December 31, 2025, the Company recognized an $11 million expense for gross interest and penalties related to its UTBs. For the years ended December 31, 2024 and 2023, the Company recognized an immaterial expense (benefit) for gross interest and penalties related to its UTBs. As of December 31, 2025, the Company had liabilities for interest and penalties related to UTBs of $14 million. As of December 31, 2024 and 2023, the Company had an immaterial gross liability for interest and penalties related to UTBs.
NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments as of December 31:

	2025			2024
	Notional Amount(1)	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$39,918	$80	$196	$36,660	$—	$718
Interest rate options	2,000	2	1	2,000	4	6
Total derivatives in cash flow hedging relationships	41,918	82	197	38,660	4	724
Derivatives in fair value hedging relationships:
Interest rate swaps	8,067	23	73	$5,484	$26	$95
Total derivatives designated as hedging instruments	$49,985	$105	$270	$44,144	$30	$819
Derivatives not designated as hedging instruments:
Interest rate swaps	$93,891	$1,023	$996	$94,803	$1,608	$1,598
Interest rate options	10,674	14	6	11,005	31	24
Interest rate futures and forward commitments	1,537	8	1	1,247	8	4
Other contracts	15,051	185	172	12,539	139	106
Total derivatives not designated as hedging instruments	$121,153	$1,230	$1,175	$119,594	$1,786	$1,732
Total derivatives	$171,138	$1,335	$1,445	$163,738	$1,816	$2,551

Total gross derivative instruments, before netting		$1,335	$1,445		$1,816	$2,551
Less: Netting adjustments (2)		1,120	964		1,703	1,615
Total gross derivative instruments, after netting		$215	$481		$113	$936
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. Includes accrued interest as applicable. The table reflects net notional presentation and gross asset and liability presentation to capture the economic impact of the trades.
(2)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements, and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral. Cash collateral, all of which is included as a netting adjustment, totaled $83 million and $106 million for derivative assets at December 31, 2025 and 2024, respectively. Cash collateral totaled $123 million and $87 million for derivative liabilities at December 31, 2025 and 2024, respectively.
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
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay SOFR interest rate swaps and interest rate options. As of December 31, 2025, Regions was hedging its exposure to the variability in future cash flows into 2034.
As of December 31, 2025, cash flow hedges were held at a pre-tax net loss of $91 million, which includes pre-tax net gains of $9 million related to terminated cash flow floors and swaps. Regions expects to reclassify into earnings approximately $66 million in pre-tax losses due to the net receipt/payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $2 million in pre-tax net gains related to the amortization of terminated cash flow floors and swaps.
See Note 14 for the impact of cash flow hedges on the consolidated statements of income regarding the realized gains or (losses) reclassified from AOCI into net income.
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
The following tables present the effect of fair value hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	2025
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$1,145	$(299)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$20	$(32)
Recognized on derivatives	(57)	39
Recognized on hedged items	57	(39)
Income (expense) recognized on fair value hedges	$20	$(32)

	2024
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings	Deposits
	(In millions)
Total income (expense) presented in the consolidated statements of income	$925	$(279)	$(1,971)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$8	$(67)	$(1)
Recognized on derivatives	27	22	—
Recognized on hedged items	(27)	(22)	—
Income (expense) recognized on fair value hedges	$8	$(67)	$(1)

	2023
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$749	$(226)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$(64)
Recognized on derivatives	(6)	46
Recognized on hedged items	6	(46)
Income (expense) recognized on fair value hedges	$(1)	$(64)
The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of December 31.

	2025		2024
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Amortized Cost Basis of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Amortized Cost Basis of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale	$9,325	$—	$3,304	$(22)
Long-term borrowings	(2,348)	52	(3,058)	91
Included in the amortized cost basis and hedge accounting basis adjustment of fair value hedges of debt securities available for sale are hedges designated under the portfolio layer method. At December 31, 2025 and 2024, the Company designated $2.5 billion and $750 million, respectively, as the hedged amount from a closed portfolio of prepayable financial assets with a carrying amount of $6.1 billion and $1.8 billion, respectively. At December 31, 2025, the hedge accounting basis adjustment on active portfolio layer hedges reduced the carrying amount by $3 million.
During 2025, the Company terminated fair value hedges related to available for sale debt securities. The terminated hedges had a remaining basis adjustment of $31 million.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The Company holds a portfolio of derivative instruments not designated as accounting hedges, therefore these derivatives are marked-to market through earnings (in capital markets income or mortgage income as appropriate) and included in other assets and other liabilities, as appropriate. See Note 1 for more information regarding these derivative instruments.
The following table presents the location and amount of gain recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

Derivatives Not Designated as Hedging Instruments	2025	2024	2023
	(In millions)
Capital markets income:
Interest rate swaps	$29	$29	$(17)
Interest rate options	41	52	42
Interest rate futures and forward commitments	16	23	13
Other contracts	(12)	23	11
Total capital markets income	74	127	49
Mortgage income:
Interest rate swaps	(4)	(44)	(14)
Interest rate options	(4)	(4)	1
Interest rate futures and forward commitments	6	8	(10)
Total mortgage income	(2)	(40)	(23)
	$72	$87	$26

CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2026 and 2030. Swap participations, whereby Regions has sold credit protection have maturities between 2026 and 2035. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of December 31, 2025 was approximately $622 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2025 and 2024 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position totaled $54 million and $47 million at December 31, 2025 and 2024, respectively, for which Regions had posted collateral of $51 million and $34 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis as of December 31:

	2025				2024
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$2,276	$—	$—	$2,276	$2,003	$—	$—	$2,003
Federal agency securities	—	543	—	543	—	444	—	444
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities:
Residential agency	—	18,387	—	18,387	—	18,945	—	18,945
Commercial agency	—	5,829	—	5,829	—	4,090	—	4,090
Commercial non-agency	—	82	—	82	—	82	—	82
Corporate and other debt securities	—	439	2	441	—	655	3	658
Total debt securities available for sale	$2,276	$25,282	$2	$27,560	$2,003	$24,218	$3	$26,224
Loans held for sale	$—	$290	$—	$290	$—	$234	$—	$234
Marketable equity securities in other earning assets	$946	$—	$—	$946	$819	$—	$—	$819
Residential mortgage servicing rights	$—	$—	$970	$970	$—	$—	$1,007	$1,007
Commercial mortgage servicing rights through non-DUS agency programs	$—	$—	$93	$93	$—	$—	$97	$97
Derivative assets (2):
Interest rate swaps	$—	$1,126	$—	$1,126	$—	$1,634	$—	$1,634
Interest rate options	—	10	6	16	—	30	5	35
Interest rate futures and forward commitments	—	8	—	8	—	8	—	8
Other contracts	1	184	—	185	13	126	—	139
Total derivative assets	$1	$1,328	$6	$1,335	$13	$1,798	$5	$1,816
Derivative liabilities (2):
Interest rate swaps	$—	$1,265	$—	$1,265	$—	$2,411	$—	$2,411
Interest rate options	—	7	—	7	—	30	—	30
Interest rate futures and forward commitments	—	1	—	1	—	4	—	4
Other contracts	—	172	—	172	3	103	—	106
Total derivative liabilities	$—	$1,445	$—	$1,445	$3	$2,548	$—	$2,551
Securities sold, but not yet purchased	$19	$—	$—	$19	$147	$—	$—	$147
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
Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. See Note 6 for analyses of activity related to the MSRs for years ended December 31, 2025 and 2024.
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

Commercial mortgage servicing rights through non-DUS agency programs
The significant unobservable inputs used in the fair value measurement of commercial MSRs are CPR and the discount rate. This valuation requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk-adjusted rate. Additionally, the impact of prepayments and changes in the discount rate are based on a variety of underlying inputs including servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end is disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 6 .
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2025 and 2024. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at December 31, 2025 and 2024 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	December 31, 2025
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential MSR (1)	$970	Discounted cash flow	Weighted-average CPR (%)	4.2% - 16.9% (7.5%)
			OAS (%)	4.7% - 8.0% (5.0%)
Commercial MSR through non-DUS agency programs (1)	$93	Discounted cash flow	Weighted-average CPR (%)	6.5% - 7.6% (7.5%)
			Discount rate (%)	8.0% - 10.0% (8.2%)

	December 31, 2024
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential MSR (1)	$1,007	Discounted cash flow	Weighted-average CPR (%)	4.6% - 23.1% (8.0%)
			OAS (%)	4.8% -7.7% (5.1%)
Commercial MSR through non-DUS agency programs (1)	$97	Discounted cash flow	Weighted-average CPR (%)	5.4% - 10.6% (7.7%)
			Discount rate (%)	7.0% -8.0% (7.1%)
_______
(1)See Note 6 for additional disclosures related to assumptions used in the fair value calculations for residential and commercial mortgage servicing rights.
FAIR VALUE OPTION
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale. At December 31, 2025, the aggregate fair value of these loans totaled $266 million compared to aggregate unpaid principal of $259 million. At December 31, 2024, the aggregate fair value of these loans totaled $222 million compared to aggregate unpaid principal of $219 million.
Interest income on residential first mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. Net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the years ended 2025 and 2024, were immaterial. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both December 31, 2025 and December 31, 2024.
FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE
For financial instruments not recorded at fair value, estimates of fair value are based on relevant market data and information about the instruments. The following tables present the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments not recorded at fair value as of December 31, 2025 and 2024.

	December 31, 2025					December 31, 2024
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$10,907	$10,907	$10,907	$—	$—	$10,712	$10,712	$10,712	$—	$—
Debt securities held to maturity	5,606	5,584	—	5,584	—	4,427	4,226	—	4,226	—
Loans held for sale	221	221	—	221	—	360	360	—	360	—
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	92,595	90,667	—	—	90,667	93,424	89,907	—	—	89,907
Other earning assets	757	757		757	—	797	797	—	797	—
Financial liabilities:
Deposits with no stated maturity(4)	117,240	117,240	—	117,240	—	111,883	111,883	—	111,883	—
Time deposits(4)	13,888	13,874	—	13,874	—	15,720	15,694	—	15,694	—
Short-term borrowings	750	750	—	750	—	500	500	—	500	—
Long-term borrowings	4,134	4,309	—	4,308	1	5,993	6,059	—	6,058	1
Loan commitments and letters of credit	164	164	—	—	164	149	149	—	—	149
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at December 31, 2025 was $1.9 billion or 2.1 percent. The fair value discount on the loan portfolio's net carrying amount at December 31, 2024 was $3.5 billion or 3.8 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.5 billion at December 31, 2025 and $1.7 billion at December 31, 2024.
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
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised and the prior periods updated to reflect these enhancements. Accordingly, the prior periods may be updated to reflect these enhancements.
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
The following tables present financial information, including non-interest income disaggregated by major product category, for each reportable segment for the years ended December 31:

	2025
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,877	$2,937	$177	$—	$4,991
Provision for (benefit from) credit losses	337	273	7	(147)	470
Non-interest income (loss) (1):
Service charges on deposit accounts	246	386	3	—	635
Card and ATM fees	42	444	1	—	487
Investment management and trust fee income	—	—	362	—	362
Capital markets income	344	2	1	—	347
Mortgage income	—	158	—	—	158
Investment services fee income	—	—	182	—	182
Commercial credit fee income	114	—	—	—	114
Bank-owned life insurance	—	—	—	95	95
Securities gains (losses), net	—	—	—	(53)	(53)
Market value adjustments on employee benefit assets	—	—	—	20	20
Other miscellaneous income (loss)	209	79	3	(103)	188
Total non-interest income (loss)	955	1,069	552	(41)	2,535
Non-interest expense:
Salaries and employee benefits	564	726	281	1,045	2,616
Equipment and software expense	22	100	2	297	421
Net occupancy expense	27	221	12	28	288
Other expenses (benefits) (2)	647	1,468	188	(1,315)	988
Total non-interest expense	1,260	2,515	483	55	4,313
Income before income taxes	1,235	1,218	239	51	2,743
Income tax expense (benefit)	309	304	60	(86)	587
Net income	$926	$914	$179	$137	$2,156
Average assets	$69,862	$37,442	$2,151	$48,563	$158,018

	2024
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,821	$2,834	$163	$—	$4,818
Provision for (benefit from) credit losses	362	270	8	(153)	487
Non-interest income (loss) (1):
Service charges on deposit accounts	223	385	3	1	612
Card and ATM fees	43	424	1	(1)	467
Investment management and trust fee income	—	—	338	—	338
Capital markets income	346	1	1	—	348
Mortgage income	—	146	—	—	146
Investment services fee income	—	—	157	—	157
Commercial credit fee income	111	—	—	—	111
Bank-owned life insurance	—	—	—	102	102
Securities gains (losses), net	—	—	—	(208)	(208)
Market value adjustments on employee benefit assets	—	—	—	25	25
Other miscellaneous income (loss)	174	81	2	(90)	167
Total non-interest income (loss)	897	1,037	502	(171)	2,265
Non-interest expense:
Salaries and employee benefits	558	721	260	990	2,529
Equipment and software expense	19	101	3	283	406
Net occupancy expense	27	210	12	29	278
Other expenses (benefit) (2)	666	1,369	178	(1,184)	1,029
Total non-interest expense	1,270	2,401	453	118	4,242
Income (loss) before income taxes	1,086	1,200	204	(136)	2,354
Income tax expense (benefit)	271	300	51	(161)	461
Net income (loss)	$815	$900	$153	$25	$1,893
Average assets	$69,207	$37,947	$2,063	$44,664	$153,881

	2023
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$2,007	$3,123	$190	$—	$5,320
Provision for (benefit from) credit losses	343	279	8	(77)	553
Non-interest income (1):
Service charges on deposit accounts	193	396	3	—	592
Card and ATM fees	45	458	—	1	504
Investment management and trust fee income	—	—	313	—	313
Capital markets income	219	1	1	1	222
Mortgage income	—	109	—	—	109
Investment services fee income	—	—	138	—	138
Commercial credit fee income	105	—	—	—	105
Bank-owned life insurance	—	—	—	78	78
Securities gains (losses), net	(1)	—	—	(4)	(5)
Market value adjustments on employee benefit assets	—	—	—	15	15
Other miscellaneous income (loss)	151	80	2	(48)	185
Total non-interest income	712	1,044	457	43	2,256
Non-interest expense:
Salaries and employee benefits	546	732	254	884	2,416
Equipment and software expense	20	110	3	279	412
Net occupancy expense	27	222	12	28	289
Other expenses (benefit) (2)	635	1,509	158	(1,003)	1,299
Total non-interest expense	1,228	2,573	427	188	4,416
Income (loss) before income taxes	1,148	1,315	212	(68)	2,607
Income tax expense (benefit)	287	330	52	(136)	533
Net income	$861	$985	$160	$68	$2,074
Average assets	$69,520	$37,762	$2,044	$43,691	$153,017
_____
(1) Non-interest income includes $650 million, $473 million, and $534 million of revenue that is not from a contract with a customer for the years ended December 31, 2025, 2024 and 2023, respectively.
2) See Note 18 for a detail of expenses compromising other expenses.

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
Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2025	2024
	(In millions)
Unused commitments to extend credit	$68,237	$63,232
Standby letters of credit	2,283	2,096
Commercial letters of credit	97	58
Liabilities associated with standby letters of credit	34	33
Assets associated with standby letters of credit	36	35
Reserve for unfunded credit commitments	130	116

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
Shareholder Derivative Litigation
On December 22, 2023, a putative shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Brewer v. Turner, et al., Case No. 2023-1284-KSJM, allegedly on behalf of Regions as a nominal defendant, against a number of Regions’ current and former directors and officers (the “Derivative Complaint”). The claims in the Derivative Complaint relate to the subject matter of the previously disclosed Consent Order that Regions entered into with the CFPB in September 2022. In September 2025, the court issued an order granting in part, and denying in part, the defendants’ motion to dismiss. The defendants appealed the claims that were not dismissed to the Delaware Supreme Court, which appeal was denied on December 15, 2025. Regions’ Board of Directors has established a Special Litigation Committee (“SLC”) to investigate the claims. Based on the establishment of the SLC, the court granted an order on February 5, 2026 staying the action for 180 days.
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At December 31, 2025 and 2024, the Company's DUS servicing portfolio totaled approximately $7.8 billion and $7.0 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at December 31, 2025 and 2024, these serviced loans totaled approximately $823 million and $665 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $2.7 billion and $2.4 billion at December 31, 2025 and 2024, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both December 31, 2025 and 2024. Refer to Note 1 for additional information.
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

NOTE 24. PARENT COMPANY ONLY FINANCIAL STATEMENTS
Presented below are condensed financial statements of Regions Financial Corporation:
 Balance Sheets

	December 31
	2025	2024
	(In millions)
Assets
Interest-bearing deposits in other banks	$726	$2,420
Debt securities available for sale	19	20
Premises and equipment, net	43	45
Investments in subsidiaries:
Banks	20,311	18,407
Non-banks	579	515
	20,890	18,922
Other assets	336	274
Total assets	$22,014	$21,681
Liabilities and Shareholders’ Equity
Long-term borrowings	$2,637	$3,495
Other liabilities	334	307
Total liabilities	2,971	3,802
Shareholders’ equity:
Preferred stock	1,369	1,715
Common stock	9	9
Additional paid-in capital	10,366	11,394
Retained earnings	10,205	9,060
Treasury stock, at cost	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(1,535)	(2,928)
Total shareholders’ equity	19,043	17,879
Total liabilities and shareholders’ equity	$22,014	$21,681
Statements of Income

	Year Ended December 31
	2025	2024	2023
	(In millions)
Income:
Dividends received from subsidiaries	$1,816	$2,095	$1,609
Interest from subsidiaries	100	43	1
Other	8	10	7
	1,924	2,148	1,617
Expenses:
Salaries and employee benefits	17	76	65
Interest expense	180	177	134
Equipment and software expense	5	6	(2)
Other	72	80	70
	274	339	267
Income before income taxes and equity in undistributed earnings of subsidiaries	1,650	1,809	1,350
Income tax (benefit) expense	8	(41)	(43)
Income before equity in undistributed earnings of subsidiaries and preferred stock dividends	1,642	1,850	1,393
Equity in undistributed earnings of subsidiaries:
Banks	450	(42)	644
Non-banks	64	85	37
	514	43	681
Net income	2,156	1,893	2,074
Preferred stock dividends and other	(95)	(119)	(98)
Net income available to common shareholders	$2,061	$1,774	$1,976

Statements of Cash Flows

	Year Ended December 31
	2025	2024	2023
	(In millions)
Operating activities:
Net income	$2,156	$1,893	$2,074
Adjustments to reconcile net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(514)	(43)	(681)
Provision for (benefit from) deferred income taxes	44	(6)	(4)
Depreciation, amortization and accretion, net	3	3	2
Loss on sale of assets	—	—	(6)
Net change in operating assets and liabilities:
Other assets	(112)	28	(11)
Other liabilities	25	28	(9)
Other	38	37	74
Net cash from operating activities	1,640	1,940	1,439
Investing activities:
(Investment in) / repayment of investment in subsidiaries	(7)	(1,675)	(8)
Proceeds from sales and maturities of debt securities available for sale	9	21	13
Purchases of debt securities available for sale	(9)	(20)	(11)
Other, net	(7)	(2)	(21)
Net cash from investing activities	(14)	(1,676)	(27)
Financing activities:
Proceeds from long-term borrowings	—	1,740	—
Payments on long-term borrowings	(900)	(100)	—
Cash dividends on common stock	(912)	(890)	(787)
Cash dividends on preferred stock	(91)	(104)	(98)
Net proceeds from issuance of preferred stock	—	489	—
Payment for redemption of preferred stock	(350)	(500)	—
Repurchases of common stock	(1,067)	(348)	(252)
Net cash from financing activities	(3,320)	287	(1,137)
Net change in cash and cash equivalents	(1,694)	551	275
Cash and cash equivalents at beginning of year	2,420	1,869	1,594
Cash and cash equivalents at end of year	$726	$2,420	$1,869

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
Changes in Internal Control Over Financial Reporting
During the fourth fiscal quarter of the year ended December 31, 2025, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.
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
Item 9B. Other Information
Securities Trading Plans of Section 16 Officers and Directors
During the twelve months ended December 31, 2025, none of our officers or directors adopted or terminated a contract, instruction or written plan for the sale or purchase of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers is included in Part I of this Form 10-K under the section captioned "Information About Our Executive Officers." The other information required by this item will be contained in Regions’ definitive proxy statement for the 2026 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available Under Equity Compensation Plans (Excluding Securities in First Column)
Equity Compensation Plans Approved by Stockholders	—	$—	35,177,143	(b)
Equity Compensation Plans Not Approved by Stockholders	—	$—	—
Total	—	$—	35,177,143
_____
(a) Does not include outstanding restricted stock units of 7,141,978.
(b) Consists of shares available for future issuance under the Regions Financial Corporation 2025 Long Term Incentive Plan. In 2025, all prior long-term incentive plans were closed to new grants.
The other information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Consolidated Financial Statements. The report of independent registered public accounting firm (PCAOB ID:42) and consolidated financial statements required by this item are included in Item 8. of this Form 10-K and is incorporated herein by reference.

2. Consolidated Financial Statement Schedules. The schedules to consolidated financial statements are not required under the related instructions or are inapplicable.
(b) Exhibits.  The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations relating to Series C Preferred Stock, incorporated by reference to Exhibit 3.4 to Form 8-A filed by registrant on April 29, 2019.

3.3	Certificate of Designations relating to Series E Preferred Stock, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by the registrant on May 3, 2021.

3.4	Certificate of Designations relating to Series F Preferred Stock, incorporated by reference to Exhibit 3.6 to Form 8-A filed by registrant on July 26, 2024.

3.6	By-Laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed by registrant on February 4, 2026.

4.1	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10 percent of the assets of the registrant and its subsidiaries on a consolidated basis.

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

4.4A
Amendment to Deposit Agreement, dated as of May 4, 2021, effective as of October 21, 2022, by and among Regions Financial Corporation, Computershare, Inc., Computershare Trust Company, N.A., and Broadridge Corporate Issuer Solutions, Inc. incorporated by reference to Exhibit 4.9A to Form 10-K Annual Report filed by the registrant on February 24, 2023.

SEC Assigned Exhibit Number	Description of Exhibits

4.5	Form of depositary receipt representing the Series E Depositary Shares, incorporated by reference to Exhibit A to Exhibit 4.1 to the Form 8-A filed by registrant on May 3, 2021.

4.6
Deposit Agreement, dated as of July 29, 2024, by and among Regions Financial Corporation, Broadridge Corporate Issuer Solutions, LLC., as depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-A filed by registrant on July 26, 2024.

4.7	Form of Depositary receipt representing the Series F Depositary Shares, incorporated by reference to Exhibit A to Exhibit 4.1 to the Form 8-A filed by the registrant on July 26, 2024.

4.8	Description of Registered Securities.

10.1*	Regions Financial Corporation Director Compensation Program, effective April 17, 2024, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on May 7, 2024.

10.2*	Regions Financial Corporation Director Compensation Program, effective April 16, 2025, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on May 6, 2025.

10.3*	Regions Financial Corporation Directors’ Deferred Restricted Stock Unit Plan, incorporated by reference to Exhibit 10.26 to Form 10-K Annual Report filed by registrant on February 22, 2019.

10.4*
Regions Financial Corporation Directors’ Deferred Investment Plan (As Amended and Restated as of January 1, 2021), incorporated by reference to Exhibit 4.7 to Form S-8 Registration Statement filed by registrant on December 30, 2020.

10.5*	Form of Change-in-Control Agreement with executive officer John M. Turner, Jr., incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.6*	Form of Change-in-Control Agreement with executive officer Kate R. Danella, incorporated by reference to Exhibit 10.37 to Form 10-K Annual Report filed by registrant on February 22, 2019.

10.7*
Form of Change-in-Control Agreement with executive officers David R. Keenan and David J. Turner, Jr., incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.8*	Form of Change-in-Control Agreement with executive officer William D. Ritter, incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.9*
Form of Amendment to Change-in-Control Agreement with executive officers David J. Turner, Jr., David R. Keenan, and William D. Ritter, incorporated by reference to Exhibit 10.52 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.10*	Offer Letter with executive officer C. Dandridge Massey dated May 2, 2022, incorporated by reference to Exhibit 10.12 to Form 10-K Annual Report filed by Registrant on February 24, 2023.

SEC Assigned Exhibit Number	Description of Exhibits
10.11*	Offer Letter with executive officer Russell K. Zusi dated September 20, 2023, incorporated by reference to Exhibit 10.12 to Form 10-K Annual Report filed by Registrant on February 21, 2025.

10.12*	Repayment Agreement with executive officer C. Dandridge Massey, dated September 17, 2025.

10.13*	Repayment Agreement with executive officer Russell K. Zusi, dated October 6, 2023, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by Registrant on February 21, 2025.

10.14*
Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated March 10, 2015, for the Regions Annual Meeting of Stockholders held April 23, 2015.

10.15*	Amendment Number One to the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on May 5, 2017.

10.16*	Regions Financial Corporation 2025 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by registrant on August 5, 2025.

10.17*
Form of Director Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2025 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 5, 2025.

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

10.21*
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

10.23*
Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan with executive officer Russell K. Zusi dated January 2, 2024, incorporated by reference to Exhibit 10.25 to Form 10-K Annual Report filed by Registrant on February 21, 2025.

SEC Assigned Exhibit Number	Description of Exhibits

10.24*
Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan with executive officer Russell K. Zusi dated April 1, 2024, incorporated by reference to Exhibit 10.26 to Form 10-K Annual Report filed by Registrant on February 21, 2025.

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

10.29*
Amendment Three to the Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020), incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant August 8, 2023.

10.30*
Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.42 to Form 10-K Annual Report filed by registrant on February 21, 2020.

10.31*
Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2020.

10.32*
Amendment Number Two to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.1 to Form 8-K filed by registrant on October 19, 2021.

10.33*
Amendment Number Three to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.38 to Form 10-K Annual Report filed by registrant on February 24, 2022.

10.34*
Regions Financial Corporation Executive Severance Plan (Amended and Restated effective January 1, 2020), incorporated by reference to Exhibit 10.32 to Form 10-K Annual Report filed by registrant on February 21, 2020.

10.35*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on June 19, 2018.

SEC Assigned Exhibit Number	Description of Exhibits
10.36*
Regions Financial Corporation Use of Corporate Aircraft Policy (amended and restated December 2024), incorporated by reference to Exhibit 10.39 to Form 10-K Annual Report filed by Registrant on February 21, 2025.

10.37*	Regions Financial Corporation Use of Corporate Aircraft Policy (amended and restated December 2025).

19	Regions Financial Corporation General Policy on Insider Trading.

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

24	Power of Attorney.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Regions Financial Corporation Financial Restatement Compensation Recoupment Policy (amended and restated as of October 14, 2025).

101	The following materials are formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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

DATE:	February 24, 2026		Regions Financial Corporation

		By:	/S/ JOHN M. TURNER, JR.
John M. Turner, Jr. Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN M. TURNER, JR.	Chairman, President and Chief Executive Officer (principal executive officer)	February 24, 2026
John M. Turner, Jr.

/S/ DAVID J. TURNER, JR.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2026
David J. Turner, Jr.

/S/ Karin K. Allen	Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)	February 24, 2026
Karin K. Allen

*	Director	February 24, 2026
Mark A. Crosswhite

*	Director	February 24, 2026
Noopur Davis

*	Director	February 24, 2026
Zhanna Golodryga

*	Director	February 24, 2026
J. Thomas Hill

*	Director	February 24, 2026
Roger W. Jenkins

*	Director	February 24, 2026
Joia M. Johnson

*	Director	February 24, 2026
Ruth Ann Marshall

*	Director	February 24, 2026
James T. Prokopanko

*	Director	February 24, 2026
Alison S. Rand

*	Director	February 24, 2026
William C. Rhodes, III

*	Director	February 24, 2026
Lee J. Styslinger III

*	Director	February 24, 2026
José S. Suquet

*	Director	February 24, 2026
Timothy Vines

* Tara A. Plimpton, by signing her name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ Tara A. Plimpton
Tara A. Plimpton
Attorney in Fact