Form 10-Q
period 2026-03-31
REGIONS FINANCIAL CORP
filed 2026-05-07
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2026
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
Non-Cumulative Perpetual Preferred Stock, Series F	RF PRF	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company  ☐  Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
As of May 6, 2026 there were 853,379,538 shares of the issuer's common stock, par value $.01 per share, outstanding.

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
Board - The Company’s Board of Directors.
CCAR - Comprehensive Capital Analysis and Review.
CET1 - Common Equity Tier 1.
CFPB - Consumer Financial Protection Bureau.
CME Term SOFR - Chicago Mercantile Exchange published term Secured Overnight Financing Rate.
Company - Regions Financial Corporation and its subsidiaries.
CPI - Consumer price index.
CPR - Constant (or Conditional) prepayment rate.
DPD - Days past due.
DUS - Fannie Mae Delegated Underwriting & Servicing.
EVE - Economic Value of Equity.
Exchange Act - Securities Exchange Act of 1934.
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

PART I
Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary
This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf to analysts, investors, the media and others, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The terms “Regions,” the “Company,” “we,” “us” and “our” as used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. The words “future,” “anticipates,” “assumes,” “intends,” “plans,” “seeks,” “believes,” “predicts,” “potential,” “objectives,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “would,” “will,” “may,” “might,” “could,” “should,” “can,” and similar terms, expressions, and graphics often signify forward-looking statements. Forward-looking statements are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future, they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. We assume no obligation and do not intend to update or revise any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law. These risks, uncertainties, and other factors include, but are not limited to, those described below:
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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2025, and in Regions’ subsequent filings with the SEC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2026	December 31, 2025
	(In millions, except per share data)
Assets
Cash and due from banks	$3,445	$3,112
Interest-bearing deposits in other banks	7,698	7,795
Debt securities held to maturity (estimated fair value of $5,374 and $5,584, respectively)	5,434	5,606
Debt securities available for sale (amortized cost of $28,145 and $28,134, respectively)	27,419	27,560
Loans held for sale (includes $336 and $290 measured at fair value, respectively)	464	511
Loans, net of unearned income	97,926	95,637
Allowance for loan losses	(1,527)	(1,556)
Net loans	96,399	94,081
Other earning assets	1,635	1,703
Premises, equipment and software, net	1,666	1,659
Interest receivable	569	571
Goodwill	5,733	5,733
Residential mortgage servicing rights at fair value	954	970
Other identifiable intangible assets, net	133	140
Other assets	9,192	9,373
Total assets	$160,741	$158,814
Liabilities and Equity
Deposits:
Non-interest-bearing	$40,062	$39,530
Interest-bearing	91,818	91,598
Total deposits	131,880	131,128
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,200	—
Other short-term borrowings	2,000	750
Short-term borrowings	3,200	750
Long-term borrowings	3,137	4,134
Total borrowed funds	6,337	4,884
Other liabilities	3,680	3,699
Total liabilities	141,897	139,711
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,400,000 shares	1,369	1,369
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—893,875,283 and 908,045,826 shares, respectively	9	9
Additional paid-in capital	9,973	10,366
Retained earnings	10,517	10,205
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(1,718)	(1,535)
Total shareholders’ equity	18,779	19,043
Noncontrolling interest	65	60
Total equity	18,844	19,103
Total liabilities and equity	$160,741	$158,814

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31
	2026	2025
	(In millions, except per share data)
Interest income on:
Loans, including fees	$1,313	$1,342
Debt securities	298	266
Loans held for sale	8	8
Other earning assets	83	109
Total interest income	1,702	1,725
Interest expense on:
Deposits	385	442
Short-term borrowings	17	4
Long-term borrowings	52	85
Total interest expense	454	531
Net interest income	1,248	1,194
Provision for credit losses	91	124
Net interest income after provision for credit losses	1,157	1,070
Non-interest income:
Service charges on deposit accounts	163	161
Card and ATM fees	117	117
Investment management and trust fee income	92	86
Capital markets income	84	80
Mortgage income	32	40
Securities gains (losses), net	(3)	(25)
Other	140	131
Total non-interest income	625	590
Non-interest expense:
Salaries and employee benefits	659	625
Equipment and software expense	108	99
Net occupancy expense	72	70
Other	229	245
Total non-interest expense	1,068	1,039
Income before income taxes	714	621
Income tax expense	155	131
Net income	$559	$490
Net income available to common shareholders	$539	$465
Weighted-average number of shares outstanding:
Basic	863	906
Diluted	868	910
Earnings per common share:
Basic	$0.63	$0.51
Diluted	0.62	0.51

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
	2026	2025
	(In millions)
Net income	$559	$490
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred from available for sale during the period (net of zero and ($38) tax effect, respectively)	—	(115)
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($6) and ($7) tax effect, respectively)	(18)	(15)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	18	(100)
Unrealized gains (losses) on securities available for sale:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and $38 tax effect, respectively	—	115
Unrealized holding gains (losses) arising during the period (net of ($39) and $113 tax effect, respectively)	(116)	345
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($1) and ($6) tax effect, respectively)	(2)	(19)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(114)	479
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivative instruments arising during the period (net of ($40) and $69 tax effect, respectively)	(118)	203
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($9) and ($17) tax effect, respectively)	(27)	(50)
Net change in unrealized gains (losses) on derivative instruments, net of tax	(91)	253
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($1) and ($2) tax effect, respectively)	(4)	(4)
Net change from defined benefit pension plans and other post employment benefits, net of tax	4	4
Other comprehensive income (loss), net of tax	(183)	636
Comprehensive income	$376	$1,126

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2025	2	$1,715	909	$9	$11,394	$9,060	$(1,371)	$(2,928)	$17,879	$31
Net income	—	—	—	—	—	490	—	—	490	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	636	636	—
Cash dividends declared	—	—	—	—	—	(226)	—	—	(226)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	(10)	—	(242)	—	—	—	(242)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	9	—	—	—	9	—
Other	—	—	—	—	—	—	—	9	9	6
BALANCE AT MARCH 31, 2025	2	$1,715	899	$9	$11,161	$9,299	$(1,371)	$(2,283)	$18,530	$37

BALANCE AT JANUARY 1, 2026	1	$1,369	868	$9	$10,366	$10,205	$(1,371)	$(1,535)	$19,043	$60
Net income	—	—	—	—	—	559	—	—	559	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(183)	(183)	—
Cash dividends declared	—	—	—	—	—	(227)	—	—	(227)	—
Preferred stock dividends	—	—	—	—	—	(20)	—	—	(20)	—
Impact of common stock share repurchases	—	—	(14)	—	(401)	—	—	—	(401)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	5
BALANCE AT MARCH 31, 2026	1	$1,369	854	$9	$9,973	$10,517	$(1,371)	$(1,718)	$18,779	$65
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2026	2025
	(In millions)
Operating activities:
Net income	$559	$490
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	91	124
Depreciation, amortization and accretion, net	23	22
Securities (gains) losses, net	3	25
Deferred income tax expense (benefit)	(15)	(3)
Originations and purchases of loans held for sale	(1,967)	(1,189)
Proceeds from sales of loans held for sale	2,052	1,470
(Gain) loss on sale of loans, net	(12)	(9)
Net change in operating assets and liabilities:
Other earning assets	68	204
Interest receivable and other assets	172	300
Other liabilities	(135)	(356)
Other	28	(12)
Net cash from operating activities	867	1,066
Investing activities:
Proceeds from maturities of debt securities held to maturity	193	98
Proceeds from sales of debt securities available for sale	341	599
Proceeds from maturities of debt securities available for sale	827	774
Purchases of debt securities available for sale	(1,079)	(2,075)
Net (payments for) proceeds from bank-owned life insurance	6	—
Proceeds from sales of loans	38	20
Purchases of loans	(76)	(61)
Net change in loans	(2,364)	913
Purchases of mortgage servicing rights	(4)	(5)
Net purchases of other assets	(62)	(97)
Net cash from investing activities	(2,180)	166
Financing activities:
Net change in deposits	752	3,368
Net change in short-term borrowings	2,450	(500)
Payments on long-term borrowings	(1,000)	—
Cash dividends on common stock	(230)	(227)
Cash dividends on preferred stock	(20)	(25)
Repurchases of common stock	(401)	(242)
Taxes paid related to net share settlement of equity awards	(2)	(2)
Net cash from financing activities	1,549	2,372
Net change in cash and cash equivalents	236	3,604
Cash and cash equivalents at beginning of year	10,907	10,712
Cash and cash equivalents at end of period	$11,143	$14,316
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with GAAP and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Annual Report on Form 10-K for the year ended December 31, 2025. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
During 2026, the Company adopted new accounting guidance. See Note 13 for related disclosures.
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
Regions periodically invests in various limited partnerships that sponsor affordable housing projects and economic development projects, which then provide tax credits to Regions. These investments are funded through a combination of debt and equity. These partnerships meet the definition of a VIE and are collectively referred to as tax credit investments in the table below. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional details. Additionally, Regions has loans or letters of credit commitments with certain limited partnerships. The funded portion of the loans and letters of credit are classified as commercial and industrial loans or investor real estate loans as applicable in Note 4 .
A summary of Regions’ tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss, is as follows:

	March 31, 2026	December 31, 2025
	(In millions)
Tax credit investments included in other assets	$1,677	$1,608
Unfunded tax credit commitments included in other liabilities	635	567
Loans and letters of credit commitments	756	643
Funded portion of loans and letters of credit commitments	427	328

	Three Months Ended March 31
	2026	2025
	(In millions)
Tax credits and other tax benefits recognized (1)	$62	$54
Tax credit amortization expense included in income tax expense (1)	51	47
____
(1) Included within income tax expense on the consolidated statements of income and within operating activities on the consolidated statements of cash flows.

NOTE 3. DEBT SECURITIES
The amortized cost basis, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	March 31, 2026
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$5,972	$—	$(843)	$5,129	$13	$(68)	$5,074
Commercial agency	305	—	—	305	—	(5)	300
	$6,277	$—	$(843)	$5,434	$13	$(73)	$5,374

Debt securities available for sale:
U.S. Treasury securities	$2,386	$8	$(49)	$2,345			$2,345
Federal agency securities	541	4	(8)	537			537
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	18,172	164	(702)	17,634			17,634
Commercial agency	6,474	17	(151)	6,340			6,340
Commercial non-agency	90	—	(8)	82			82
Corporate and other debt securities	481	3	(4)	480			480
	$28,145	$196	$(922)	$27,419			$27,419

	December 31, 2025
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$6,103	$—	$(866)	$5,237	$37	$(53)	$5,221
Commercial agency	370	—	(1)	369	—	(6)	363
	$6,473	$—	$(867)	$5,606	$37	$(59)	$5,584

Debt securities available for sale:
U.S. Treasury securities	$2,313	$10	$(47)	$2,276			$2,276
Federal agency securities	544	6	(7)	543			543
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	18,820	244	(677)	18,387			18,387
Commercial agency	5,925	34	(130)	5,829			5,829
Commercial non-agency	91	—	(9)	82			82
Corporate and other debt securities	439	5	(3)	441			441
	$28,134	$299	$(873)	$27,560			$27,560
_________
(1)Debt securities held to maturity gross unrealized losses recognized in OCI resulted from transfers of securities available for sale.
The Company utilizes interest rate swap agreements to manage interest rate exposure on certain of the Company's fixed-rate prepayable and non-prepayable debt securities available for sale. See Note 9 for additional information.
Debt securities with carrying values of $21.6 billion at March 31, 2026 and $20.9 billion at December 31, 2025, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements.

The amortized cost basis and estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost Basis	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$5,972	$5,074
Commercial agency	305	300
	$6,277	$5,374
Debt securities available for sale:
Due in one year or less	$324	$321
Due after one year through five years	1,844	1,817
Due after five years through ten years	1,171	1,157
Due after ten years	70	68
Mortgage-backed securities:
Residential agency	18,172	17,634
Commercial agency	6,474	6,340
Commercial non-agency	90	82
	$28,145	$27,419
The following tables present gross unrealized losses and the related estimated fair value of debt securities available for sale at March 31, 2026 and December 31, 2025. All debt securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	March 31, 2026
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S Treasury securities	$701	$(5)	$1,064	$(44)	$1,765	$(49)
Federal agency securities	251	(1)	54	(7)	305	(8)
Mortgage-backed securities:
Residential agency	1,773	(18)	7,335	(684)	9,108	(702)
Commercial agency	2,626	(19)	2,267	(132)	4,893	(151)
Commercial non-agency	—	—	82	(8)	82	(8)
Corporate and other debt securities	139	(2)	117	(2)	256	(4)
	$5,490	$(45)	$10,919	$(877)	$16,409	$(922)

	December 31, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S. Treasury securities	$203	$(1)	$1,197	$(46)	$1,400	$(47)
Federal agency securities	—	—	57	(7)	57	(7)
Mortgage-backed securities:
Residential agency	—	—	8,498	(677)	8,498	(677)
Commercial agency	754	(3)	2,430	(127)	3,184	(130)
Commercial non-agency	—	—	82	(9)	82	(9)
Corporate and other debt securities	—	—	169	(3)	169	(3)
	$957	$(4)	$12,433	$(869)	$13,390	$(873)
The number of individual debt security positions in an unrealized loss position in the tables above increased to 1,132 at March 31, 2026 from 1,058 at December 31, 2025. The increase in the total amount of unrealized losses was impacted by changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. At March 31, 2026, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost bases, which may be at maturity.
The following table presents gross realized gains and gross realized losses on sales of debt securities available for sale:

	Three Months Ended March 31
	2026	2025
	(In millions)
Gross realized gains	$2	$1
Gross realized losses	(5)	(26)
Securities gains (losses), net	$(3)	$(25)
The cost of debt securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, including credit-related impairment, impairment identified by management was immaterial for three months ended March 31, 2026 and 2025.
NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	March 31, 2026	December 31, 2025
	(In millions)
Commercial and industrial	$50,824	$48,790
Commercial real estate mortgage—owner-occupied	5,004	4,845
Commercial real estate construction—owner-occupied	261	263
Total commercial	56,089	53,898
Commercial investor real estate mortgage	7,706	7,172
Commercial investor real estate construction	1,938	1,934
Total investor real estate	9,644	9,106
Residential first mortgage	19,621	19,765
Home equity lines	3,210	3,232
Home equity loans	2,287	2,324
Consumer credit card	1,472	1,519
Other consumer	5,603	5,793
Total consumer	32,193	32,633
Total loans, net of unearned income	$97,926	$95,637

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for a description of the methodology.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2026	$755	$120	$681	$1,556
Provision for (benefit from) loan losses	105	(12)	8	101
Loan losses:
Charge-offs	(88)	—	(63)	(151)
Recoveries	9	—	12	21
Net loan losses	(79)	—	(51)	(130)
Allowance for loan losses, March 31, 2026	781	108	638	1,527
Reserve for unfunded credit commitments, January 1, 2026	95	15	20	130
Provision for (benefit from) unfunded credit commitments	(8)	(1)	(1)	(10)
Reserve for unfunded credit commitments, March 31, 2026	87	14	19	120
Allowance for credit losses, March 31, 2026	$868	$122	$657	$1,647

	Three Months Ended March 31, 2025
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2025	$743	$240	$630	$1,613
Provision for loan losses	49	18	56	123
Loan losses:
Charge-offs	(59)	(22)	(64)	(145)
Recoveries	12	—	10	22
Net loan losses	(47)	(22)	(54)	(123)
Allowance for loan losses, March 31, 2025	745	236	632	1,613
Reserve for unfunded credit commitments January 1, 2025	91	7	18	116
Provision for unfunded credit commitments	—	1	—	1
Reserve for unfunded credit commitments, March 31, 2025	91	8	18	117
Allowance for credit losses, March 31, 2025	$836	$244	$650	$1,730
PORTFOLIO SEGMENT RISK FACTORS
Regions' portfolio segments are commercial, investor real estate, and consumer. Classes within each segment present unique credit risks. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding Regions' portfolio segments and related classes, as well as the risks specific to each.
CREDIT QUALITY INDICATORS
The commercial and investor real estate portfolio segments' primary credit quality indicator is internal risk ratings which are detailed by categories related to underlying credit quality and probability of default. Regions assigns these risk ratings at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding commercial risk ratings.
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

The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale and gross charge-offs, by vintage year as of March 31, 2026 and December 31, 2025. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals that are categorized as new credit decisions reflect the renewal date as the vintage date. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2025 for more information regarding Regions' credit quality indicators.

	March 31, 2026
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2026	2025	2024	2023	2022	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$2,994	$9,471	$5,245	$2,337	$3,011	$5,017	$20,536	$—	$349	$48,960
Special Mention	6	31	39	85	130	35	239	—	—	565
Substandard Accrual	7	176	22	179	96	27	321	—	—	828
Non-accrual	34	95	49	74	31	41	147	—	—	471
Total commercial and industrial	$3,041	$9,773	$5,355	$2,675	$3,268	$5,120	$21,243	$—	$349	$50,824

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$224	$746	$736	$547	$705	$1,534	$163	$—	$(5)	$4,650
Special Mention	5	26	5	6	31	84	1	—	—	158
Substandard Accrual	11	52	13	7	18	39	3	—	—	143
Non-accrual	7	1	6	6	8	25	—	—	—	53
Total commercial real estate mortgage—owner-occupied:	$247	$825	$760	$566	$762	$1,682	$167	$—	$(5)	$5,004

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$11	$79	$25	$15	$29	$58	$13	$—	$—	$230
Special Mention	—	1	7	3	4	7	—	—	—	22
Substandard Accrual	—	5	—	2	—	—	—	—	—	7
Non-accrual	—	—	1	—	—	1	—	—	—	2
Total commercial real estate construction—owner-occupied:	$11	$85	$33	$20	$33	$66	$13	$—	$—	$261

Total commercial	$3,299	$10,683	$6,148	$3,261	$4,063	$6,868	$21,423	$—	$344	$56,089

Commercial investor real estate mortgage:
Risk rating:
Pass	$1,072	$2,453	$949	$699	$752	$340	$553	$—	$(7)	$6,811
Special Mention	36	112	32	39	98	1	3	—	—	321
Substandard Accrual	29	153	1	42	116	60	70	—	—	471
Non-accrual	—	8	26	—	24	—	45	—	—	103
Total commercial investor real estate mortgage	$1,137	$2,726	$1,008	$780	$990	$401	$671	$—	$(7)	$7,706

Commercial investor real estate construction:
Risk rating:
Pass	$105	$336	$335	$187	$54	$1	$693	$—	$(13)	$1,698
Special Mention	2	43	—	29	71	—	38	—	—	183
Substandard Accrual	—	—	—	—	45	—	12	—	—	57
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$107	$379	$335	$216	$170	$1	$743	$—	$(13)	$1,938

Total investor real estate	$1,244	$3,105	$1,343	$996	$1,160	$402	$1,414	$—	$(20)	$9,644

	March 31, 2026
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2026	2025	2024	2023	2022	Prior
	(In millions)
Residential first mortgage:
FICO scores:
Above 720	$313	$1,294	$1,072	$1,639	$2,438	$9,379	$—	$—	$—	$16,135
681-720	25	103	82	135	195	690	—	—	—	1,230
620-680	7	48	46	79	122	493	—	—	—	795
Below 620	—	24	54	103	166	711	—	—	—	1,058
Data not available	18	47	26	14	12	118	3	—	165	403
Total residential first mortgage	$363	$1,516	$1,280	$1,970	$2,933	$11,391	$3	$—	$165	$19,621

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,418	$57	—	$2,475
681-720	—	—	—	—	—	—	341	14	—	355
620-680	—	—	—	—	—	—	202	13	—	215
Below 620	—	—	—	—	—	—	120	10	—	130
Data not available	—	—	—	—	—	—	—	—	35	35
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,081	$94	$35	$3,210

Home equity loans:
FICO scores:
Above 720	$63	$313	$236	$191	$244	$711	$—	$—	$—	$1,758
681-720	14	49	43	29	34	84	—	—	—	253
620-680	5	21	21	19	21	67	—	—	—	154
Below 620	—	5	13	14	17	57	—	—	—	106
Data not available	—	—	—	—	—	—	—	—	16	16
Total home equity loans	$82	$388	$313	$253	$316	$919	$—	$—	$16	$2,287

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$822	$—	$—	$822
681-720	—	—	—	—	—	—	283	—	—	283
620-680	—	—	—	—	—	—	247	—	—	247
Below 620	—	—	—	—	—	—	137	—	—	137
Data not available	—	—	—	—	—	—	5	—	(22)	(17)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,494	$—	$(22)	$1,472

Other consumer(2):
FICO scores:
Above 720	$143	$659	$557	$756	$1,096	$648	$107	$—	$—	$3,966
681-720	20	119	93	122	195	114	60	—	—	723
620-680	10	66	56	74	144	84	48	—	—	482
Below 620	1	23	29	44	100	57	32	—	—	286
Data not available	56	3	2	4	9	138	—	—	(66)	146
Total other consumer	$230	$870	$737	$1,000	$1,544	$1,041	$247	$—	$(66)	$5,603

Total consumer loans	$675	$2,774	$2,330	$3,223	$4,793	$13,351	$4,825	$94	$128	$32,193

Total Loans	$5,218	$16,562	$9,821	$7,480	$10,016	$20,621	$27,662	$94	$452	$97,926

	December 31, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$9,993	$5,700	$2,683	$3,593	$1,866	$3,540	$19,167	$—	$254	$46,796
Special Mention	70	29	107	133	40	9	190	—	—	578
Substandard Accrual	159	30	184	137	5	13	414	—	—	942
Non-accrual	49	88	118	36	17	27	139	—	—	474
Total commercial and industrial	$10,271	$5,847	$3,092	$3,899	$1,928	$3,589	$19,910	$—	$254	$48,790

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$756	$706	$589	$735	$662	$1,000	$112	$—	$(5)	$4,555
Special Mention	4	18	7	28	29	18	1	—	—	105
Substandard Accrual	39	13	14	15	30	27	2	—	—	140
Non-accrual	1	4	2	10	12	16	—	—	—	45
Total commercial real estate mortgage—owner-occupied:	$800	$741	$612	$788	$733	$1,061	$115	$—	$(5)	$4,845

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$75	$24	$29	$29	$23	$45	$14	$—	$—	$239
Special Mention	—	7	—	7	—	2	—	—	—	16
Substandard Accrual	6	—	—	—	—	—	—	—	—	6
Non-accrual	—	1	—	—	—	1	—	—	—	2
Total commercial real estate construction—owner-occupied:	$81	$32	$29	$36	$23	$48	$14	$—	$—	$263

Total commercial	$11,152	$6,620	$3,733	$4,723	$2,684	$4,698	$20,039	$—	$249	$53,898

Commercial investor real estate mortgage:
Risk rating:
Pass	$2,802	$806	$637	$960	$309	$180	$531	$—	$(6)	$6,219
Special Mention	144	—	59	135	1	1	—	—	—	340
Substandard Accrual	251	—	22	109	93	—	17	—	—	492
Non-accrual	—	49	—	27	—	4	41	—	—	121
Total commercial investor real estate mortgage	$3,197	$855	$718	$1,231	$403	$185	$589	$—	$(6)	$7,172

Commercial investor real estate construction:
Risk rating:
Pass	$321	$446	$276	$162	$—	$1	$660	$—	$(13)	$1,853
Special Mention	2	4	—	—	—	—	18	—	—	24
Substandard Accrual	—	—	—	42	—	—	15	—	—	57
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$323	$450	$276	$204	$—	$1	$693	$—	$(13)	$1,934

Total investor real estate	$3,520	$1,305	$994	$1,435	$403	$186	$1,282	$—	$(19)	$9,106

Residential first mortgage:
FICO scores:
Above 720	$1,270	$1,161	$1,734	$2,507	$3,690	$5,934	$—	$—	$—	$16,296
681-720	94	85	147	203	243	469	—	—	—	1,241
620-680	44	47	74	122	149	359	—	—	—	795
Below 620	13	46	104	164	163	545	—	—	—	1,035
Data not available	49	26	15	13	33	92	2	—	168	398
Total residential first mortgage	$1,470	$1,365	$2,074	$3,009	$4,278	$7,399	$2	$—	$168	$19,765

	December 31, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior
Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,443	$61	—	$2,504
681-720	—	—	—	—	—	—	346	14	—	360
620-680	—	—	—	—	—	—	198	12	—	210
Below 620	—	—	—	—	—	—	117	9	—	126
Data not available	—	—	—	—	—	—	—	—	32	32
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,104	$96	$32	$3,232

Home equity loans:
FICO scores:
Above 720	$326	$254	$204	$255	$272	$488	$—	$—	$—	$1,799
681-720	53	46	32	39	31	57	—	—	—	258
620-680	19	22	18	21	21	50	—	—	—	151
Below 620	3	9	14	16	16	43	—	—	—	101
Data not available	—	—	—	—	—	—	—	—	15	15
Total home equity loans	$401	$331	$268	$331	$340	$638	$—	$—	$15	$2,324

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$874	$—	$—	$874
681-720	—	—	—	—	—	—	286	—	—	286
620-680	—	—	—	—	—	—	246	—	—	246
Below 620	—	—	—	—	—	—	125	—	—	125
Data not available	—	—	—	—	—	—	6	—	(18)	(12)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,537	$—	$(18)	$1,519

Other consumer(2):
FICO scores:
Above 720	$717	$611	$802	$1,133	$340	$346	$113	$—	$—	$4,062
681-720	123	103	133	210	66	57	62	—	—	754
620-680	65	61	79	152	50	40	49	—	—	496
Below 620	16	27	46	104	33	26	31	—	—	283
Data not available	112	2	4	11	6	138	—	—	(75)	198
Total other consumer	$1,033	$804	$1,064	$1,610	$495	$607	$255	$—	$(75)	$5,793

Total consumer loans	$2,904	$2,500	$3,406	$4,950	$5,113	$8,644	$4,898	$96	$122	$32,633

Total Loans	$17,576	$10,425	$8,133	$11,108	$8,200	$13,528	$26,219	$96	$352	$95,637
________
(1)Other consists of amounts that are not accounted for at the loan level.
(2)Other consumer class includes overdrafts which are included in the current vintage year.

The following tables present gross charge-offs by vintage year for the three months ended March 31, 2026 and 2025.

	March 31, 2026
	Term Loans						Revolving Loans	Total
	2026	2025	2024	2023	2022	Prior
	(In millions)
Commercial and industrial	$5	$10	$15	$35	$5	$1	$17	$88
Total commercial	5	10	15	35	5	1	17	88
Home equity lines	—	—	—	—	—	—	1	1
Consumer credit card	—	—	—	—	—	—	18	18
Other consumer(1)	4	10	4	5	11	7	3	44
Total consumer	4	10	4	5	11	7	22	63
Total gross charge-offs	$9	$20	$19	$40	$16	$8	$39	$151

	March 31, 2025
	Term Loans						Revolving Loans	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Commercial and industrial	$—	$3	$7	$13	$3	$1	$30	$57
Commercial real estate mortgage—owner-occupied	—	—	—	—	1	1	—	2
Total commercial	—	3	7	13	4	2	30	59
Commercial investor real estate mortgage	—	8	12	—	—	2	—	22
Total investor real estate	—	8	12	—	—	2	—	22
Consumer credit card	—	—	—	—	—	—	17	17
Other consumer(1)	3	11	7	13	5	5	3	47
Total consumer	3	11	7	13	5	5	20	64
Total gross charge-offs	$3	$22	$26	$26	$9	$9	$50	$145
______
(1)Other consumer class includes overdraft gross charge-offs. The majority of overdraft gross charge-offs for the three months ended March 31, 2026 and 2025 are included in the current vintage year.
AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of March 31, 2026 and December 31, 2025. Loans on non-accrual status with no related allowance totaled $100 million at March 31, 2026 and were comprised of commercial and investor real estate loans, and totaled $109 million at December 31, 2025 and were comprised of commercial loans. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	March 31, 2026
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$32	$18	$5	$55	$50,353	$471	$50,824
Commercial real estate mortgage—owner-occupied	4	—	1	5	4,951	53	5,004
Commercial real estate construction—owner-occupied	—	—	—	—	259	2	261
Total commercial	36	18	6	60	55,563	526	56,089
Commercial investor real estate mortgage	—	1	—	1	7,603	103	7,706
Commercial investor real estate construction	—	—	—	—	1,938	—	1,938
Total investor real estate	—	1	—	1	9,541	103	9,644
Residential first mortgage	121	68	194	383	19,591	30	19,621
Home equity lines	14	8	14	36	3,185	25	3,210
Home equity loans	9	4	8	21	2,279	8	2,287
Consumer credit card	12	9	22	43	1,472	—	1,472
Other consumer	47	19	20	86	5,603	—	5,603
Total consumer	203	108	258	569	32,130	63	32,193
	$239	$127	$264	$630	$97,234	$692	$97,926

	December 31, 2025
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$39	$16	$6	$61	$48,316	$474	$48,790
Commercial real estate mortgage—owner-occupied	4	2	—	6	4,800	45	4,845
Commercial real estate construction—owner-occupied	—	—	—	—	261	2	263
Total commercial	43	18	6	67	53,377	521	53,898
Commercial investor real estate mortgage	—	—	—	—	7,051	121	7,172
Commercial investor real estate construction	—	—	—	—	1,934	—	1,934
Total investor real estate	—	—	—	—	8,985	121	9,106
Residential first mortgage	128	82	184	394	19,740	25	19,765
Home equity lines	19	6	15	40	3,208	24	3,232
Home equity loans	11	4	8	23	2,317	7	2,324
Consumer credit card	12	10	22	44	1,519	—	1,519
Other consumer	51	24	24	99	5,793	—	5,793
Total consumer	221	126	253	600	32,577	56	32,633
	$264	$144	$259	$667	$94,939	$698	$95,637
At March 31, 2026 and December 31, 2025, the Company had collateral-dependent commercial loans of $313 million and $337 million, respectively. At March 31, 2026 and December 31, 2025, the Company had collateral-dependent investor real estate loans of $98 million and $121 million, respectively. The collateral for commercial and investor real estate loans generally consists of all business assets including real estate, receivables and equipment. At March 31, 2026 and December 31, 2025, the Company had collateral-dependent residential mortgage and home equity loans and lines totaling $143 million and $127 million, respectively. The collateral for these loans are secured by residential real estate. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional details for the criteria of collateral-dependent loans.
MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
Modifications to troubled borrowers are loans where the borrower is experiencing financial difficulty at the time of modification and are undertaken in order to improve the likelihood of repayment. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
For each portfolio segment and class, the following tables present the end of period balances of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification in the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
	Term Extension		Term Extension and Interest Rate Modification		Term Extension and Payment Deferral		Other		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$7	0.01%	$—	—%	$19	0.04%	$—	—%	$26	0.05%
Commercial real estate mortgage—owner-occupied	21	0.42%	—	—%	—	—%	3	0.07%	24	0.49%
Total commercial	28	0.05%	—	—%	19	0.03%	3	0.01%	50	0.09%
Residential first mortgage	27	0.13%	6	0.03%	—	—%	—	—%	33	0.17%
Home equity lines	—	—%	1	0.04%	—	—%	—	—%	1	0.04%
Home equity loans	1	0.04%	2	0.07%	—	—%	—	—%	3	0.11%
Total consumer	28	0.09%	9	0.03%	—	—%	—	—%	37	0.12%
Total	$56	0.06%	$9	0.01%	$19	0.02%	$3	—%	$87	0.09%

	Three Months Ended March 31, 2025
	Term Extension		Interest Rate Reduction		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$57	0.12%	$3	0.01%	$—	—%	$—	—%	$60	0.12%
Commercial real estate mortgage—owner-occupied	2	0.03%	—	—%	—	—%	—	—%	2	0.03%
Total commercial	59	0.11%	3	0.01%	—	—%	—	—%	62	0.12%
Commercial investor real estate mortgage	24	0.37%	—	—%	—	—%	—	—%	24	0.37%
Total investor real estate	24	0.27%	—	—%	—	—%	—	—%	24	0.27%
Residential first mortgage	58	0.29%	—	—%	1	—%	6	0.03%	65	0.32%
Home equity lines	—	0.02%	—	—%	—	—%	2	0.06%	2	0.08%
Home equity loans	1	0.03%	—	—%	—	—%	1	0.07%	2	0.10%
Total consumer	59	0.18%	—	—%	1	—%	9	0.03%	69	0.21%
Total	$142	0.15%	$3	—%	$1	—%	$9	0.01%	$155	0.16%

______
(1) Amounts calculated based upon whole dollar values.
The end of period balance of unfunded commitments related to modifications to troubled borrowers was immaterial at March 31, 2026 and totaled $124 million at December 31, 2025.
The following tables present the financial impact of modifications to troubled borrowers during the three months ended March 31, 2026 and 2025 by class of financing receivable and the type of modification. The tables include new modifications to troubled borrowers, as well as renewals of existing modifications to troubled borrowers.

	Three Months Ended March 31, 2026 (1)
	Term Extension	Term Extension and Interest Rate Modification		Term Extension and Payment Deferral
	Weighted-Average Term Extension	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate	Weighted-Average Term Extension	Weighted-Average Payment Deferral
	(In years, except for percentage data)
Commercial and industrial	0.42	—	—	2	4
Commercial real estate mortgage—owner-occupied	0.75	—	—	—	—
Residential first mortgage	7	4	1%	—	—
Home equity lines	—	23	2%	—	—
Home equity loans	8	18	3%	—	—
____
(1) During the three months ended March 31, 2026, the Company had an other modification in commercial real estate mortgage which had an immaterial financial effect.

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

The following tables include the end of period balances of aging and non-accrual performance for modifications to troubled borrowers modified in the previous twelve-month period by portfolio segment and class as of March 31, 2026 and 2025.

	March 31, 2026
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$39	$—	$—	$93	$132
Commercial real estate mortgage—owner-occupied	22	—	—	3	25
Total commercial	61	—	—	96	157
Commercial investor real estate mortgage	28	—	—	26	54
Total investor real estate	28	—	—	26	54
Residential first mortgage	126	30	25	7	188
Home equity lines	4	—	—	1	5
Home equity loans	8	—	—	2	10
Total consumer	138	30	25	10	203
	$227	$30	$25	$132	$414

	March 31, 2025
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$72	$3	$—	$18	$93
Commercial real estate mortgage—owner-occupied	2	—	—	1	3
Total commercial	74	3	—	19	96
Commercial investor real estate mortgage	64	—	—	54	118
Total investor real estate	64	—	—	54	118
Residential first mortgage	138	25	15	7	185
Home equity lines	10	—	—	1	11
Home equity loans	8	1	—	2	11
Total consumer	156	26	15	10	207
	$294	$29	$15	$83	$421
For modifications to troubled borrowers, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified as non-accrual status during the reporting period. Subsequent defaults of the loans restructured as a modification to a troubled borrower during the three months ended March 31, 2026 and March 31, 2025 that were restructured as modifications to troubled borrowers during the previous twelve months had period-end balances of $38 million and $24 million, respectively.
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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended March 31
	2026	2025
	(In millions)
Carrying value, beginning of period	$970	$1,007
Additions	9	6
Purchases (1)	4	4
Increase (decrease) in fair value (2):
Due to change in valuation inputs or assumptions	1	(10)
Economic amortization associated with borrower repayments (3)	(30)	(28)
Carrying value, end of period	$954	$979
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	March 31
	2026	2025
	(Dollars in millions)
Unpaid principal balance	$63,746	$67,771
Weighted-average CPR (%)	7.5%	7.7%
Estimated impact on fair value of a 10% increase	$(37)	$(36)
Estimated impact on fair value of a 20% increase	$(70)	$(70)
Option-adjusted spread (basis points)	496	533
Estimated impact on fair value of a 10% increase	$(21)	$(23)
Estimated impact on fair value of a 20% increase	$(43)	$(47)
Weighted-average coupon interest rate	3.9%	3.8%
Weighted-average remaining maturity (months)	287	294
Weighted-average servicing fee (basis points)	27.7	27.3
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $46 million and $47 million for the three months ended March 31, 2026 and 2025, respectively.
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
Commercial mortgage banking through non-DUS agency programs
The fair value of commercial MSRs through non-DUS agency programs is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in this servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of these commercial MSRs. Commercial mortgages commonly have protection against prepayments in the forms of lockout periods and prepayment penalty features, which reduce the likelihood of prepayment. The Company compares fair value estimates and assumptions to observable market data where available, and also considers recent market activity and actual portfolio experience. Regions assumes a loss share guarantee associated with loans sold to Fannie Mae. See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional information. Also see Note 12 for additional information related to the guarantee.

The table below presents an analysis of commercial MSRs through non-DUS agency programs under the fair value measurement method:

	Three Months Ended March 31
	2026	2025
	(In millions)
Carrying value, beginning of period	$93	$97
Additions	5	2
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	—	(1)
Economic amortization associated with borrower repayments (2)	(5)	(4)
Carrying value, end of period	$93	$94
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to commercial MSRs through non-DUS agency programs (excluding related derivative instruments) are as follows:

	March 31
	2026	2025
	(Dollars in millions)
Unpaid principal balance	$8,338	$7,544
Weighted-average CPR (%)	7.6%	7.1%
Estimated impact on fair value of a 10% increase	$(2)	$(1)
Estimated impact on fair value of a 20% increase	$(3)	$(3)
Weighted-average discount rate (%)	8.2%	8.2%
Estimated impact on fair value of a 10% increase	$(3)	$(3)
Estimated impact on fair value of a 20% increase	$(5)	$(5)
Weighted-average coupon interest rate	4.9%	4.7%
Weighted-average remaining maturity (months)	142	146
Weighted-average servicing fee (basis points)	24.3	25.7
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of commercial mortgage loans through non-DUS agency programs totaled $7 million and $6 million for the three months ended March 31, 2026, and 2025, respectively.
Commercial mortgage banking through the DUS lending program
Regions is an approved DUS lender. The DUS program provides liquidity to the multi-family housing market. In connection with the DUS program, Regions services commercial mortgage loans, retains commercial MSRs and intangible assets associated with the DUS license, and assumes a loss share guarantee associated with the loans. See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional information. Also see Note 12 for additional information related to the guarantee.
The table below presents an analysis of commercial DUS MSRs under the amortization measurement method:

	Three Months Ended March 31
	2026	2025
	(In millions)
Carrying value, beginning of period	$89	$90
Additions	2	5
Economic amortization associated with borrower repayments (1)	(5)	(4)
Carrying value, end of period	$86	$91
________
(1)Economic amortization associated with borrower repayments includes both total loan payoffs as well as partial paydowns.

Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS MSRs was approximately $111 million at March 31, 2026 and $113 million at December 31, 2025.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $7 million for both the three months ended March 31, 2026 and 2025
NOTE 6. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										2026	2025
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series C	4/30/2019	5/15/2029	5.700%	(2)	$500	1,000	25	1/40th	500,000	$490	$490
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
Series F	7/29/2024	9/15/2029	6.950%	(3)	500	1,000	25	1/40th	500,000	489	489
					$1,400				1,400,000	$1,369	$1,369
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
The Board declared a total of $20 million and $25 million in cash dividends on preferred stock in the three months ended March 31, 2026 and 2025, respectively.
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
COMMON STOCK
As a Category IV bank, Regions was not required to participate in the 2025 stress test. Nonetheless, like other Category IV banking organizations, the Company did receive results from the Federal Reserve during the second quarter of 2025. From the fourth quarter of 2025 through the third quarter of 2026, the Company's SCB will remain floored at 2.5 percent In February 2026, the Federal Reserve voted to maintain SCB requirements at current levels through the third quarter of 2027 to allow time for public feedback on proposed changes to supervisory stress testing models. As such, Regions' SCB will remain floored at 2.5 percent through the third quarter of 2027.
On December 10, 2025, the Board authorized the repurchase of up to $3.0 billion of the Company's common stock for the period beginning January 1, 2026 and extending through December 31, 2027. As of March 31, 2026, Regions had repurchased approximately 14 million shares of common stock at a total cost of $401 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Regions declared $0.265 per common share in cash dividends for the first quarter of 2026 and $0.25 per common share for the first quarter of 2025.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(2,057)	$522	$(1,535)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(867)	$219	$(648)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	24	(6)	18
Ending balance	$(843)	$213	$(630)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(574)	$146	$(428)
Unrealized gains (losses) arising during the period	(155)	39	(116)
Reclassification adjustments for securities (gains) losses realized in net income (3)	3	(1)	2
Change in AOCI from securities available for sale activity in the period	(152)	38	(114)
Ending balance	$(726)	$184	$(542)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(91)	$23	$(68)
Unrealized gains (losses) on derivative instruments arising during the period	(158)	40	(118)
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	36	(9)	27
Change in AOCI from derivative activity in the period	(122)	31	(91)
Ending balance	$(213)	$54	$(159)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(525)	$134	$(391)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	5	(1)	4
Ending balance	$(520)	$133	$(387)

Total other comprehensive income (loss)	(245)	62	(183)
Total accumulated other comprehensive income (loss), end of period	$(2,302)	$584	$(1,718)

	Three Months Ended March 31, 2025
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,912)	$984	$(2,928)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(744)	$188	$(556)
Unrealized gains (losses) on securities transferred from available for sale during the period	(153)	38	(115)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	22	(7)	15
Change in AOCI from securities held to maturity activity in the period	(131)	31	(100)
Ending balance	$(875)	$219	$(656)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(1,958)	$490	$(1,468)
Unrealized (gains) losses on securities transferred to held to maturity during the period	153	(38)	115
Unrealized gains (losses) arising during the period	458	(113)	345
Reclassification adjustments for securities (gains) losses realized in net income (3)	25	(6)	19
Change in AOCI from securities available for sale activity in the period	636	(157)	479
Ending balance	$(1,322)	$333	$(989)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(662)	$168	$(494)
Unrealized gains (losses) on derivative instruments arising during the period	272	(69)	203
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	67	(17)	50
Change in AOCI from derivative activity in the period	339	(86)	253
Ending balance	$(323)	$82	$(241)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(548)	$138	$(410)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	6	(2)	4
Ending balance	$(542)	$136	$(406)

Total other comprehensive income	850	(214)	636
Other	9	—	9
Total accumulated other comprehensive income (loss), end of period	$(3,053)	$770	$(2,283)
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

NOTE 7. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31
	2026	2025
	(In millions, except per share data)
Numerator:
Net income	$559	$490
Preferred stock dividends and other	(20)	(25)
Net income available to common shareholders	$539	$465
Denominator:
Weighted-average common shares outstanding—basic	$863	$906
Potential common shares	5	4
Weighted-average common shares outstanding—diluted	$868	$910
Earnings per common share:
Basic	$0.63	$0.51
Diluted	$0.62	$0.51

The effects from the assumed exercise of restricted stock units totaling 2 million for both the three months ended March 31, 2026 and 2025 were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension (benefit) cost included the following components:

	Three Months Ended March 31
	Qualified Plans		Non-qualified Plans		Total
	2026	2025	2026	2025	2026	2025
	(In millions)
Service cost	$5	$5	$—	$—	$5	$5
Interest cost	18	20	1	1	19	21
Expected return on plan assets	(33)	(31)	—	—	(33)	(31)
Amortization of actuarial loss	4	5	1	1	5	6
Net periodic pension (benefit) cost	$(6)	$(1)	$2	$2	$(4)	$1

The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions to qualified plans during the three months ended March 31, 2026.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the three months ended March 31, 2026 or 2025.
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments:

	March 31, 2026			December 31, 2025
	Notional Amount(1)	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$39,048	$47	$284	$39,918	$80	$196
Interest rate options	2,000	3	2	2,000	2	1
Total derivatives in cash flow hedging relationships	41,048	50	286	41,918	82	197
Derivatives in fair value hedging relationships:
Interest rate swaps	8,502	38	60	8,067	23	73
Total derivatives designated as hedging instruments	$49,550	$88	$346	$49,985	$105	$270
Derivatives not designated as hedging instruments:
Interest rate swaps	$94,028	$997	$972	$93,891	$1,023	$996
Interest rate options	11,748	17	11	10,674	14	6
Interest rate futures and forward commitments	1,682	11	3	1,537	8	1
Other contracts	16,802	457	437	15,051	185	172
Total derivatives not designated as hedging instruments	$124,260	$1,482	$1,423	$121,153	$1,230	$1,175
Total derivatives	$173,810	$1,570	$1,769	$171,138	$1,335	$1,445

Total gross derivative instruments, before netting		$1,570	$1,769		$1,335	$1,445
Less: Netting adjustments (2)		1,269	1,276		1,120	964
Total gross derivative instruments, after netting		$301	$493		$215	$481
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. Includes accrued interest as applicable. The table reflects net notional presentation and gross asset and liability presentation to capture the economic impact of the trades.

(2)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements, and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral. Cash collateral, all of which is included as a netting adjustment, totaled $32 million and $83 million for derivative assets at March 31, 2026 and December 31, 2025, respectively. Cash collateral totaled $202 million and $123 million for derivative liabilities at March 31, 2026 and December 31, 2025, respectively.
HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding accounting policies for derivatives.
CASH FLOW HEDGES
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions.
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay SOFR interest rate swaps and interest rate options. As of March 31, 2026, Regions was hedging its exposure to the variability in future cash flows into 2035.
As of March 31, 2026, cash flow hedges were held at a pre-tax net loss of $213 million, which includes pre-tax net gains of $10 million related to terminated cash flow floors and swaps. Regions expects to reclassify into earnings approximately $121 million in pre-tax losses due to the net receipt/payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $2 million in pre-tax net gains related to the amortization of terminated cash flow floors and swaps.
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
The following tables present the effect of fair value hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	Three Months Ended March 31, 2026
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$298	$(52)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$1	$(5)
Recognized on derivatives	29	2
Recognized on hedged items	(29)	(2)
Income (expense) recognized on fair value hedges	$1	$(5)

	Three Months Ended March 31, 2025
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$266	$(85)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$3	$(14)
Recognized on derivatives	(46)	25
Recognized on hedged items	46	(25)
Income (expense) recognized on fair value hedges	$3	$(14)

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	March 31, 2026		December 31, 2025
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Amortized Cost Basis of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Amortized Cost Basis of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale	$9,239	$(28)	$9,325	$—
Long-term borrowings	(2,350)	50	(2,348)	52
Included in the amortized cost basis and hedge accounting basis adjustment of fair value hedges of debt securities available for sale are hedges designated under the portfolio layer method. At March 31, 2026 and December 31, 2025, the Company designated $3.4 billion and $2.5 billion, respectively, as the hedged amount from a closed portfolio of prepayable financial assets with a carrying amount of $6.5 billion and $6.1 billion, respectively. At March 31, 2026, the hedge accounting basis adjustment on active portfolio layer hedges reduced the carrying amount by $23 million.
The Company previously terminated fair value hedges related to available for sale debt securities. The terminated hedges had a remaining basis adjustment of $29 million.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The Company holds a portfolio of derivative instruments not designated as accounting hedges, therefore these derivatives are marked-to market through earnings (in capital markets income or mortgage income as appropriate) and included in other assets and other liabilities, as appropriate. See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for more information regarding these derivative instruments.
The following table presents the location and amount of gain recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2026	2025
	(In millions)
Capital markets income:
Interest rate swaps	$10	$6
Interest rate options	7	8
Interest rate futures and forward commitments	3	3
Other contracts	7	(2)
Total capital markets income	27	15
Mortgage income:
Interest rate swaps	—	16
Interest rate options	—	1
Interest rate futures and forward commitments	3	(1)
Total mortgage income	3	16
	$30	$31

CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2026 and 2031. Swap participations, whereby Regions has sold credit protection have maturities between 2026 and 2035. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of March 31, 2026 was approximately $596 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2026 and December 31, 2025 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position totaled $104 million and $54 million at March 31, 2026 and December 31, 2025, respectively, for which Regions had posted collateral of $121 million and $51 million, respectively, in the normal course of business.

NOTE 10. FAIR VALUE MEASUREMENTS
See Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2025 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. Debt securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$2,345	$—	$—	$2,345	$2,276	$—	$—	$2,276
Federal agency securities	—	537	—	537	—	543	—	543
Obligations of states and political subdivisions	—	1	—	1	—	2	—	2
Mortgage-backed securities:
Residential agency	—	17,634	—	17,634	—	18,387	—	18,387
Commercial agency	—	6,340	—	6,340	—	5,829	—	5,829
Commercial non-agency	—	82	—	82	—	82	—	82
Corporate and other debt securities	—	478	2	480	—	439	2	441
Total debt securities available for sale	$2,345	$25,072	$2	$27,419	$2,276	$25,282	$2	$27,560
Loans held for sale	$—	$336	$—	$336	$—	$290	$—	$290
Marketable equity securities in other earning assets	$859	$—	$—	$859	$946	$—	$—	$946
Residential mortgage servicing rights	$—	$—	$954	$954	$—	$—	$970	$970
Commercial mortgage servicing rights through non-DUS agency programs	$—	$—	$93	$93	$—	$—	$93	$93
Derivative assets (2):
Interest rate swaps	$—	$1,082	$—	$1,082	$—	$1,126	$—	$1,126
Interest rate options	—	15	5	20	—	10	6	16
Interest rate futures and forward commitments	—	11	—	11	—	8	—	8
Other contracts	2	455	—	457	1	184	—	185
Total derivative assets	$2	$1,563	$5	$1,570	$1	$1,328	$6	$1,335
Derivative liabilities (2):
Interest rate swaps	$—	$1,316	$—	$1,316	$—	$1,265	$—	$1,265
Interest rate options	—	13	—	13	—	7	—	7
Interest rate futures and forward commitments	—	3	—	3	—	1	—	1
Other contracts	1	436	—	437	—	172	—	172
Total derivative liabilities	$1	$1,768	$—	$1,769	$—	$1,445	$—	$1,445
Securities sold, but not yet purchased	$44	$—	$—	$44	$19	$—	$—	$19
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
Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. See Note 5 for analyses of activity related to the MSRs for three months ended March 31, 2026 and 2025.
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
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2026 and December 31, 2025. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at March 31, 2026 and December 31, 2025 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	March 31, 2026
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential MSR (1)	$954	Discounted cash flow	Weighted-average CPR (%)	4.3% - 15.3% (7.5%)
			OAS (%)	4.7% - 8.0% (5.0%)
Commercial MSR through non-DUS agency programs (1)	$93	Discounted cash flow	Weighted-average CPR (%)	6.9% - 7.6% (7.6%)
			Discount rate (%)	8.0% - 10.0% (8.2%)
_______
(1)See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential and commercial mortgage servicing rights.

	December 31, 2025
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential MSR (1)	$970	Discounted cash flow	Weighted-average CPR (%)	4.2% - 16.9% (7.5%)
			OAS (%)	4.7% -8.0% (5.0%)
Commercial MSR through non-DUS agency programs (1)	$93	Discounted cash flow	Weighted-average CPR (%)	6.5% - 7.6% (7.5%)
			Discount rate (%)	8.0% -10.0% (8.2%)
_______
(1)See Note 6 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2025 for additional disclosures related to assumptions used in the fair value calculation for residential and commercial mortgage servicing rights.
FAIR VALUE OPTION
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale. At March 31, 2026, the aggregate fair value of these loans totaled $328 million compared to aggregate unpaid principal of $325 million. At December 31, 2025, the aggregate fair value of these loans totaled $266 million compared to aggregate unpaid principal of $259 million.
Interest income on residential first mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. Net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three months ended March 31, 2026 and 2025, were immaterial. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both March 31, 2026 and December 31, 2025.
FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE
For financial instruments not recorded at fair value, estimates of fair value are based on relevant market data and information about the instruments. The following tables present the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments not recorded at fair value as of March 31, 2026 and December 31, 2025.

	March 31, 2026					December 31, 2025
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)					(In millions)
Financial assets:
Cash and cash equivalents	$11,143	$11,143	$11,143	$—	$—	$10,907	$10,907	$10,907	$—	$—
Debt securities held to maturity	5,434	5,374	—	5,374	—	5,606	5,584	—	5,584	—
Loans held for sale	128	128	—	126	2	221	221	—	221	—
Loans, net of unearned income and allowance for loan losses(2)(3)	96,399	94,184	—	—	94,184	94,081	92,119	—	—	92,119
Other earning assets	776	776	—	776	—	757	757	—	757	—
Financial liabilities:
Deposits with no stated maturity(4)	118,772	118,772	—	118,772	—	117,240	117,240	—	117,240	—
Time deposits(4)	13,108	13,089	—	13,089	—	13,888	13,874	—	13,874	—
Short-term borrowings	3,200	3,200	—	3,200	—	750	750	—	750	—
Long-term borrowings	3,137	3,242	—	3,241	1	4,134	4,309	—	4,308	1
Loan commitments and letters of credit	154	154	—	—	154	164	164	—	—	164
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at March 31, 2026 was $2.2 billion or 2.3 percent. The fair value discount on the loan portfolio's net carrying amount at December 31, 2025 was $2.0 billion or 2.1 percent.
(3)At March 31, 2026, the carrying value and estimated fair value of loans include the sales-type, direct financing and leveraged leases. Prior period amounts were conformed accordingly.
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

NOTE 11. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The Company has three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. The segments are based on the manner in which the CODM reviews the Company's performance. The Company's CODM is the CEO, President and Chair of the Board. As a part of the CODM review, pre-tax income is utilized to allocate resources amongst segments. Additional information about the Company's reportable segments is included in Regions' Annual Report on Form 10-K for the year ended December 31, 2025.
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised and the prior periods updated to reflect these enhancements. Accordingly, the prior periods may be updated to reflect these enhancements. In the first quarter of 2026, the Company changed its provision for credit losses allocation methodology from expected losses to net charge‑offs. For each business segment, the provision for (benefit from) credit losses represents net charge‑offs, with any portion of the provision that is greater than or less than net charge‑offs reported within the Other segment.

The following tables present financial information, including non-interest income disaggregated by major product category, for each reportable segment:

	Three Months Ended March 31, 2026
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$474	$729	$45	$—	$1,248
Provision for (benefit from) credit losses	71	56	—	(36)	91
Non-interest income:
Service charges on deposit accounts	66	96	1	—	163
Card and ATM fees	11	106	—	—	117
Investment management and trust fee income	—	—	92	—	92
Capital markets income	84	—	—	—	84
Mortgage income	—	32	—	—	32
Investment services fee income	—	—	49	—	49
Commercial credit fee income	30	—	—	—	30
Bank-owned life insurance	—	—	—	30	30
Securities gains (losses), net	—	—	—	(3)	(3)
Market value adjustments on employee benefit assets	—	—	—	(5)	(5)
Other miscellaneous income (loss)	39	18	1	(22)	36
Total non-interest income	230	252	143	—	625
Non-interest expense:
Salaries and employee benefits	151	203	76	229	659
Equipment and software expense	5	24	1	78	108
Net occupancy expense	7	55	3	7	72
Other expenses (benefits) (1)	168	325	50	(314)	229
Total non-interest expense	331	607	130	—	1,068
Income before income taxes	302	318	58	36	714
Income tax expense (benefit)	75	79	15	(14)	155
Net income	$227	$239	$43	$50	$559
Average assets	$71,203	$36,905	$2,216	$48,963	$159,287

	Three Months Ended March 31, 2025
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$441	$710	$43	$—	$1,194
Provision for credit losses	65	59	—	—	124
Non-interest income (loss):
Service charges on deposit accounts	64	96	1	—	161
Card and ATM fees	11	106	—	—	117
Investment management and trust fee income	—	—	86	—	86
Capital markets income	79	—	1	—	80
Mortgage income	—	40	—	—	40
Investment services fee income	—	—	43	—	43
Commercial credit fee income	27	—	—	—	27
Bank-owned life insurance	—	—	—	23	23
Securities gains (losses), net	—	—	—	(25)	(25)
Market value adjustments on employee benefit assets	—	—	—	(3)	(3)
Other miscellaneous income (loss)	42	19	—	(20)	41
Total non-interest income (loss)	223	261	131	(25)	590
Non-interest expense:
Salaries and employee benefits	145	194	70	216	625
Equipment and software expense	5	25	—	69	99
Net occupancy expense	7	53	3	7	70
Other expenses (benefits) (1)	153	320	48	(276)	245
Total non-interest expense	310	592	121	16	1,039
Income (loss) before income taxes	289	320	53	(41)	621
Income tax expense (benefit)	72	80	13	(34)	131
Net income (loss)	$217	$240	$40	$(7)	$490
Average assets	$69,289	$37,667	$2,133	$47,787	$156,876
_____
(1) Other expenses are primarily comprised of outside services, marketing, professional, legal and regulatory expenses, credit and checkcard expenses, and FDIC insurance assessment fees.

NOTE 12. COMMITMENTS, CONTINGENCIES AND GUARANTEES
COMMERCIAL COMMITMENTS
Regions issues off-balance sheet financial instruments in connection with lending activities. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to Regions’ normal credit approval policies and procedures. Regions measures inherent risk associated with these instruments by recording a reserve for unfunded commitments based on an assessment of the likelihood that the guarantee will be funded and the creditworthiness of the customer or counterparty. Collateral is obtained based on management’s assessment of the creditworthiness of the customer. Credit risk is represented in unused commitments to extend credit, standby letters of credit and commercial letters of credit. Refer to Note 23 "Commitments, Contingencies and Guarantees" in the Annual Report on Form 10-K for the year ended December 31, 2025 for more information regarding these instruments.
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31, 2026	December 31, 2025
	(In millions)
Unused commitments to extend credit	$68,671	$68,237
Standby letters of credit	2,332	2,283
Commercial letters of credit	55	97
Liabilities associated with standby letters of credit	34	34
Assets associated with standby letters of credit	36	36
Reserve for unfunded credit commitments	120	130
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
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At March 31, 2026 and December 31, 2025, the Company's DUS servicing portfolio totaled approximately $7.9 billion and $7.8 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at March 31, 2026 and December 31, 2025, these serviced loans totaled approximately $881 million and $823 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $2.9 billion and $2.7 billion at March 31, 2026 and December 31, 2025, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the

Company's consolidated balance sheets was immaterial at both March 31, 2026 and December 31, 2025. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of accounting standards adopted in 2026 and those that could have a material impact to Regions’ consolidated financial statements upon adoption in the future.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2026
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
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and should be read in conjunction with the consolidated financial statements and the related notes that appear in Part I, Item 1 of this report. In addition, this discussion and analysis updates the Annual Report on Form 10-K for the year ended December 31, 2025, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 13 "Recent Accounting Pronouncements" to those consolidated financial statements for further detail. The emphasis of this discussion will be on the three months ended March 31, 2026 compared to the three months ended March 31, 2025 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be on the balances as of March 31, 2026 compared to December 31, 2025.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2026, Regions operated 1,246 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 11 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
FIRST QUARTER OVERVIEW
Economic Environment in Regions' Banking Markets
Regions utilized its internal March baseline forecast to calculate the ACL as of March 31, 2026. Refer to the "Economic forecast and qualitative adjustments" discussion in the "Allowance" section for further detail.

First Quarter Results
Regions reported net income available to common shareholders of $539 million or $0.62 per diluted share in the first quarter of 2026 compared to net income available to common shareholders of $465 million or $0.51 per diluted share in the first quarter of 2025.
Net interest income (taxable-equivalent basis) totaled $1.3 billion in the first quarter of 2026, which increased $55 million compared to the first quarter of 2025. The net interest margin (taxable-equivalent basis) was 3.67 percent in the first quarter of 2026, reflecting a 15 basis point increase from the same period in 2025. The increases in net interest income and margin were driven primarily by lower total funding costs which more than offset modest loan yield declines supported by hedges. Additionally, net interest income and margin benefited from fixed-rate asset turnover and securities repositioning executed in prior periods. Refer to the related discussion below Table 17 "Consolidated Average Daily Balances and Yield/Rate Analysis" for further detail.
The provision for credit losses totaled $91 million in the first quarter of 2026 compared to $124 million in the first quarter of 2025. Net charge-offs totaled $130 million, or 0.54 percent of average loans, in the first quarter of 2026, compared to $123 million, or 0.52 percent of average loans, in the first quarter of 2025. This increase reflected charge-offs that were already reserved for related to previously identified portfolios of interest. The allowance as a percent of total loans, net, decreased to 1.68 percent at March 31, 2026, compared to 1.76 percent at December 31, 2025 due to asset quality improvement. Refer to the "Allowance" section for further detail.
Non-interest income was $625 million in the first quarter of 2026 compared to $590 million in the first quarter of 2025 primarily driven by a decline in securities losses associated with repositioning activity between the two periods. Additionally, investment management and trust fee income, capital markets income, bank-owned life insurance, and investment services income increased. See Table 22 "Non-Interest Income" for further details.
Non-interest expense was $1.1 billion in the first quarter of 2026 which increased $29 million compared to the first quarter of 2025. The increase was primarily driven by an increase in salaries and benefits, equipment and software, and professional, legal and regulatory expenses. These increases were partially offset by a decline in Visa class B shares expense and other miscellaneous expenses. See Table 23 "Non-Interest Expense" for further details.
Regions' effective tax rate was 21.6 percent in the first quarter of 2026 compared to 21.1 percent in the first quarter of 2025. See the "Income Taxes" section for further details.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. At March 31, 2026, Regions’ CET1 ratio was estimated to be 10.7 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.
Regions is subject to supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for further details.
The Board has authorized the repurchase of up to $3.0 billion of the Company's common stock through the fourth quarter of 2027. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" for more information.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and shareholders' equity categories.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $236 million from year-end 2025 to March 31, 2026 primarily due to an increase in borrowed funds and, to a lesser degree, an increase in deposits. The increases were partially offset by an increase in loans. See the "Borrowed Funds", "Liquidity","Deposits" and "Loans" sections for more information.

DEBT SECURITIES
The following table details the carrying values of debt securities, including both held to maturity and available for sale:
Table 1—Debt Securities

	March 31, 2026	December 31, 2025
	(In millions)
U.S. Treasury securities	$2,345	$2,276
Federal agency securities	537	543
Obligations of states and political subdivisions	1	2
Mortgage-backed securities:
Residential agency	22,763	23,624
Commercial agency	6,645	6,198
Commercial non-agency	82	82
Corporate and other debt securities	480	441
	$32,853	$33,166
Debt securities, which comprise approximately 23 percent of earning assets, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company, as much of the portfolio is highly liquid. Additionally, some of the debt securities portfolio is eligible to be used as collateral for funding of various types of borrowings. See the "Liquidity" and "Market Risk-Interest Rate Risk" sections for more information on these arrangements. See also Note 3 "Debt Securities" to the consolidated financial statements for additional information.
As of March 31, 2026, debt securities held to maturity and debt securities available for sale represented 17 percent and 83 percent, respectively, of the total debt securities portfolio.
Debt securities decreased $313 million from December 31, 2025 to March 31, 2026 due to the timing of securities purchases and less favorable market valuation adjustments resulting from changes in interest rates.
The average life of the debt securities portfolio at both March 31, 2026 and December 31, 2025 was estimated to be 5.9 years, with a duration of approximately 3.9 years, inclusive of fair value hedges (see Table 19).
Subsequent to March 31, 2026, the Company executed a debt securities repositioning involving the sale of shorter-duration commercial agency MBS and U.S. Treasuries and replacement with longer-duration commercial and residential agency MBS and U.S. Treasuries with higher market yields. In total the Company sold approximately $900 million of debt securities available for sale and realized approximately $40 million in pre-tax losses.
LOANS HELD FOR SALE
The following table presents Regions’ loans held for sale by type:
Table 2—Loans Held for Sale

	March 31, 2026	December 31, 2025
	(In millions)
Commercial	$135	$245
Residential first mortgage	328	266
Non-performing	1	—
	$464	$511
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

LOANS
GENERAL
Loans, net of unearned income, represented 70 percent of interest-earning assets as of March 31, 2026. The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:
Table 3—Loan Portfolio

	March 31, 2026	December 31, 2025
	(In millions, net of unearned income)
Commercial and industrial	$50,824	$48,790
Commercial real estate mortgage—owner-occupied	5,004	4,845
Commercial real estate construction—owner-occupied	261	263
Total commercial	56,089	53,898
Commercial investor real estate mortgage	7,706	7,172
Commercial investor real estate construction	1,938	1,934
Total investor real estate	9,644	9,106
Residential first mortgage	19,621	19,765
Home equity lines	3,210	3,232
Home equity loans	2,287	2,324
Consumer credit card	1,472	1,519
Other consumer	5,603	5,793
Total consumer	32,193	32,633
	$97,926	$95,637
PORTFOLIO CHARACTERISTICS
Loans, net of unearned income, increased $2.3 billion from year-end 2025 due to an increase across almost all commercial and investor real estate loan classes as discussed below. These increases were partially offset by a slight decline in consumer loans. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital.
The following sections describe the composition of the portfolio segments and classes disclosed in Table 3, explain changes in balances from year-end 2025 and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, and certain loan products. See Note 4 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional discussion.
Commercial
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in Table 4. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry. The commercial portfolio segment includes commercial and industrial loans for use in customers' normal business operations to finance working capital needs, equipment purchases, expansion projects and acquisitions. See the "Portfolio Characteristics" section in Regions' Annual Report on Form 10-K for the year ended December 31, 2025 for more information on details surrounding the commercial portfolio segment and underwriting criteria.
Commercial and industrial loans increased $2.0 billion since year-end 2025 and was driven primarily by power and utilities, manufacturing, healthcare and asset-based lending. Approximately half of the growth came from higher line utilization while the remainder was driven by new loans, primarily with existing clients. Throughout the first quarter 2026, the increase in commercial and industrial loans was broad-based as shown in Table 4.
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ IRE portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total IRE loans increased $538 million in comparison to year-end 2025 balances due to increases in fundings to previously approved projects and new term loans for apartments and data centers. See the "Investor Real Estate" section in Regions' Annual Report on Form 10-K for the year ended December 31, 2025 for more information on details surrounding the investor real estate portfolio segment and underwriting criteria.

The following tables provide detail of Regions' commercial and IRE lending balances in selected industries.
Table 4—Commercial and Investor Real Estate Industry Exposure

	March 31, 2026				December 31, 2025 (3)
	Loans	Unfunded Commitments	Total Exposure	Percent of Balance	Loans	Unfunded Commitments	Total Exposure	Percent of Balance
	(In millions)				(In millions)
Commercial:
Administrative, support, waste and repair	$1,173	$772	$1,945	1.8%	$1,150	$790	$1,940	1.8%
Agriculture	178	131	309	0.4%	190	119	309	0.4%
Educational services	3,041	737	3,778	3.5%	3,055	649	3,704	3.5%
Energy	1,676	4,074	5,750	5.3%	1,389	4,129	5,518	5.2%
Financial services	8,969	10,292	19,261	17.9%	8,499	9,811	18,310	17.3%
Government and public sector	3,499	465	3,964	3.7%	3,427	500	3,927	3.7%
Healthcare	3,659	2,781	6,440	6.0%	3,077	2,664	5,741	5.4%
Information	1,761	1,199	2,960	2.7%	1,857	1,275	3,132	3.0%
Manufacturing	5,076	4,983	10,059	9.3%	4,897	5,328	10,225	9.7%
Professional, scientific and technical services	1,860	1,614	3,474	3.2%	1,730	1,742	3,472	3.3%
Real estate (1)	9,094	9,385	18,479	17.2%	8,883	9,393	18,276	17.3%
Religious, leisure, personal and non-profit services	1,802	1,029	2,831	2.6%	1,703	1,068	2,771	2.6%
Restaurant, accommodation and lodging	1,235	315	1,550	1.4%	1,235	351	1,586	1.5%
Retail trade	2,254	2,123	4,377	4.1%	2,237	2,216	4,453	4.2%
Transportation and warehousing	3,459	2,078	5,537	5.1%	3,497	1,813	5,310	5.0%
Utilities	2,388	3,728	6,116	5.7%	2,290	3,800	6,090	5.8%
Wholesale goods	4,618	3,497	8,115	7.5%	4,529	3,551	8,080	7.6%
Other (2)	347	2,457	2,804	2.6%	253	2,608	2,861	2.7%
Total commercial	$56,089	$51,660	$107,749	100.0%	$53,898	$51,807	$105,705	100.0%
Investor real estate:
Hotel	$143	$3	$146	1.1%	$151	$8	$159	1.3%
Industrial	857	234	1,091	8.4%	910	183	1,093	8.9%
Land	120	21	141	1.1%	114	13	127	1.0%
Multi-family	4,393	1,444	5,837	44.8%	4,103	1,435	5,538	45.3%
Office	1,046	29	1,075	8.2%	1,008	29	1,037	8.5%
Retail	338	58	396	3.0%	289	66	355	2.9%
Single-family/condo	658	481	1,139	8.7%	617	506	1,123	9.2%
Data center	453	352	805	6.2%	421	312	733	6.0%
Self storage	3	—	3	—%	41	3	44	0.4%
Medical office building	325	165	490	3.8%	183	142	325	2.7%
Other (2)	1,308	609	1,917	14.7%	1,269	413	1,682	13.8%
Total investor real estate	$9,644	$3,396	$13,040	100.0%	$9,106	$3,110	$12,216	100.0%

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

The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following tables provide detail of these loans:
Table 5— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	March 31, 2026		December 31, 2025
	Loan Balance	Percent of Total (1)	Loan Balance	Percent of Total (1)
	(In millions)
Residential homebuilders	$1,222	7.4%	$1,066	6.8%
Apartments	4,961	30.1%	4,682	29.7%
Industrial	1,747	10.6%	2,347	14.9%
Data center	577	3.5%	502	3.2%
Diversified	2,158	13.1%	1,831	11.6%
Business offices	907	5.5%	1,020	6.4%
Residential land	76	0.5%	70	0.4%
Retail	1,297	7.9%	1,188	7.5%
Healthcare	1,240	7.5%	1,086	6.9%
Hotel	743	4.5%	737	4.7%
Commercial land	44	0.3%	44	0.3%
Self Storage	261	1.6%	310	2.0%
Medical office building	526	3.2%	207	1.3%
Other	706	4.3%	679	4.3%
Total (2)	$16,465	100.0%	$15,769	100.0%
_______
(1)Amounts calculated based on whole dollar values.
(2)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.
Portfolios that are experiencing higher risk due to conditions such as inflationary pressures, higher interest rates, and adverse underlying market fundamentals (identified as portfolios of interest) include business offices and trucking (included within transportation and warehousing) at March 31, 2026 within Table 4 above.
While business offices portfolio remains a portfolio of interest, credit quality is improving. The office portfolio totaled $907 million and represented 0.9 percent of total loans at March 31, 2026, declining from $1.0 billion and 1.1 percent of loans at December 31, 2025. The office portfolio included non-performing loans of $98 million and had associated charge-offs of $1 million in the three months ended March 31, 2026. Approximately 97 percent of the office portfolio was secured, with approximately 61 percent of secured balances located in the South region of the U.S, of which 87 percent were Class A properties. Approximately 56 percent of the office portfolio will mature in the next 12 months. Additionally, the IRE office portfolio had a weighted-average LTV of approximately 64 percent at March 31, 2026, based upon appraisal at origination or most recent received, and a stressed weighted-average LTV of approximately 88 percent as of April 7, 2026, based upon GreenStreet's Commercial Property Price Index. While the office portfolio remains stressed, well-located, highly amenitized properties are observing improvements to property fundamentals. No new loan originations are being contemplated in this portfolio.
The trucking portfolio remains a portfolio of interest as trucking companies have been working through one of the most prolonged downturns in the U.S. domestic freight market. While 2026 began with positive indicators including stable freight volumes and a constructive pricing environment, the conflict in the Middle East has created uncertainty related to operating costs, supply chain disruptions, and supply and demand dynamics. The trucking portfolio totaled $1.1 billion and represented 1.2 percent of total loans at March 31, 2026, declining from $1.2 billion and 1.3 percent of loans at December 31, 2025. The trucking portfolio included non-performing loans of $51 million and had associated charge-offs of $22 million in the three months ended March 31, 2026. New originations in the sector have been curtailed and those that occur are either secured or targeted towards larger companies.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Total residential first mortgage loans decreased $144 million in comparison to year-end 2025 balances as payoffs and paydowns outpaced production.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of March 31, 2026. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 6—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2026	$66	2.06%	$71	2.20%	$137
2027	212	6.59%	180	5.61%	392
2028	211	6.58%	138	4.28%	349
2029	93	2.89%	62	1.95%	155
2030	93	2.87%	69	2.16%	162
2031-2035	605	18.85%	1,197	37.29%	1,802
2036-2040	47	1.47%	56	1.75%	103
Thereafter	9	0.29%	7	0.22%	16
Revolving Loans Converted to Amortizing	53	1.67%	41	1.27%	94
Total	$1,389	43.27%	$1,821	56.73%	$3,210
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
Table 7—Estimated Current Loan to Value Ranges

	March 31, 2026					December 31, 2025
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans		Residential First Mortgage		Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien			1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)					(In millions)
Estimated current LTV:
Above 100%	$123	$4	$—	$1	$—	$114	$2	$1	$—	$1	$1
Above 80% - 100%	1,989	2	15	12	20	1,985	3	2	11	10	17
80% and below	17,165	1,373	1,794	1,693	559	17,327	3	1,396	1,799	1,739	555
Data not available	344	10	12	2	—	339	3	11	12	1	—
	$19,621	$1,389	$1,821	$1,708	$579	$19,765		$1,410	$1,822	$1,751	$573
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.

Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $190 million from year-end 2025 driven by a decline in consumer home improvement lending due to seasonality.
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
ALLOWANCE
The allowance represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios and consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments includes items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance totaled $1.6 billion at March 31, 2026 and $1.7 billion at December 31, 2025.
Regions' allowance estimation process utilizes loss forecasting models for pooled loans, specific reserves for significant individually evaluated non-performing loans, and qualitative adjustments for items not captured by the models including specific adjustments and general imprecision. Key inputs to Regions' loss forecasting models include, but are not limited to, loan risk ratings (commercial and investor real estate loans), maturity date, days past due and FICO scores (consumer loans), collateral values securing loans, and Regions' internally prepared baseline economic forecast. Changes in any of these factors, assumptions, or the availability of new information, could require the allowance to be adjusted in future periods, perhaps materially. Outputs from the loss forecasting models, in combination with Regions' qualitative framework and other analyses, inform management in its estimation of Regions' expected credit losses to ensure the overall allowance estimate is appropriate from both a bottom-up and top-down perspective. Current prevailing economic uncertainty and the potential for further disruption could influence future levels of the allowance. Actual losses could vary, perhaps materially, from management’s estimates. See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for more information.
Management reviews the allowance on a quarterly basis using updated information, including changes to economic conditions, the loan portfolio and credit information. The following table provides an analysis of the changes in the allowance for the three months ended March 31, 2026:
Table 8—Allowance Analysis

Three Months Ended March 31, 2026
(In millions)
Balance at beginning of period	$1,686
Economic/ Qualitative changes	17
Specific reserve changes	(25)
Portfolio changes	(31)
Balance at end of period	$1,647
Economic forecast and qualitative adjustments
Regions' internally-developed March baseline forecast anticipates steadier real GDP, with growth of 2.5 percent for 2026 supported by tax legislation enacted in 2025 expected to boost after-tax personal income and improve cash flows for businesses. Inflation as measured by CPI is expected to remain above the FOMC's 2.0 percent target rate into 2027. The Federal funds rate is approaching what many consider to be a "neutral" rate, which limits the room for rate cuts in 2026. Significant softening in labor market conditions would support further rate cuts, but persistent inflation pressures could preclude further cuts. Labor supply growth is expected to remain weak and unemployment is expected to average 4.4 percent in 2026. Regions' March 2026 baseline forecast remained stable compared to the December 2025 baseline forecast, which resulted in minimal impact to the allowance. However, events in the Middle East and the related impact on energy prices cast uncertainty on the March 2026 forecast, which is captured in the general imprecision component discussed below.

Table 9 below reflects a range of macroeconomic factors utilized in the baseline economic forecast over the two-year R&S forecast period as of March 31, 2026. The unemployment rate is the most significant macroeconomic factor among the allowance models and was expected to remain relatively consistent over the forecast period.
Table 9—Macroeconomic Factors in the Forecast

	Pre-R&S Period	Baseline R&S Forecast
		March 31, 2026
	1Q2026	2Q2026	3Q2026	4Q2026	1Q2027	2Q2027	3Q2027	4Q2027	1Q2028
Unemployment rate	4.4%	4.4%	4.4%	4.3%	4.3%	4.2%	4.2%	4.1%	4.1%
Real GDP, annualized % change	2.8%	1.9%	2.1%	2.6%	2.3%	2.1%	2.1%	2.0%	2.1%
HPI, year-over-year % change	0.5%	—%	(0.1)%	(0.1)%	0.6%	1.6%	2.1%	2.3%	2.3%
CPI, year-over-year % change	2.8%	4.0%	3.4%	3.2%	2.8%	1.8%	2.1%	2.2%	2.2%
While it is the intent of Regions' quantitative allowance methodologies to reflect all risk factors, including incremental risk in portfolios identified as under stress, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Regions' qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. At March 31, 2026, the general imprecision component increased compared to December 31, 2025 driven by crude oil price volatility and the unknown duration of the conflict in the Middle East.
The qualitative framework also has specific adjustment components which are reserves meant to capture specific issues or events that management believes are not adequately captured in the model outcomes. Specific qualitative adjustments at March 31, 2026 were relatively stable compared to December 31, 2025.
Portfolio, credit metrics, and specific reserves
In the three months ended March 31, 2026, overall asset quality continued to improve. The ratio of net charge-offs to average loans decreased 5 basis points for the three months ended March 31, 2026 compared to the three months ended December 31, 2025 with the majority of business services charge-offs related to previously identified portfolios of interest for which specific reserves had already been established. While commercial and investor real estate criticized balances increased approximately $42 million from December 31, 2025 to March 31, 2026, the percentage as a total of business loans declined 16 basis points. See Table 10 for more details on business criticized loans and net charge-offs. Non-performing loans, excluding held for sale, decreased approximately $6 million from December 31, 2025 to March 31, 2026. See Table 12 for more details regarding non-performing assets. The combination of credit quality improvements and specific reserve releases due to charge-offs resulted in a decrease in the allowance at March 31, 2026 compared to December 31, 2025.
Overall allowance
Based upon the factors discussed above, the March 31, 2026 allowance decreased $39 million compared to December 31, 2025. The allowance reduction resulted from overall credit quality improvement in the portfolio and meaningful progress in resolving loans within previously identified portfolios of interest, partially offset by an allowance increase for qualitative adjustments due to economic uncertainty.
Details regarding the allowance and net charge-offs activity are summarized as follows:
Table 10—Allowance Roll-forward

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
	(Dollars in millions)
Beginning allowance for loan losses	$1,556	$1,581	$1,613
Loans charged-off:
Commercial and industrial	88	92	57
Commercial real estate mortgage—owner-occupied	—	1	2
Commercial investor real estate mortgage	—	4	22
Home equity lines	1	—	—
Home equity loans	—	1	—
Consumer credit card	18	17	17
Other consumer	44	52	47
	151	167	145

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Recoveries of loans previously charged-off:
Commercial and industrial	9	11	11
Commercial real estate mortgage—owner-occupied	—	—	—
Commercial real estate construction—owner-occupied	—	—	1
Commercial investor real estate mortgage	—	1	—
Residential first mortgage	—	1	—
Home equity lines	1	1	—
Home equity loans	—	1	—
Consumer credit card	3	2	3
Other consumer	8	8	7
	21	25	22
Net charge-offs (recoveries):
Commercial and industrial	79	81	46
Commercial real estate mortgage—owner-occupied	—	1	2
Commercial real estate construction—owner-occupied	—	—	(1)
Commercial investor real estate mortgage	—	3	22
Residential first mortgage	—	(1)	—
Home equity lines	—	(1)	—
Consumer credit card	15	15	14
Other consumer	36	44	40
	130	142	123
Provision for loan losses	101	117	123
Ending allowance for loan losses	1,527	1,556	1,613
Beginning reserve for unfunded credit commitments	130	132	116
Provision for (benefit from) unfunded credit losses	(10)	(2)	1
Ending reserve for unfunded credit commitments	120	130	117
Allowance for credit losses at period end	$1,647	$1,686	$1,730
Loans, net of unearned income, outstanding at end of period	$97,926	$95,637	$95,733
Average loans, net of unearned income, outstanding for the period	$96,423	$95,651	$96,122
Net loan charge-offs (recoveries) as a % of average loans, annualized (1):
Commercial and industrial	0.65%	0.66%	0.38%
Commercial real estate mortgage—owner-occupied	(0.03)%	0.02%	0.14%
Commercial real estate construction—owner-occupied	(0.05)%	(0.07)%	(0.84)%
Total commercial	0.58%	0.60%	0.35%
Commercial investor real estate mortgage	0.02%	0.15%	1.38%
Total investor real estate	0.02%	0.12%	1.02%
Home equity lines	(0.01)%	(0.10)%	(0.04)%
Home equity loans	(0.02)%	—%	(0.01)%
Consumer credit card	4.17%	4.08%	4.18%
Other consumer	2.51%	2.97%	2.68%
Total consumer	0.63%	0.70%	0.66%
Total	0.54%	0.59%	0.52%
Criticized loans—business (2)	$3,384	$3,342	$4,918
Ratios (1):
Allowance for credit losses at end of period to loans, net of unearned income	1.68%	1.76%	1.81%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	238%	242%	205%
Business criticized loans to total business loans (2)	5.15%	5.31%	7.82%
_______
(1)Amounts have been calculated using whole dollar values.
(2)Business represents the combined total of commercial and investor real estate loans.
Net charge-offs increased $7 million for the three months ended March 31, 2026 compared to the same period in 2025. Economic and qualitative trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics for 2026 and beyond.

The following table summarizes the allocation of the allowance by portfolio segment and class:
Table 11—Allowance Allocation

	March 31, 2026			December 31, 2025
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)			(Dollars in millions)
Commercial and industrial	$50,824	$755	1.48%	$48,790	$743	1.52%
Commercial real estate mortgage—owner-occupied	5,004	107	2.15%	4,845	101	2.09%
Commercial real estate construction—owner-occupied	261	6	2.32%	263	6	2.29%
Total commercial	56,089	868	1.55%	53,898	850	1.58%
Commercial investor real estate mortgage	7,706	96	1.24%	7,172	107	1.49%
Commercial investor real estate construction	1,938	26	1.36%	1,934	28	1.44%
Total investor real estate	9,644	122	1.27%	9,106	135	1.48%
Residential first mortgage	19,621	115	0.59%	19,765	112	0.57%
Home equity lines	3,210	101	3.16%	3,232	100	3.09%
Home equity loans	2,287	29	1.28%	2,324	30	1.27%
Consumer credit card	1,472	126	8.55%	1,519	129	8.50%
Other consumer	5,603	286	5.09%	5,793	330	5.70%
Total consumer	32,193	657	2.04%	32,633	701	2.15%
Total	$97,926	$1,647	1.68%	$95,637	$1,686	1.76%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of March 31, 2026 and December 31, 2025 :
Table 12—Non-Performing Assets

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$471	$474
Commercial real estate mortgage—owner-occupied	53	45
Commercial real estate construction—owner-occupied	2	2
Total commercial	526	521
Commercial investor real estate mortgage	103	121
Total investor real estate	103	121
Residential first mortgage	30	25
Home equity lines	25	24
Home equity loans	8	7
Total consumer	63	56
Total non-performing loans, excluding loans held for sale	692	698
Non-performing loans held for sale	1	—
Total non-performing loans(1)	693	698
Foreclosed properties	20	17
Total non-performing assets(1)	$713	$715
Accruing loans 90+ days past due:
Commercial and industrial	$5	$6
Commercial real estate mortgage—owner-occupied	1	—
Total commercial	6	6
Residential first mortgage(2)	100	105
Home equity lines	14	15
Home equity loans	8	8
Consumer credit card	22	22
Other consumer	20	24
Total consumer	164	174
Total accruing loans 90+ days past due	$170	$180
Non-performing loans(1) to loans and non-performing loans held for sale	0.71%	0.73%
Non-performing loans, excluding loans held for sale(1) to loans	0.71%	0.73%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.73%	0.75%
_________
(1)Excludes accruing loans 90+ days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase; however, includes Ginnie Mae repurchased loans with partial guarantees. Total 90+ days or more past due guaranteed loans excluded were $94 million at March 31, 2026 and $79 million at December 31, 2025.
Non-performing loans (excluding loans held for sale) at March 31, 2026 decreased $6 million as compared to year-end 2025. The same economic trends that impact net charge-offs, as discussed above, will impact the future level of non-performing loans. Circumstances related to individually large credits could also result in volatility.

The following table provide an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 13— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Three Months Ended
	March 31, 2026				March 31, 2025
	Commercial	Investor Real Estate	Consumer(1)	Total	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)				(In millions)
Balance at beginning of year	$521	$121	$56	$698	$450	$423	$55	$928
Additions	159	8	—	167	119	16	—	135
Net payments/other activity	(58)	(26)	8	(76)	(42)	(53)	2	(93)
Return to accrual	(3)	—	—	(3)	(4)	—	—	(4)
Charge-offs on non-accrual loans(2)	(86)	—	—	(86)	(55)	(22)	—	(77)
Transfers to held for sale(3)	(1)	—	(1)	(2)	(9)	(17)	—	(26)
Net loan sales	(6)	—	—	(6)	—	(20)	—	(20)
Balance at end of year	$526	$103	$63	$692	$459	$327	$57	$843
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
GOODWILL
Goodwill totaled $5.7 billion at both March 31, 2026 and December 31, 2025. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Goodwill and Other Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 for the methodologies and assumptions used in the goodwill impairment analysis.
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
Deposits are Regions’ primary source of funds, providing funding for over 90 percent of average earning assets at both March 31, 2026 and December 31, 2025. The following table summarizes deposits by category and by segment:
Table 14—Deposits by Category and by Segment

	March 31, 2026	December 31, 2025
	(In millions)
Non-interest-bearing deposits	$40,062	$39,530
Interest-bearing checking	25,017	25,677
Savings	12,405	11,914
Money market—domestic	41,288	40,119
Time deposits	13,108	13,888
	$131,880	$131,128

Consumer Bank segment	$81,271	$80,193
Corporate Bank segment	40,574	40,449
Wealth Management segment	7,750	8,344
Other(1)	2,285	2,142
	$131,880	$131,128
____
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, selected deposits and brokered time deposits). Other deposits include brokered deposits totaling $1.5 billion at March 31, 2026 and $1.3 billion at December 31, 2025.

Total deposits at March 31, 2026 increased approximately $752 million compared to year-end 2025 levels. Growth was driven by a significant increase in money market accounts and, to a lesser degree, savings and non-interest-bearing deposits partially offset by a decline in time deposits and interest-bearing checking. Deliberate product management resulted in a shift from time deposits into money market accounts. Growth in consumer deposits reflects normal seasonal patterns related to tax refunds and payments. The mix of non-interest-bearing deposits at March 31, 2026 was approximately 30 percent of total deposits at March 31, 2026, which remained stable in comparison to December 31, 2025.
See the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion on liquidity and interest rates.
BORROWED FUNDS
Short-Term Borrowings
Short-term borrowings totaled $3.2 billion at March 31, 2026, consisting of federal funds purchased of $1.2 billion and FHLB advances of $2.0 billion. At December 31, 2025, short-term borrowing totaled $750 million comprised entirely of FHLB advances. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized. See the "Liquidity" section for further discussion and detail of Regions' borrowing capacity with the FHLB.
Table 15—Long-Term Borrowings

	March 31, 2026	December 31, 2025
	(In millions)
Regions Financial Corporation (Parent):
1.80% senior notes due August 2028	$648	$648
5.722% senior notes due June 2030(1)	747	747
5.502% senior notes due September 2035(2)	995	995
7.375% subordinated notes due December 2037	299	299
Valuation adjustments on hedged long-term debt	(50)	(52)
	2,639	2,637
Regions Bank:
FHLB advances	—	1,000
6.45% subordinated notes due June 2037	497	497
Other long-term debt	1	—
	498	1,497
Total consolidated	$3,137	$4,134
____
(1) On June 6, 2029, the Notes will bear floating rate interest equal to Compounded SOFR plus 1.49%.
(2) On September 6, 2034, the Notes will bear floating rate interest equal to Compounded SOFR plus 2.06%.
Long-term borrowings decreased by approximately $1.0 billion from year-end 2025 reflecting the repayment of FHLB advances.
Funding from the FHLB and Federal Reserve Bank is secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and Federal Reserve Bank. As of March 31, 2026, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $94.5 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB and Federal Reserve Bank is contingent on a subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
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
Regions is subject to supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for further details regarding CCAR results.

The following table summarizes the applicable holding company and bank regulatory requirements:
Table 16—Regulatory Capital Requirements

	March 31, 2026 Ratio(1)	December 31, 2025 Ratio	Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized

Common equity Tier 1 capital:
Regions Financial Corporation	10.68%	10.89%	4.50%	7.00%	N/A
Regions Bank	11.70	11.72	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	11.77%	11.99%	6.00%	8.50%	6.00%
Regions Bank	11.70	11.72	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	13.65%	13.89%	8.00%	10.50%	10.00%
Regions Bank	13.35	13.37	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	9.61%	9.68%	4.00%	4.00%	N/A
Regions Bank	9.58	9.48	4.00	4.00	5.00
___
(1) The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
(2) Reflects Regions' SCB of 2.5 percent. SCB does not apply to leverage capital ratios.
In the third quarter of 2023, proposals were issued by the U.S federal banking regulators that, if adopted, would impact the Company related to long-term debt requirements and U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the Basel III Endgame. Following extensive feedback, the regulators issued a new capital requirements proposal on March 19, 2026. The updated proposal continues to include the addition of AOCI in CET1 and a recalibration for risk weights within the standardized calculation. Additionally, the Company now has the option to opt into the expanded risk based approach, which was previously required under the initial proposal. The Company continues to monitor developments around the new proposal and evaluate its potential impact. Additional discussion of the Basel III Rules, their applicability to Regions, recent proposals and final rules issued by the federal banking agencies and recent laws enacted that impact regulatory requirements is included in the "Supervision and Regulation" subsection of the "Business" section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2025.
SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $18.8 billion at March 31, 2026 as compared to $19.0 billion at December 31, 2025. During the first three months of 2026, net income increased shareholders' equity by $559 million, dividends on common stock reduced shareholders' equity by $227 million, and dividends on preferred stock reduced shareholders' equity by $20 million. Changes in OCI decreased shareholders' equity by $183 million, primarily due to available for sale securities and derivative instruments as a result of changes in market interest rates during the three months ended March 31, 2026. Common stock repurchased during the first three months of 2026 decreased shareholders' equity by $401 million. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Total equity included noncontrolling interest of $65 million and $60 million at March 31, 2026 and December 31, 2025, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, an unconsolidated VIE of which Regions held a significant interest at March 31, 2026 and December 31, 2025.
Subsequent to March 31, 2026, the Company purchased 1.4 million shares for approximately $40 million through May 6, 2026. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" section for additional information.

Table 17 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended March 31
	2026			2025
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$1	$—	4.44%
Debt securities (2)(3)	33,530	298	3.56	32,280	266	3.30
Loans held for sale	579	8	5.48	441	8	7.27
Loans, net of unearned income (4)(5)	96,423	1,326	5.51	96,122	1,354	5.64
Interest-bearing deposits in other banks	7,415	69	3.79	8,537	94	4.45
Other earning assets	1,481	14	3.72	1,483	15	4.19
Total earning assets	139,428	1,715	4.93	138,864	1,737	5.01
Unrealized gains/(losses) on securities available for sale, net (2)	(580)			(1,716)
Allowance for loan losses	(1,552)			(1,625)
Cash and due from banks	3,275			2,957
Other non-earning assets	18,716			18,396
	$159,287			$156,876
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,075	4	0.13	$12,177	4	0.13
Interest-bearing checking	25,245	71	1.15	25,033	89	1.44
Money market	40,366	207	2.08	35,625	204	2.32
Time deposits	13,388	103	3.12	15,799	145	3.73
Total interest-bearing deposits (6)	91,074	385	1.72	88,634	442	2.02
Federal funds purchased and securities sold under agreements to repurchase	655	7	3.66	39	—	4.39
Other short-term borrowings	1,077	10	3.80	339	4	4.57
Long-term borrowings	3,750	52	5.56	6,001	85	5.65
Total interest-bearing liabilities	96,556	454	1.91	95,013	531	2.27
Non-interest-bearing deposits(6)	39,160	—	—	39,053	—	—
Total funding sources	135,716	454	1.35	134,066	531	1.60
Net interest spread (2)			3.02			2.75
Other liabilities	4,435			4,652
Shareholders’ equity	19,077			18,127
Noncontrolling interest	59			31
	$159,287			$156,876
Net interest income/margin on a taxable-equivalent basis (7)		$1,261	3.67%		$1,206	3.52%
_______
(1)Amounts have been calculated using whole dollar values and the prevailing interest accrual methodology.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $1 million and $2 million for the three months ended March 31, 2026 and 2025, respectively.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $36 million and $67 million for the three months ended March 31, 2026, and 2025, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $28 million and $29 million for the three months ended March 31, 2026 and 2025, respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits and equaled 1.20% and 1.40% for the three months ended March 31, 2026 and 2025, respectively.
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
Net interest income (taxable-equivalent basis) increased by $55 million and net interest margin increased by 15 basis points to 3.67 percent in three months ended March 31, 2026 compared to the same period in 2025. The increases in net interest income and net interest margin were driven primarily by lower funding costs, which includes deposits and wholesale borrowings. Funding costs declined to 1.35 percent compared to 1.60 percent in three months ended March 31, 2025, driven by deposit cost reductions in a declining rate environment. Deposit balance growth and remixing, as certain time deposits matured and were replaced with lower cost product types, also created a more optimal funding mix. Additionally, while loan yields decreased in the declining rate environment, the decrease was modest, reflecting the rate protection provided by the Company’s hedging program. Also benefiting net interest income and net interest margin was the turnover of fixed-rate loans and securities and multiple, distinct debt securities repositioning transactions in prior periods, which resulted in new loans and securities at higher rates.
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
Exposure to Interest Rate Movements—Regions' balance sheet is naturally asset sensitive, with net interest income increasing with higher interest rates, and decreasing with lower interest rates. This is the result of approximately half of the loan portfolio floating contractually with market rate indices, and funding from a large, mostly stable retail deposit portfolio. Importantly, the stability and rate sensitivity of Regions' deposit portfolio has been proven over multiple interest rate cycles. With this natural balance sheet profile, the ability to utilize discretionary asset duration strategies within the investment portfolio and through derivatives is critical in mitigating the Bank’s natural exposure to rates.
As of March 31, 2026, Regions evidenced a mostly balanced, or "neutral" asset/liability position, with asset duration of approximately 2.6 years and liability duration of approximately 2.7 years, using historically-informed approximations. Typically when the debt securities portfolio is recorded on the balance sheet at an unrealized loss, higher deposit values more than offset this loss. The additional value of deposits is realized in the form of lower-cost funding when compared with wholesale sources. While balance sheet analysis, particularly EVE analysis, does contemplate the economic value of deposits, the estimated fair value of deposits is equal to their carrying value for certain financial statement footnote disclosures, consistent with industry practices. See Note 10 "Fair Value Measurements" to the consolidated financial statements for additional information.

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
As of March 31, 2026, Regions' net interest income profile was mostly neutral to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending March 2027. The estimated exposure associated with the rising and falling rate scenarios in Table 18 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Federal Funds rate, the interest rate on reserve balances, and SOFR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. In either scenario, it is expected that changes in funding costs and balance sheet hedging income will offset the change in asset yields, resulting in little change to net interest income.
Net interest income remains exposed to intermediate and long-term yield curve tenors, though exposure has been partially reduced by receive-fixed swaps designed to hedge a portion of the company’s 2026 fixed-rate asset turnover. In the current higher interest rate environment, fixed-rate asset turnover represents a tailwind to net interest income growth. Elevated, or increasing intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swaps and mortgage rates) will drive yields higher on certain fixed-rate, newly originated or renewed loans, and increase prospective yields on certain investment portfolio purchases. The opposite is true in an environment where intermediate and long-term interest rates fall. Additionally, shifts in the long end of the yield curve will impact securities prepayments and alter the amount of discount accretion and premium amortization in any given period.
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
In rising rate scenarios only, management assumes that the mix of deposits will change versus the base case as informed by analyses of prior rate cycles. Currently, however, much of the anticipated mix shift has already occurred or is expected to occur within the baseline scenario, mitigating the amount of additional remixing in higher rate scenarios. The magnitude of the remixing shift is rate dependent and equates to an approximate $1.2 billion shift from non-interest bearing deposits into time deposits over 12 months in the parallel, instantaneous +100 basis point scenario in Table 18. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $20 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $20 million in the parallel, instantaneous +100 basis point scenario.
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

Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income March 31, 2026(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$113
+ 100 basis points	60
- 100 basis points	(55)
- 200 basis points	(95)

Instantaneous Change in Interest Rates
+ 200 basis points	$35
+ 100 basis points	26
- 100 basis points	(36)
- 200 basis points	(43)
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
Derivatives—Regions uses financial derivative instruments for management of interest rate sensitivity and AOCI volatility management. ALCO, which consists of members of Regions’ senior management team, in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. Derivatives are also used to offset the risks associated with customer derivatives, which include interest rate, credit, and foreign exchange risks. The most common derivatives Regions employs are forward rate contracts, forward sale commitments, futures contracts, interest rate swaps, interest rate options (caps, floors and collars), and contracts with a combination of these instruments.
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

The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	March 31, 2026
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)(3)	$39,048	3.6	3.3%	3.6%
Interest rate options(4)	2,000	2.3
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)(3)	6,102	6.8	3.7%	3.7%
Receive fixed/pay variable swaps - borrowings(3)	2,400	5.1	2.9%	3.7%
Total derivatives designated as hedging instruments	$49,550
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
In the three months ended March 31, 2026, the Company added $1.3 billion in forward-starting receive-fixed swaps with a receive rate of 3.5 percent, which will become active in the third and fourth quarters of 2026 with 5-year maturities, to partially hedge 2026 expected fixed-rate loan turnover. Additionally, fixed-rate loan turnover hedges of $1.5 billion were terminated, consistent with the timing of the fixed-rate loan production the swaps were intended to hedge.
In the three months ended March 31, 2026, the Company also added $1.0 billion in forward-starting receive-fixed swaps with an average pay rate of 3.6 percent, which become active in the first quarter of 2029 with a 3-year maturity to hedge short-term rates in future periods.
In the three months ended March 31, 2026, the Company also added $880 million in forward-starting pay-fixed swaps with a pay rate of 3.8%, with an average start date in 2030 and an average maturity in 2034 to reduce AOCI volatility in the available for sale securities portfolio. As an offset to the interest rate risk associated with these pay-fixed fair value hedges, the Company added $880 million in receive-fixed interest rate swaps (floating rate loan hedges) with a receive rate of 3.8%, with an average start date in 2030 and an average maturity in 2034.
Finally, in the three months ended March 31, 2026, the Company added $250 million in spot-starting receive-fixed swaps with a receive rate of 3.6% maturing in December 2026 and terminated $250 million pay-fixed swaps maturing in April 2028 to increase short-term rate protection.
The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly and annual periods.
Table 20—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount (1)
	Three Months Ended			Year Ended
	6/30/2026	9/30/2026	12/31/2026	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035
	(In millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$23,943	$24,788	$24,809	$24,089	$24,415	$22,371	$18,456	$17,773	$11,251	$4,493	$1,031	$847	$397
Receive variable/pay fixed swaps	4,245	4,285	4,286	4,298	4,286	4,255	4,333	4,874	4,982	3,447	1,966	1,432	484
Net receive fixed/pay variable swaps	$19,698	$20,503	$20,523	$19,791	$20,129	$18,116	$14,123	$12,899	$6,269	$1,046	$(935)	$(585)	$(87)

Interest rate options	$2,000	$2,000	$2,000	$2,000	$2,000	$999	$1	$—	$—	$—	$—	$—	$—
_________
(1)Active hedges, including forward-starting hedges, are included in the sensitivity levels disclosed in Table 18 to the extent that they fall within the measurement horizon.
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. Most hedging interest rate swap derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. See the “Credit Risk” section in the 2025 Annual Report on Form 10-K for more information on the management of credit risk.
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
The following table summarizes the Company's available sources of liquidity as of March 31, 2026:
Table 21—Liquidity Sources

Availability as of March 31, 2026
(Dollars in billions)
Cash at the Federal Reserve Bank(1)	$7.5
Unencumbered investment securities(2)	25.6
FHLB borrowing availability	10.7
Federal Reserve Bank borrowing availability through the discount window	24.0
Total liquidity sources	$67.8
____
(1) Includes small in transit items that may not yet be reflected in the Federal Reserve Bank master account closing balance.
(2) Unencumbered investment securities comprise securities that are eligible as collateral for secured transactions through market channels or are eligible to be pledged to the FHLB, the Federal Reserve discount window, or the Standing Repo Facility.

The balance with the Federal Reserve Bank is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At March 31, 2026, Regions had approximately $7.5 billion in cash on deposit with the Federal Reserve Bank and other depository institutions. Refer to the "Cash and Cash Equivalents" section for more information.
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
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of March 31, 2026, Regions had $2.0 billion in short-term FHLB borrowings as discussed in the "Borrowed Funds" section. Regions had borrowing capacity from the FHLB as shown in Table 21. FHLB borrowing capacity was determined based on eligible securities and loan amounts, as of March 31, 2026, that were pledged as collateral for future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time. Refer to Note 11 "Borrowed Funds" in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
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
Regions' maintains a liquidity management framework which establishes sustainable processes and tools to effectively identify, measure, mitigate, monitor, and report liquidity risks beginning with Regions’ Liquidity Management Policy and the Liquidity Risk Appetite Statements approved by the Board. Processes within the liquidity management framework include, but are not limited to, liquidity risk governance, cash management, liquidity stress testing, liquidity risk limits, contingency funding plans, and collateral management. While the framework is designed to comply with liquidity regulations, the processes are further tailored to be commensurate with Regions’ operating model and risk profile. The Company's liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company exceeded minimums and totaled $712 million at March 31, 2026. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits. Also, see the “Supervision and Regulation—Liquidity Requirements” subsection of the “Business” section and the "Risk Factors" section in the 2025 Annual Report on Form 10-K for additional information.
INFORMATION SECURITY RISK
Refer to Part 1 Item 1C. Cybersecurity in the Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of Regions' risk identification and assessment, risk management and governance of information security risk.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that management determines is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. In the three months ended March 31, 2026, net charge-offs exceeded provision by $39 million. In the three months ended March 31, 2025, provision exceeded net charge-offs by $1 million. Refer to the "Allowance" section for further detail.

NON-INTEREST INCOME
Table 22—Non-Interest Income

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2026 vs. 3/31/2025
	2026	2025	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$163	$161	$2	1.2%
Card and ATM fees	117	117	—	—%
Investment management and trust fee income	92	86	6	7.0%
Capital markets income	84	80	4	5.0%
Mortgage income	32	40	(8)	(20.0)%
Investment services fee income	49	43	6	14.0%
Commercial credit fee income	30	27	3	11.1%
Bank-owned life insurance	30	23	7	30.4%
Market value adjustments on employee benefit assets	(5)	(3)	(2)	(66.7)%
Securities gains (losses), net	(3)	(25)	22	88.0%
Other miscellaneous income	36	41	(5)	(12.2)%
	$625	$590	$35	5.9%

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
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income for the three months ended March 31, 2026 compared to the same period in 2025 was due primarily to unfavorable valuation and net hedge performance related to mortgage servicing rights. The decrease was partially offset by improvement in pipeline valuation adjustments during the quarter.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased in the three months ended March 31, 2026 compared to the same period in 2025 due primarily to improved advisor production, resulting in new accounts, asset inflows, and increases in advisory fees.
Bank-owned Life Insurance
Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Bank-owned life insurance income increased during the three months ended March 31, 2026 compared to the same period in 2025 driven primarily by increased insurance claim income.
Securities Gains (Losses), Net
Net securities gains (losses) primarily result from the Company's asset/liability and capital management processes. In the three months ended March 31, 2025, the Company executed debt securities repositionings by selling debt securities and reinvesting the proceeds at higher current market yields. See Table 1 "Debt Securities" for more information on securities repositionings executed during 2026 and Table 5 "Debt Securities" in Regions' Annual Report on Form 10-K for the year ended December 31, 2025 for more information on securities repositionings executed in 2025.
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, income from SBIC investments, valuation adjustments to equity investments, commercial loan and leasing related income, fees from safe deposit boxes, check fees and other miscellaneous income including unusual gains. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income decreased in the three months ended March 31, 2026 compared to the same period in 2025 due primarily to lower commercial lease income.

NON-INTEREST EXPENSE
Table 23—Non-Interest Expense

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2026 vs. 3/31/2025
	2026	2025	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$659	$625	$34	5.4%
Equipment and software expense	108	99	9	9.1%
Net occupancy expense	72	70	2	2.9%
Outside services	42	40	2	5.0%
Marketing	29	30	(1)	(3.3)%
Professional, legal and regulatory expenses	28	23	5	21.7%
Credit/checkcard expenses	14	15	(1)	(6.7)%
FDIC insurance assessments	19	20	(1)	(5.0)%
Operational losses	10	13	(3)	(23.1)%
Visa class B shares expense	1	7	(6)	(85.7)%
Other miscellaneous expenses	86	97	(11)	(11.3)%
	$1,068	$1,039	$29	2.8%
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher base salaries from annual merit increases, which also increased related insurance and taxes, an increase in severance and slightly higher production-based incentives. The increases were partially offset by a decline in market valuation adjustments for supplemental employee benefit liabilities. Full-time equivalent headcount increased to 19,910 at March 31, 2026 from 19,541 at March 31, 2025.
Equipment and Software Expense
Equipment and software expense includes depreciation, maintenance and repairs, rent, taxes, and other expenses of software and equipment utilized by Regions and its affiliates. Equipment and software expense increased in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in depreciation expense from internally developed software and an increase in software rental expense.
Professional, Legal and Regulatory Expenses
Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal, and regulatory expenses increased in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in accruals for legal matters and professional fees associated with core systems modernization.
Visa Class B Shares Expense
Visa class B shares expense is associated with previously sold shares. The Visa class B shares have restrictions tied to finalization of certain covered litigation. Visa class B shares expense decreased in the three months ended March 31, 2026 compared to the same period in 2025 due to lower escrow funding expense for the Company's proportionate share of ongoing covered litigation.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses decreased in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decline in pension expense and a decline in licenses and taxes.
INCOME TAXES
The Company’s income tax expense for the three months ended March 31, 2026 was $155 million compared to $131 million for the three months ended March 31, 2025, resulting in effective tax rates of 21.6% and 21.1%, respectively.
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
At March 31, 2026, the Company reported a net deferred tax asset of $321 million compared to $244 million at December 31, 2025. The increase in the net deferred tax position primarily reflected the deferred tax effects associated with increases in unrealized losses on securities available for sale and derivative instruments recognized during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information presented in the "Market Risk" section of Part 1, Item 2 is incorporated herein by reference.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Regions maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed in the reports that Regions files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, there were no changes in Regions’ internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in the Legal Contingencies section of Note 12 "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this Quarterly Report on Form 10-Q is incorporated by reference.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in Regions' Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table presents information regarding issuer purchases of equity securities during the first quarter of 2026. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 1-31, 2026	1,904,216	$27.87	1,904,216	$2,946,902,785
February 1-28, 2026	5,401,882	$28.82	5,401,882	$2,791,164,200
March 1-31, 2026	7,009,141	$26.91	7,009,141	$2,602,461,210
First Quarter 2026	14,315,239	$27.76	14,315,239	$2,602,461,210
_____
(1) Average price paid does not reflect the one percent excise tax charged on public company share repurchases.
(2) On December 10, 2025, the Board authorized the repurchase of up to $3.0 billion of the Company's common stock for the period beginning January 1, 2026 and extending through December 31, 2027.

Item 5. Other Information
Securities Trading Plans of Section 16 Officers and Directors
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated a contract, instruction or written plan for the sale or purchase of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by registrant on August 6, 2012.

3.2	Certificate of Designations relating to Series C Preferred Stock, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.3	Certificate of Designations relating to Series E Preferred Stock, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by registrant on May 3, 2021.

3.4	Certificate of Designations relating to Series F Preferred Stock, incorporated by reference to Exhibit 3.6 on the Form 8-A filed by registrant on July 26, 2024.

3.5	By-Laws, as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed by registrant on February 4, 2026.

10.1	Regions Financial Corporation Director Compensation Program, effective April 15, 2026.

10.2	Form of Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2025 Long Term Incentive Plan, effective April 1, 2026.

10.3	Form of Performance Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2025 Long Term Incentive Plan, effective April 1, 2026.

10.4	Form of Performance Unit Notice and Award Agreement under the Regions Financial Corporation 2025 Long Term Incentive Plan, effective April 1, 2026.

10.5	Form of Aircraft Time Sharing Agreement, effective March 2026.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: May 7, 2026	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Chief Accounting Officer