Form 10-Q
period 2026-06-30
REGIONS FINANCIAL CORP
filed 2026-08-06
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2026
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
Non-Cumulative Perpetual Preferred Stock, Series F	RF PRF	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company  ☐  Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
As of August 5, 2026 there were 851,929,506 shares of the issuer's common stock, par value $.01 per share, outstanding.

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
Board - The Company’s Board of Directors.
BOLI - Bank-owned life insurance.
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
PCD – Purchased credit deteriorated.
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

PART I
Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary
This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf to analysts, investors, the media and others, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The terms “Regions,” the “Company,” “we,” “us” and “our” as used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. The words “future,” “anticipates,” “assumes,” “intends,” “plans,” “seeks,” “believes,” “predicts,” “potential,” “objectives,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “would,” “will,” “may,” “might,” “could,” “should,” “can,” and similar terms and expressions, and graphics often signify forward-looking statements. Forward-looking statements are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future, they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. We assume no obligation and do not intend to update or revise any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law. These risks, uncertainties, and other factors include, but are not limited to, those described below:
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
•We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and a failure to comply with these laws could lead to a wide variety of penalties and other sanctions.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2026	December 31, 2025
	(In millions, except per share data)
Assets
Cash and due from banks	$3,177	$3,112
Interest-bearing deposits in other banks	6,749	7,795
Debt securities held to maturity (estimated fair value of $5,180 and $5,584, respectively)	5,271	5,606
Debt securities available for sale (amortized cost of $28,167 and $28,134, respectively)	27,388	27,560
Loans held for sale (includes $300 and $290 measured at fair value, respectively)	591	511
Loans, net of unearned income	99,200	95,637
Allowance for loan losses	(1,489)	(1,556)
Net loans	97,711	94,081
Other earning assets	1,574	1,703
Premises, equipment and software, net	1,704	1,659
Interest receivable	495	571
Goodwill	5,733	5,733
Residential mortgage servicing rights at fair value	958	970
Other identifiable intangible assets, net	126	140
Other assets	9,822	9,373
Total assets	$161,299	$158,814
Liabilities and Equity
Deposits:
Non-interest-bearing	$40,538	$39,530
Interest-bearing	90,172	91,598
Total deposits	130,710	131,128
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	200	—
Other short-term borrowings	2,800	750
Short-term borrowings	3,000	750
Long-term borrowings	4,628	4,134
Total borrowed funds	7,628	4,884
Other liabilities	4,050	3,699
Total liabilities	142,388	139,711
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,400,000 shares	1,369	1,369
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—893,757,394 and 908,045,826 shares, respectively	9	9
Additional paid-in capital	9,915	10,366
Retained earnings	10,840	10,205
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(1,922)	(1,535)
Total shareholders’ equity	18,840	19,043
Noncontrolling interest	71	60
Total equity	18,911	19,103
Total liabilities and equity	$161,299	$158,814

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(In millions, except per share data)
Interest income on:
Loans, including fees	$1,351	$1,377	$2,664	$2,719
Debt securities	305	286	603	552
Loans held for sale	8	9	16	17
Other earning assets	84	112	167	221
Total interest income	1,748	1,784	3,450	3,509
Interest expense on:
Deposits	385	447	770	889
Short-term borrowings	34	1	51	5
Long-term borrowings	52	77	104	162
Total interest expense	471	525	925	1,056
Net interest income	1,277	1,259	2,525	2,453
Provision for credit losses	68	126	159	250
Net interest income after provision for credit losses	1,209	1,133	2,366	2,203
Non-interest income:
Service charges on deposit accounts	167	151	330	312
Card and ATM fees	126	125	243	242
Investment management and trust fee income	97	90	189	176
Capital markets income	84	83	168	163
Mortgage income	33	48	65	88
Securities gains (losses), net	(41)	(1)	(44)	(26)
Other	164	150	304	281
Total non-interest income	630	646	1,255	1,236
Non-interest expense:
Salaries and employee benefits	697	658	1,356	1,283
Equipment and software expense	107	104	215	203
Net occupancy expense	73	72	145	142
Other	244	239	473	484
Total non-interest expense	1,121	1,073	2,189	2,112
Income before income taxes	718	706	1,432	1,327
Income tax expense	148	143	303	274
Net income	$570	$563	$1,129	$1,053
Net income available to common shareholders	$549	$534	$1,088	$999
Weighted-average number of shares outstanding:
Basic	854	898	858	902
Diluted	857	900	862	905
Earnings per common share:
Basic	$0.64	$0.59	$1.27	$1.11
Diluted	0.64	0.59	1.26	1.10

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30
	2026	2025
	(In millions)
Net income	$570	$563
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred from available for sale during the period (net of zero and ($19) tax effect, respectively)	—	(55)
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($7) and ($11) tax effect, respectively)	(19)	(32)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	19	(23)
Unrealized gains (losses) on securities available for sale:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and $19 tax effect, respectively)	—	55
Unrealized holding gains (losses) arising during the period (net of ($24) and $43 tax effect, respectively)	(70)	127
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($10) and zero tax effect, respectively)	(31)	(1)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(39)	183
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivative instruments arising during the period (net of ($72) and $36 tax effect, respectively)	(212)	106
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($9) and ($15) tax effect, respectively)	(25)	(45)
Net change in unrealized gains (losses) on derivative instruments, net of tax	(187)	151
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($2) and ($1) tax effect, respectively)	(3)	(5)
Net change from defined benefit pension plans and other post employment benefits, net of tax	3	5
Other comprehensive income (loss), net of tax	(204)	316
Comprehensive income	$366	$879

	Six Months Ended June 30
	2026	2025
	(In millions)
Net income	$1,129	$1,053
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred from available for sale during the period (net of zero and ($57) tax effect, respectively)	—	(170)
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($13) and ($18) tax effect, respectively)	(37)	(47)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	37	(123)
Unrealized gains (losses) on securities available for sale:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and $57 tax effect, respectively)	—	170
Unrealized holding gains (losses) arising during the period (net of ($63) and $156 tax effect, respectively)	(186)	472
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($11) and ($6) respectively)	(33)	(20)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(153)	662
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivative instruments arising during the period (net of ($112) and $105 tax effect, respectively)	(330)	309
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($18) and ($32) tax effect, respectively)	(52)	(95)
Net change in unrealized gains (losses) on derivative instruments, net of tax	(278)	404
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($3) and ($3) tax effect, respectively)	(7)	(9)
Net change from defined benefit pension plans and other post employment benefits, net of tax	7	9
Other comprehensive income (loss), net of tax	(387)	952
Comprehensive income	$742	$2,005
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2025	2	$1,715	909	$9	$11,394	$9,060	$(1,371)	$(2,928)	$17,879	$31
Net income	—	—	—	—	—	490	—	—	490	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	636	636	—
Cash dividends declared	—	—	—	—	—	(226)	—	—	(226)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	(10)	—	(242)	—	—	—	(242)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	9	—	—	—	9	—
Other	—	—	—	—	—	—	—	9	9	6
BALANCE AT MARCH 31, 2025	2	$1,715	899	$9	$11,161	$9,299	$(1,371)	$(2,283)	$18,530	$37

BALANCE AT APRIL 1, 2025	2	$1,715	899	$9	$11,161	$9,299	$(1,371)	$(2,283)	$18,530	$37
Net income	—	—	—	—	—	563	—	—	563	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	316	316	—
Cash dividends declared	—	—	—	—	—	(224)	—	—	(224)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Redemption of Series D preferred stock	(1)	(346)	—	—	—	(4)	—	—	(350)	—
Impact of common stock share repurchases	—	—	(7)	—	(144)	—	—	—	(144)	—
Impact of common stock transactions under compensation plans, net	—	—	2	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	$3
BALANCE AT JUNE 30, 2025	1	$1,369	894	$9	$11,017	$9,609	$(1,371)	$(1,967)	$18,666	$40

BALANCE AT JANUARY 1, 2026	1	$1,369	868	$9	$10,366	$10,205	$(1,371)	$(1,535)	$19,043	$60
Net income	—	—	—	—	—	559	—	—	559	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(183)	(183)	—
Cash dividends declared	—	—	—	—	—	(227)	—	—	(227)	—
Preferred stock dividends	—	—	—	—	—	(20)	—	—	(20)	—
Impact of common stock share repurchases	—	—	(14)	—	(401)	—	—	—	(401)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	5
BALANCE AT MARCH 31, 2026	1	$1,369	854	$9	$9,973	$10,517	$(1,371)	$(1,718)	$18,779	$65

BALANCE AT APRIL 1, 2026	1	$1,369	854	$9	$9,973	$10,517	$(1,371)	$(1,718)	$18,779	$65
Net income	—	—	—	—	—	570	—	—	570	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(204)	(204)	—
Cash dividends declared	—	—	—	—	—	(226)	—	—	(226)	—
Preferred stock dividends	—	—	—	—	—	(21)	—	—	(21)	—
Impact of common stock share repurchases	—	—	(2)	—	(59)	—	—	—	(59)	—
Impact of common stock transactions under compensation plans, net	—	—	1	—	1	—	—	—	1	—
Other	—	—	—	—	—	—	—	—	—	6
BALANCE AT JUNE 30, 2026	1	$1,369	853	$9	$9,915	$10,840	$(1,371)	$(1,922)	$18,840	$71
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2026	2025
	(In millions)
Operating activities:
Net income	$1,129	$1,053
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	159	250
Depreciation, amortization and accretion, net	47	41
Securities (gains) losses, net	44	26
Deferred income tax expense (benefit)	142	17
Originations and purchases of loans held for sale	(3,307)	(2,491)
Proceeds from sales of loans held for sale	3,268	2,585
(Gain) loss on sale of loans, net	(18)	(23)
Net change in operating assets and liabilities:
Other earning assets	129	(66)
Interest receivable and other assets	(713)	611
Other liabilities	268	(353)
Other	88	(11)
Net cash from operating activities	1,236	1,639
Investing activities:
Proceeds from maturities of debt securities held to maturity	379	288
Proceeds from sales of debt securities available for sale	1,212	615
Proceeds from maturities of debt securities available for sale	1,654	1,558
Purchases of debt securities available for sale	(2,911)	(3,987)
Net (payments for) proceeds from bank-owned life insurance	7	3
Proceeds from sales of loans	110	190
Purchases of loans	(137)	(187)
Net change in loans	(3,733)	(274)
Purchases of mortgage servicing rights	(17)	(19)
Net purchases of other assets	(124)	(169)
Net cash from investing activities	(3,560)	(1,982)
Financing activities:
Net change in deposits	(418)	3,316
Net change in short-term borrowings	2,250	(500)
Proceeds from long-term borrowings	1,499	—
Payments on long-term borrowings	(1,000)	(750)
Cash dividends on common stock	(458)	(453)
Cash dividends on preferred stock	(41)	(50)
Payment for redemption of preferred stock	—	(350)
Repurchases of common stock	(460)	(386)
Taxes paid related to net share settlement of equity awards	(25)	(21)
Other	(4)	—
Net cash from financing activities	1,343	806
Net change in cash and cash equivalents	(981)	463
Cash and cash equivalents at beginning of year	10,907	10,712
Cash and cash equivalents at end of period	$9,926	$11,175
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
A summary of Regions’ tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss, is as follows:

	June 30, 2026	December 31, 2025
	(In millions)
Tax credit investments included in other assets	$1,772	$1,608
Unfunded tax credit commitments included in other liabilities	629	567
Loans and letters of credit commitments	734	643
Funded portion of loans and letters of credit commitments	409	328

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Tax credits and other tax benefits recognized (1)	$66	$58	$128	$112
Tax credit amortization expense included in income tax expense (1)	54	48	105	95
____
(1) Included within income tax expense on the consolidated statements of income and within operating activities on the consolidated statements of cash flows.

NOTE 3. DEBT SECURITIES
The amortized cost basis, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	June 30, 2026
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$5,822	$—	$(817)	$5,005	$1	$(87)	$4,919
Commercial agency	266	—	—	266	—	(5)	261
	$6,088	$—	$(817)	$5,271	$1	$(92)	$5,180

Debt securities available for sale:
U.S. Treasury securities	$2,057	$12	$(30)	$2,039			$2,039
Federal agency securities	539	3	(10)	532			532
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	18,288	156	(750)	17,694			17,694
Commercial agency	6,684	21	(171)	6,534			6,534
Commercial non-agency	165	—	(8)	157			157
Corporate and other debt securities	432	2	(4)	430			430
	$28,167	$194	$(973)	$27,388			$27,388

	December 31, 2025
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$6,103	$—	$(866)	$5,237	$37	$(53)	$5,221
Commercial agency	370	—	(1)	369	—	(6)	363
	$6,473	$—	$(867)	$5,606	$37	$(59)	$5,584

Debt securities available for sale:
U.S. Treasury securities	$2,313	$10	$(47)	$2,276			$2,276
Federal agency securities	544	6	(7)	543			543
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	18,820	244	(677)	18,387			18,387
Commercial agency	5,925	34	(130)	5,829			5,829
Commercial non-agency	91	—	(9)	82			82
Corporate and other debt securities	439	5	(3)	441			441
	$28,134	$299	$(873)	$27,560			$27,560
_________
(1)Debt securities held to maturity gross unrealized losses recognized in OCI resulted from transfers of securities available for sale.
The Company utilizes interest rate swap agreements to manage interest rate exposure on certain of the Company's fixed-rate prepayable and non-prepayable debt securities available for sale. See Note 9 for additional information.
Debt securities with carrying values of $21.1 billion at June 30, 2026 and $20.9 billion at December 31, 2025, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements.

The amortized cost basis and estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost Basis	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$5,822	$4,919
Commercial agency	266	261
	$6,088	$5,180
Debt securities available for sale:
Due in one year or less	$393	$391
Due after one year through five years	1,279	1,272
Due after five years through ten years	1,292	1,276
Due after ten years	66	64
Mortgage-backed securities:
Residential agency	18,288	17,694
Commercial agency	6,684	6,534
Commercial non-agency	165	157
	$28,167	$27,388
The following tables present gross unrealized losses and the related estimated fair value of debt securities available for sale at June 30, 2026 and December 31, 2025. All debt securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	June 30, 2026
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S Treasury securities	$1,152	$(13)	$537	$(17)	$1,689	$(30)
Federal agency securities	283	(3)	53	(7)	336	(10)
Mortgage-backed securities:
Residential agency	3,494	(40)	7,009	(710)	10,503	(750)
Commercial agency	3,708	(42)	1,807	(129)	5,515	(171)
Commercial non-agency	—	—	81	(8)	81	(8)
Corporate and other debt securities	161	(2)	73	(2)	234	(4)
	$8,798	$(100)	$9,560	$(873)	$18,358	$(973)

	December 31, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S. Treasury securities	$203	$(1)	$1,197	$(46)	$1,400	$(47)
Federal agency securities	—	—	57	(7)	57	(7)
Mortgage-backed securities:
Residential agency	—	—	8,498	(677)	8,498	(677)
Commercial agency	754	(3)	2,430	(127)	3,184	(130)
Commercial non-agency	—	—	82	(9)	82	(9)
Corporate and other debt securities	—	—	169	(3)	169	(3)
	$957	$(4)	$12,433	$(869)	$13,390	$(873)
The number of individual debt security positions in an unrealized loss position in the tables above increased to 1,193 at June 30, 2026 from 1,058 at December 31, 2025. The increase in the total amount of unrealized losses was impacted by changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. At June 30, 2026, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost bases, which may be at maturity.
The following table presents gross realized gains and gross realized losses on sales of debt securities available for sale:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Gross realized gains	$—	$—	$2	$1
Gross realized losses	(41)	(1)	(46)	(27)
Securities gains (losses), net	$(41)	$(1)	$(44)	$(26)
The cost of debt securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, including credit-related impairment, impairment identified by management was immaterial for the three and six months ended June 30, 2026 and 2025.
NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	June 30, 2026	December 31, 2025
	(In millions)
Commercial and industrial	$51,841	$48,790
Commercial real estate mortgage—owner-occupied	5,127	4,845
Commercial real estate construction—owner-occupied	267	263
Total commercial	57,235	53,898
Commercial investor real estate mortgage	7,896	7,172
Commercial investor real estate construction	2,073	1,934
Total investor real estate	9,969	9,106
Residential first mortgage	19,498	19,765
Home equity lines	3,241	3,232
Home equity loans	2,263	2,324
Consumer credit card	1,498	1,519
Other consumer	5,496	5,793
Total consumer	31,996	32,633
Total loans, net of unearned income	$99,200	$95,637

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2026	$781	$108	$638	$1,527
Provision for loan losses	17	2	45	64
Loan losses:
Charge-offs	(67)	—	(56)	(123)
Recoveries	9	—	12	21
Net loan losses	(58)	—	(44)	(102)
Allowance for loan losses, June 30, 2026	740	110	639	1,489
Reserve for unfunded credit commitments, April 1, 2026	87	14	19	120
Provision for unfunded credit commitments	1	1	2	4
Reserve for unfunded credit commitments, June 30, 2026	88	15	21	124
Allowance for credit losses, June 30, 2026	$828	$125	$660	$1,613

	Three Months Ended June 30, 2025
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2025	$745	$236	$632	$1,613
Provision for loan losses	62	—	50	112
Loan losses:
Charge-offs	(70)	(2)	(61)	(133)
Recoveries	10	—	10	20
Net loan losses	(60)	(2)	(51)	(113)
Allowance for loan losses, June 30, 2025	747	234	631	1,612
Reserve for unfunded credit commitments April 1, 2025	91	8	18	117
Provision for unfunded credit commitments	8	5	1	14
Reserve for unfunded credit commitments, June 30, 2025	99	13	19	131
Allowance for credit losses, June 30, 2025	$846	$247	$650	$1,743

	Six Months Ended June 30, 2026
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2026	$755	$120	$681	$1,556
Provision for (benefit from) loan losses	122	(10)	53	165
Loan losses:
Charge-offs	(155)	—	(119)	(274)
Recoveries	18	—	24	42
Net loan losses	(137)	—	(95)	(232)
Allowance for loan losses, June 30, 2026	740	110	639	1,489
Reserve for unfunded credit commitments, January 1, 2026	95	15	20	130
Provision for (benefit from) unfunded credit losses	(7)	—	1	(6)
Reserve for unfunded credit commitments, June 30, 2026	88	15	21	124
Allowance for credit losses, June 30, 2026	$828	$125	$660	$1,613

	Six Months Ended June 30, 2025
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2025	$743	$240	$630	$1,613
Provision for loan losses	111	18	106	235
Loan losses:
Charge-offs	(129)	(24)	(125)	(278)
Recoveries	22	—	20	42
Net loan losses	(107)	(24)	(105)	(236)
Allowance for loan losses, June 30, 2025	747	234	631	1,612
Reserve for unfunded credit commitments, January 1, 2025	91	7	18	116
Provision for unfunded credit losses	8	6	1	15
Reserve for unfunded credit commitments, June 30, 2025	99	13	19	131
Allowance for credit losses, June 30, 2025	$846	$247	$650	$1,743

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
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, by vintage year as of June 30, 2026 and December 31, 2025 and gross charge-offs by vintage year for the year to date periods ended June 30, 2026 and 2025. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals that are categorized as new credit decisions reflect the renewal date as the vintage date. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2025 for more information regarding Regions' credit quality indicators.

	June 30, 2026
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2026	2025	2024	2023	2022	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$5,459	$8,837	$4,646	$2,068	$2,662	$4,667	$21,935	$—	$(189)	$50,085
Special Mention	18	43	49	73	122	18	220	—	—	543
Substandard Accrual	51	169	17	166	65	9	324	—	—	801
Non-accrual	62	45	42	70	20	34	139	—	—	412
Total commercial and industrial	$5,590	$9,094	$4,754	$2,377	$2,869	$4,728	$22,618	$—	$(189)	$51,841

	June 30, 2026
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2026	2025	2024	2023	2022	Prior
	(In millions)
Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$508	$762	$665	$505	$665	$1,438	$178	$—	$(6)	$4,715
Special Mention	17	22	18	23	32	76	1	—	—	189
Substandard Accrual	4	52	15	13	29	45	4	—	—	162
Non-accrual	8	—	8	10	8	25	2	—	—	61
Total commercial real estate mortgage—owner-occupied:	$537	$836	$706	$551	$734	$1,584	$185	$—	$(6)	$5,127

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$31	$70	$27	$6	$28	$56	$13	$—	$—	$231
Special Mention	—	—	7	6	5	5	—	—	—	23
Substandard Accrual	—	6	—	5	—	—	—	—	—	11
Non-accrual	—	—	—	2	—	—	—	—	—	2
Total commercial real estate construction—owner-occupied:	$31	$76	$34	$19	$33	$61	$13	$—	$—	$267

Total commercial	$6,158	$10,006	$5,494	$2,947	$3,636	$6,373	$22,816	$—	$(195)	$57,235

Commercial investor real estate mortgage:
Risk rating:
Pass	$1,917	$2,112	$910	$535	$577	$229	$611	$—	$(8)	$6,883
Special Mention	54	43	32	47	55	1	6	—	—	238
Substandard Accrual	164	84	—	35	315	39	11	—	—	648
Non-accrual	31	41	25	—	24	1	5	—	—	127
Total commercial investor real estate mortgage	$2,166	$2,280	$967	$617	$971	$270	$633	$—	$(8)	$7,896

Commercial investor real estate construction:
Risk rating:
Pass	$220	$511	$313	$151	$—	$1	$735	$—	$(11)	$1,920
Special Mention	1	2	15	24	71	—	13	—	—	126
Substandard Accrual	—	—	—	16	—	—	11	—	—	27
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$221	$513	$328	$191	$71	$1	$759	$—	$(11)	$2,073

Total investor real estate	$2,387	$2,793	$1,295	$808	$1,042	$271	$1,392	$—	$(19)	$9,969

Residential first mortgage:
FICO scores:
Above 720	$736	$1,328	$1,014	$1,567	$2,374	$9,077	$—	$—	$—	$16,096
681-720	48	86	76	122	188	659	—	—	—	1,179
620-680	15	48	39	75	108	484	—	—	—	769
Below 620	1	27	60	102	170	695	—	—	—	1,055
Data not available	25	42	26	13	10	115	3	—	165	399
Total residential first mortgage	$825	$1,531	$1,215	$1,879	$2,850	$11,030	$3	$—	$165	$19,498

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,464	$60	—	$2,524
681-720	—	—	—	—	—	—	342	14	—	356
620-680	—	—	—	—	—	—	192	14	—	206
Below 620	—	—	—	—	—	—	113	10	—	123
Data not available	—	—	—	—	—	—	—	—	32	32
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,111	$98	$32	$3,241

	June 30, 2026
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2026	2025	2024	2023	2022	Prior
	(In millions)
Home equity loans:
FICO scores:
Above 720	$156	$294	$219	$177	$234	$667	$—	$—	$—	$1,747
681-720	28	47	40	28	31	75	—	—	—	249
620-680	10	21	20	18	19	64	—	—	—	152
Below 620	1	6	11	14	16	53	—	—	—	101
Data not available	—	—	—	—	—	—	—	—	14	14
Total home equity loans	$195	$368	$290	$237	$300	$859	$—	$—	$14	$2,263

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$855	$—	$—	$855
681-720	—	—	—	—	—	—	286	—	—	286
620-680	—	—	—	—	—	—	251	—	—	251
Below 620	—	—	—	—	—	—	124	—	—	124
Data not available	—	—	—	—	—	—	5	—	(23)	(18)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,521	$—	$(23)	$1,498

Other consumer(2):
FICO scores:
Above 720	$318	$571	$515	$717	$1,058	$616	$111	$—	$—	$3,906
681-720	51	106	87	115	185	106	60	—	—	710
620-680	25	59	50	69	138	78	49	—	—	468
Below 620	5	20	25	40	90	50	29	—	—	259
Data not available	62	4	3	4	11	134	—	—	(65)	153
Total other consumer	$461	$760	$680	$945	$1,482	$984	$249	$—	$(65)	$5,496

Total consumer loans	$1,481	$2,659	$2,185	$3,061	$4,632	$12,873	$4,884	$98	$123	$31,996

Total Loans	$10,026	$15,458	$8,974	$6,816	$9,310	$19,517	$29,092	$98	$(91)	$99,200

	December 31, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$9,993	$5,700	$2,683	$3,593	$1,866	$3,540	$19,167	$—	$254	$46,796
Special Mention	70	29	107	133	40	9	190	—	—	578
Substandard Accrual	159	30	184	137	5	13	414	—	—	942
Non-accrual	49	88	118	36	17	27	139	—	—	474
Total commercial and industrial	$10,271	$5,847	$3,092	$3,899	$1,928	$3,589	$19,910	$—	$254	$48,790

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$756	$706	$589	$735	$662	$1,000	$112	$—	$(5)	$4,555
Special Mention	4	18	7	28	29	18	1	—	—	105
Substandard Accrual	39	13	14	15	30	27	2	—	—	140
Non-accrual	1	4	2	10	12	16	—	—	—	45
Total commercial real estate mortgage—owner-occupied:	$800	$741	$612	$788	$733	$1,061	$115	$—	$(5)	$4,845

	December 31, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior
Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$75	$24	$29	$29	$23	$45	$14	$—	$—	$239
Special Mention	—	7	—	7	—	2	—	—	—	16
Substandard Accrual	6	—	—	—	—	—	—	—	—	6
Non-accrual	—	1	—	—	—	1	—	—	—	2
Total commercial real estate construction—owner-occupied:	$81	$32	$29	$36	$23	$48	$14	$—	$—	$263

Total commercial	$11,152	$6,620	$3,733	$4,723	$2,684	$4,698	$20,039	$—	$249	$53,898

Commercial investor real estate mortgage:
Risk rating:
Pass	$2,802	$806	$637	$960	$309	$180	$531	$—	$(6)	$6,219
Special Mention	144	—	59	135	1	1	—	—	—	340
Substandard Accrual	251	—	22	109	93	—	17	—	—	492
Non-accrual	—	49	—	27	—	4	41	—	—	121
Total commercial investor real estate mortgage	$3,197	$855	$718	$1,231	$403	$185	$589	$—	$(6)	$7,172

Commercial investor real estate construction:
Risk rating:
Pass	$321	$446	$276	$162	$—	$1	$660	$—	$(13)	$1,853
Special Mention	2	4	—	—	—	—	18	—	—	24
Substandard Accrual	—	—	—	42	—	—	15	—	—	57
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$323	$450	$276	$204	$—	$1	$693	$—	$(13)	$1,934

Total investor real estate	$3,520	$1,305	$994	$1,435	$403	$186	$1,282	$—	$(19)	$9,106

Residential first mortgage:
FICO scores:
Above 720	$1,270	$1,161	$1,734	$2,507	$3,690	$5,934	$—	$—	$—	$16,296
681-720	94	85	147	203	243	469	—	—	—	1,241
620-680	44	47	74	122	149	359	—	—	—	795
Below 620	13	46	104	164	163	545	—	—	—	1,035
Data not available	49	26	15	13	33	92	2	—	168	398
Total residential first mortgage	$1,470	$1,365	$2,074	$3,009	$4,278	$7,399	$2	$—	$168	$19,765

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,443	$61	—	$2,504
681-720	—	—	—	—	—	—	346	14	—	360
620-680	—	—	—	—	—	—	198	12	—	210
Below 620	—	—	—	—	—	—	117	9	—	126
Data not available	—	—	—	—	—	—	—	—	32	32
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,104	$96	$32	$3,232

Home equity loans:
FICO scores:
Above 720	$326	$254	$204	$255	$272	$488	$—	$—	$—	$1,799
681-720	53	46	32	39	31	57	—	—	—	258
620-680	19	22	18	21	21	50	—	—	—	151
Below 620	3	9	14	16	16	43	—	—	—	101
Data not available	—	—	—	—	—	—	—	—	15	15
Total home equity loans	$401	$331	$268	$331	$340	$638	$—	$—	$15	$2,324

	December 31, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$874	$—	$—	$874
681-720	—	—	—	—	—	—	286	—	—	286
620-680	—	—	—	—	—	—	246	—	—	246
Below 620	—	—	—	—	—	—	125	—	—	125
Data not available	—	—	—	—	—	—	6	—	(18)	(12)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,537	$—	$(18)	$1,519

Other consumer(2):
FICO scores:
Above 720	$717	$611	$802	$1,133	$340	$346	$113	$—	$—	$4,062
681-720	123	103	133	210	66	57	62	—	—	754
620-680	65	61	79	152	50	40	49	—	—	496
Below 620	16	27	46	104	33	26	31	—	—	283
Data not available	112	2	4	11	6	138	—	—	(75)	198
Total other consumer	$1,033	$804	$1,064	$1,610	$495	$607	$255	$—	$(75)	$5,793

Total consumer loans	$2,904	$2,500	$3,406	$4,950	$5,113	$8,644	$4,898	$96	$122	$32,633

Total Loans	$17,576	$10,425	$8,133	$11,108	$8,200	$13,528	$26,219	$96	$352	$95,637
________
(1)Other consists of amounts that are not accounted for at the loan level.
(2)Other consumer class includes overdrafts which are included in the current vintage year.
The following tables present gross charge-offs by vintage year for the six months ended June 30, 2026 and 2025.

	June 30, 2026
	Term Loans						Revolving Loans	Total
	2026	2025	2024	2023	2022	Prior
	(In millions)
Commercial and industrial	$11	$31	$20	$39	$13	$7	$33	$154
Commercial real estate mortgage—owner-occupied	—	—	—	—	—	1	—	$1
Total commercial	11	31	20	39	13	8	33	155
Residential first mortgage	—	—	—	—	1	—	—	1
Home equity lines	—	—	—	—	—	—	2	2
Consumer credit card	—	—	—	—	—	—	36	36
Other consumer(1)	15	13	7	9	18	12	6	80
Total consumer	15	13	7	9	19	12	44	119
Total gross charge-offs	$26	$44	$27	$48	$32	$20	$77	$274

	June 30, 2025
	Term Loans						Revolving Loans	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Commercial and industrial	$—	$16	$19	$38	$5	$2	$47	$127
Commercial real estate mortgage—owner-occupied	—	—	—	—	1	1	—	2
Total commercial	—	16	19	38	6	3	47	129
Commercial investor real estate mortgage	—	8	12	—	—	4	—	24
Total investor real estate	—	8	12	—	—	4	—	24
Residential first mortgage	—	—	—	1	—	—	—	1
Home equity lines	—	—	—	—	—	—	1	1
Consumer credit card	—	—	—	—	—	—	34	34
Other consumer(1)	14	15	14	23	9	9	5	89
Total consumer	14	15	14	24	9	9	40	125
Total gross charge-offs	$14	$39	$45	$62	$15	$16	$87	$278
______
(1)Other consumer class includes overdraft gross charge-offs. The majority of overdraft gross charge-offs for the six months ended June 30, 2026 and 2025 are included in the current vintage year.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of June 30, 2026 and December 31, 2025. Loans on non-accrual status with no related allowance totaled $114 million at June 30, 2026 and were comprised of commercial and investor real estate loans, and totaled $109 million at December 31, 2025 and were comprised of commercial loans. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	June 30, 2026
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$45	$16	$4	$65	$51,429	$412	$51,841
Commercial real estate mortgage—owner-occupied	12	3	1	16	5,066	61	5,127
Commercial real estate construction—owner-occupied	—	—	—	—	265	2	267
Total commercial	57	19	5	81	56,760	475	57,235
Commercial investor real estate mortgage	38	—	—	38	7,769	127	7,896
Commercial investor real estate construction	—	—	—	—	2,073	—	2,073
Total investor real estate	38	—	—	38	9,842	127	9,969
Residential first mortgage	113	68	191	372	19,465	33	19,498
Home equity lines	15	7	13	35	3,216	25	3,241
Home equity loans	9	5	8	22	2,255	8	2,263
Consumer credit card	12	8	21	41	1,498	—	1,498
Other consumer	43	21	20	84	5,496	—	5,496
Total consumer	192	109	253	554	31,930	66	31,996
	$287	$128	$258	$673	$98,532	$668	$99,200

	December 31, 2025
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$39	$16	$6	$61	$48,316	$474	$48,790
Commercial real estate mortgage—owner-occupied	4	2	—	6	4,800	45	4,845
Commercial real estate construction—owner-occupied	—	—	—	—	261	2	263
Total commercial	43	18	6	67	53,377	521	53,898
Commercial investor real estate mortgage	—	—	—	—	7,051	121	7,172
Commercial investor real estate construction	—	—	—	—	1,934	—	1,934
Total investor real estate	—	—	—	—	8,985	121	9,106
Residential first mortgage	128	82	184	394	19,740	25	19,765
Home equity lines	19	6	15	40	3,208	24	3,232
Home equity loans	11	4	8	23	2,317	7	2,324
Consumer credit card	12	10	22	44	1,519	—	1,519
Other consumer	51	24	24	99	5,793	—	5,793
Total consumer	221	126	253	600	32,577	56	32,633
	$264	$144	$259	$667	$94,939	$698	$95,637
At June 30, 2026 and December 31, 2025, the Company had collateral-dependent commercial loans of $249 million and $337 million, respectively. At June 30, 2026 and December 31, 2025, the Company had collateral-dependent investor real estate loans of $122 million and $121 million, respectively. The collateral for commercial and investor real estate loans generally consists of all business assets including real estate, receivables and equipment. At June 30, 2026 and December 31, 2025, the Company had collateral-dependent residential mortgage and home equity loans and lines totaling $149 million and $127 million, respectively. The collateral for these loans consists of residential real estate. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional details for the criteria of collateral-dependent loans.

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
For each portfolio segment and class, the following tables present the end of period balances of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification in the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$10	0.02%	$—	—%	$—	—%	$10	0.02%
Commercial real estate mortgage—owner-occupied	3	0.07%	—	—%	—	—%	3	0.07%
Total commercial	13	0.02%	—	—%	—	—%	13	0.02%
Residential first mortgage	43	0.22%	2	0.01%	11	0.06%	56	0.29%
Home equity lines	1	0.02%	—	—%	2	0.05%	3	0.07%
Home equity loans	1	0.03%	—	—%	1	0.05%	2	0.09%
Total consumer	45	0.14%	2	—%	14	0.04%	61	0.19%
Total	$58	0.06%	$2	—%	$14	0.01%	$74	0.07%

	Three Months Ended June 30, 2025
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$35	0.07%	$10	0.02%	$—	—%	$45	0.09%
Commercial real estate mortgage—owner-occupied	2	0.03%	—	—%	—	—%	2	0.03%
Total commercial	37	0.07%	10	0.02%	—	—%	47	0.09%
Commercial investor real estate mortgage	109	1.56%	—	—%	—	—%	109	1.56%
Total investor real estate	109	1.19%	—	—%	—	—%	109	1.19%
Residential first mortgage	60	0.30%	2	0.01%	3	0.02%	65	0.33%
Home equity lines	—	0.01%	—	—%	1	0.04%	1	0.05%
Home equity loans	1	0.06%	—	—%	2	0.06%	3	0.12%
Total consumer	61	0.19%	2	0.01%	6	0.02%	69	0.21%
Total	$207	0.21%	$12	0.01%	$6	0.01%	$225	0.23%

	Six Months Ended June 30, 2026
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Term Extension and Payment Deferral		Other		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$12	0.02%	$—	—%	$—	—%	$19	0.04%	$—	—%	$31	0.06%
Commercial real estate mortgage—owner-occupied	25	0.48%	—	—%	—	—%	—	—%	3	0.07%	28	0.54%
Total commercial	37	0.07%	—	—%	—	—%	19	0.03%	3	0.01%	59	0.10%
Residential first mortgage	69	0.36%	2	0.01%	17	0.09%	—	—%	—	—%	88	0.46%
Home equity lines	1	0.02%	—	—%	3	0.09%	—	—%	—	—%	4	0.11%
Home equity loans	2	0.07%	—	—%	3	0.12%	—	—%	—	—%	5	0.20%
Total consumer	72	0.22%	2	0.01%	23	0.07%	—	—%	—	—%	97	0.30%
Total	$109	0.11%	$2	—%	$23	0.02%	$19	0.02%	$3	—%	$156	0.16%

	Six Months Ended June 30, 2025
	Term Extension		Interest Rate Reduction		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$85	0.17%	$4	0.01%	$10	0.02%	$—	—%	$99	0.20%
Commercial real estate mortgage—owner-occupied	2	0.04%	—	—%	—	—%	—	—%	2	0.04%
Total commercial	87	0.16%	4	0.01%	10	0.02%	—	—%	101	0.18%
Commercial investor real estate mortgage	133	1.92%	—	—%	—	—%	—	—%	133	1.92%
Total investor real estate	133	1.46%	—	—%	—	—%	—	—%	133	1.46%
Residential first mortgage	117	0.58%	—	—%	3	0.02%	9	0.04%	129	0.64%
Home equity lines	1	0.02%	—	—%	—	—%	3	0.10%	4	0.12%
Home equity loans	2	0.09%	—	—%	—	—%	3	0.12%	5	0.21%
Total consumer	120	0.36%	—	—%	3	0.01%	15	0.05%	138	0.42%
Total	$340	0.35%	$4	—%	$13	0.01%	$15	0.02%	$372	0.38%

______
(1) Amounts calculated based upon whole dollar values.
The end of period balance of unfunded commitments related to modifications to troubled borrowers was immaterial at June 30, 2026 and totaled $124 million at December 31, 2025.

The following tables present the financial impact of modifications to troubled borrowers during the three and six months ended June 30, 2026 and 2025 by class of financing receivable and the type of modification. The tables include new modifications to troubled borrowers, as well as renewals of existing modifications to troubled borrowers.

	Three Months Ended June 30, 2026
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	0.83	—	—	—
Commercial real estate mortgage—owner-occupied	0.58	—	—	—
Residential first mortgage	8	0.67	4	1%
Home equity lines	24	—	25	2%
Home equity loans	11	—	14	2%

	Three Months Ended June 30, 2025
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	1.17	0.25	—	—
Commercial real estate mortgage—owner-occupied	1.58	—	—	—
Commercial investor real estate mortgage	0.67	—	—	—
Residential first mortgage	7	0.67	6	1%
Home equity lines	—	—	29	1%
Home equity loans	12	—	21	3%

	Six Months Ended June 30, 2026
	Term Extension	Term Extension and Interest Rate Modification		Term Extension and Payment Deferral		Payment Deferral
	Weighted-Average Term Extension	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Payment Deferral
	(In years, except for percentage data)
Commercial and industrial	0.83	—	—	2	4	—
Commercial real estate mortgage—owner-occupied	0.75	—	—	—	—	—
Residential first mortgage	7	4	1%	—	—	0.75
Home equity lines	24	24	2%	—	—	—
Home equity loans	9	16	2%	—	—	—
____
(1) During the six months ended June 30, 2026, the Company had an other modification in commercial real estate mortgage which had an immaterial financial effect.

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

The following tables include the end of period balances of aging and non-accrual performance for modifications to troubled borrowers modified in the previous twelve-month period by portfolio segment and class as of June 30, 2026 and 2025.

	June 30, 2026
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$31	$1	$—	$86	$118
Commercial real estate mortgage—owner-occupied	23	—	—	5	28
Total commercial	54	1	—	91	146
Commercial investor real estate mortgage	27	—	—	—	27
Total investor real estate	27	—	—	—	27
Residential first mortgage	127	26	20	6	179
Home equity lines	5	—	—	1	6
Home equity loans	6	1	—	2	9
Total consumer	138	27	20	9	194
	$219	$28	$20	$100	$367

	June 30, 2025
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$79	$—	$—	$45	$124
Commercial real estate mortgage—owner-occupied	2	—	—	1	3
Total commercial	81	—	—	46	127
Commercial investor real estate mortgage	111	—	—	89	200
Total investor real estate	111	—	—	89	200
Residential first mortgage	155	32	11	6	204
Home equity lines	9	1	—	1	11
Home equity loans	8	—	—	3	11
Total consumer	172	33	11	10	226
	$364	$33	$11	$145	$553
For modifications to troubled borrowers, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified as non-accrual status during the reporting period. Subsequent defaults of the loans restructured as a modification to a troubled borrower during the three and six months ended June 30, 2026 that were restructured as modifications to troubled borrowers during the previous twelve months had period-end balances of $32 million and $70 million, respectively. Subsequent default of loans restructured as a modification to a troubled borrower during the three and six months ended June 30, 2025 that were restructured as modifications to troubled borrowers during the previous twelve months had period-end balances of $23 million and $48 million, respectively.

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Carrying value, beginning of period	$954	$979	$970	$1,007
Additions	11	7	20	12
Purchases (1)	13	14	17	19
Increase (decrease) in fair value (2):
Due to change in valuation inputs or assumptions	5	16	6	6
Economic amortization associated with borrower repayments (3)	(25)	(28)	(55)	(56)
Carrying value, end of period	$958	$988	$958	$988
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	June 30
	2026	2025
	(Dollars in millions)
Unpaid principal balance	$63,258	$66,249
Weighted-average CPR (%)	7.4%	7.4%
Estimated impact on fair value of a 10% increase	$(38)	$(36)
Estimated impact on fair value of a 20% increase	$(72)	$(69)
Option-adjusted spread (basis points)	496	496
Estimated impact on fair value of a 10% increase	$(21)	$(22)
Estimated impact on fair value of a 20% increase	$(42)	$(45)
Weighted-average coupon interest rate	3.9%	3.9%
Weighted-average remaining maturity (months)	286	293
Weighted-average servicing fee (basis points)	27.8	27.5
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $45 million and $47 million for the three months ended June 30, 2026 and 2025, respectively and $91 million and $94 million for the six months ended June 30, 2026 and 2025, respectively.
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
The table below presents an analysis of commercial MSRs through non-DUS agency programs under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Carrying value, beginning of period	$93	$94	$93	$97
Additions	3	2	8	4
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	2	1	2	—
Economic amortization associated with borrower repayments (2)	(5)	(4)	(10)	(8)
Carrying value, end of period	$93	$93	$93	$93
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to commercial MSRs through non-DUS agency programs (excluding related derivative instruments) are as follows:

	June 30
	2026	2025
	(Dollars in millions)
Unpaid principal balance	$8,528	$7,578
Weighted-average CPR (%)	7.9%	7.2%
Estimated impact on fair value of a 10% increase	$(2)	$(2)
Estimated impact on fair value of a 20% increase	$(3)	$(3)
Weighted-average discount rate (%)	8.2%	8.2%
Estimated impact on fair value of a 10% increase	$(3)	$(3)
Estimated impact on fair value of a 20% increase	$(5)	$(5)
Weighted-average coupon interest rate	5.0%	4.8%
Weighted-average remaining maturity (months)	141	148
Weighted-average servicing fee (basis points)	23.8	25.3
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of commercial mortgage loans through non-DUS agency programs totaled $6 million and $7 million for the three months ended June 30, 2026 and 2025, and $13 million for both the six months ended June 30, 2026 and 2025.

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
The table below presents an analysis of commercial DUS MSRs under the amortization measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Carrying value, beginning of period	$86	$91	$89	$90
Additions	—	5	2	10
Economic amortization associated with borrower repayments (1)	(4)	(5)	(9)	(9)
Carrying value, end of period	$82	$91	$82	$91
________
(1)Economic amortization associated with borrower repayments includes both total loan payoffs as well as partial paydowns.
Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS MSRs was approximately $111 million at June 30, 2026 and $113 million at December 31, 2025.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $6 million for both the three months ended June 30, 2026 and 2025, and $13 million for both the six months ended June 30, 2026 and 2025, respectively.
NOTE 6. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										June 30, 2026	December 31, 2025
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series C	4/30/2019	5/15/2029	5.700%	(2)	$500	1,000	25	1/40th	500,000	$490	$490
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
Series F	7/29/2024	9/15/2029	6.950%	(3)	500	1,000	25	1/40th	500,000	489	489
					$1,400				1,400,000	$1,369	$1,369
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
The Board declared a total of $41 million and $50 million in cash dividends on preferred stock in the six months ended June 30, 2026 and 2025, respectively.
In the event Series C, Series E or Series F preferred shares are redeemed in full at their respective liquidation amounts, $10 million, $10 million, or $11 million in excess of the redemption amount over the carrying amount will be recognized, respectively. These excess amounts represent issuance costs that were recorded as reductions to preferred stock, including related surplus, and will be recorded as reductions to net income available to common shareholders.

COMMON STOCK
The Company's SCB is floored at 2.5 percent from the fourth quarter of 2025 through the third quarter of 2026. In the second quarter of 2026, the FRB released the results of its annual stress test, which indicated that Regions exceeded all minimum capital requirements. However, the FRB will not update SCB requirements based on the 2026 stress testing cycle due to outstanding regulatory proposals intended to enhance the transparency and public accountability of its annual stress tests and related models. Accordingly, Regions' SCB will remain floored at 2.5 percent through the third quarter of 2027.
On December 10, 2025, the Board authorized the repurchase of up to $3.0 billion of the Company's common stock for the period beginning January 1, 2026 and extending through December 31, 2027. As of June 30, 2026, Regions had repurchased approximately 16 million shares of common stock at a total cost of $460 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Regions declared $0.265 per common share in cash dividends for both the first and second quarter of 2026, totaling $0.53 per common share for the first six months of 2026 as compared to $0.25 per common share for first and second quarter of 2025 totaling $0.50 per common share for the first six months of 2025.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(2,302)	$584	$(1,718)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(843)	$213	$(630)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	26	(7)	19
Ending balance	$(817)	$206	$(611)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(726)	$184	$(542)
Unrealized gains (losses) arising during the period	(94)	24	(70)
Reclassification adjustments for securities (gains) losses realized in net income (3)	41	(10)	31
Change in AOCI from securities available for sale activity in the period	(53)	14	(39)
Ending balance	$(779)	$198	$(581)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(213)	$54	$(159)
Unrealized gains (losses) on derivative instruments arising during the period	(284)	72	(212)
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	34	(9)	25
Change in AOCI from derivative activity in the period	(250)	63	(187)
Ending balance	$(463)	$117	$(346)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(520)	$133	$(387)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	5	(2)	3
Ending balance	$(515)	$131	$(384)

Total other comprehensive income (loss)	(272)	68	(204)
Total accumulated other comprehensive income (loss), end of period	$(2,574)	$652	$(1,922)

	Three Months Ended June 30, 2025
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,053)	$770	$(2,283)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(875)	$219	$(656)
Unrealized gains (losses) on securities transferred from available for sale during the period	(74)	19	(55)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	43	(11)	32
Change in AOCI from securities held to maturity activity in the period	(31)	8	(23)
Ending balance	$(906)	$227	$(679)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(1,322)	$333	$(989)
Unrealized (gains) losses on securities transferred to held to maturity during the period	74	(19)	55
Unrealized gains (losses) arising during the period	170	(43)	127
Reclassification adjustments for securities (gains) losses realized in net income (3)	1	—	1
Change in AOCI from securities available for sale activity in the period	245	(62)	183
Ending balance	$(1,077)	$271	$(806)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(323)	$82	$(241)
Unrealized gains (losses) on derivative instruments arising during the period	142	(36)	106
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	60	(15)	45
Change in AOCI from derivative activity in the period	202	(51)	151
Ending balance	$(121)	$31	$(90)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(542)	$136	$(406)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	6	(1)	5
Ending balance	$(536)	$135	$(401)

Total other comprehensive income (loss)	422	(106)	316
Total accumulated other comprehensive income (loss), end of period	$(2,631)	$664	$(1,967)

	Six Months Ended June 30, 2026
	Pre-tax AOCI Activity	Tax Effect and Other (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(2,057)	$522	$(1,535)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(867)	$219	$(648)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	50	(13)	37
Ending balance	$(817)	$206	$(611)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(574)	$146	$(428)
Unrealized gains (losses) arising during the period	(249)	63	(186)
Reclassification adjustments for securities (gains) losses realized in net income (3)	44	(11)	33
Change in AOCI from securities available for sale activity in the period	(205)	52	(153)
Ending balance	$(779)	$198	$(581)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(91)	$23	$(68)
Unrealized gains (losses) on derivative instruments arising during the period	(442)	112	(330)
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	70	(18)	52
Change in AOCI from derivative activity in the period	(372)	94	(278)
Ending balance	$(463)	$117	$(346)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(525)	$134	$(391)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	10	(3)	7
Ending balance	$(515)	$131	$(384)

Total other comprehensive income (loss)	(517)	130	(387)
Total accumulated other comprehensive income (loss), end of period	$(2,574)	$652	$(1,922)

	Six Months Ended June 30, 2025
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,912)	$984	$(2,928)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(744)	$188	$(556)
Unrealized gains (losses) on securities transferred from available for sale during the period	(227)	57	(170)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	65	(18)	47
Change in AOCI from securities held to maturity activity in the period	(162)	39	(123)
Ending balance	$(906)	$227	$(679)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(1,958)	$490	$(1,468)
Unrealized (gains) losses on securities transferred to held to maturity during the period	227	(57)	170
Unrealized gains (losses) arising during the period	628	(156)	472
Reclassification adjustments for securities (gains) losses realized in net income (3)	26	(6)	20
Change in AOCI from securities available for sale activity in the period	881	(219)	662
Ending balance	$(1,077)	$271	$(806)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(662)	$168	$(494)
Unrealized gains (losses) on derivative instruments arising during the period	414	(105)	309
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	127	(32)	95
Change in AOCI from derivative activity in the period	541	(137)	404
Ending balance	$(121)	$31	$(90)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(548)	$138	$(410)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	12	(3)	9
Ending balance	$(536)	$135	$(401)

Total other comprehensive income (loss)	1,272	(320)	952
Other	9	—	9
Total accumulated other comprehensive income (loss), end of period	$(2,631)	$664	$(1,967)

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

NOTE 7. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(In millions, except per share data)
Numerator:
Net income	$570	$563	$1,129	$1,053
Preferred stock dividends and other (1)	(21)	(29)	(41)	(54)
Net income available to common shareholders	$549	$534	$1,088	$999
Denominator:
Weighted-average common shares outstanding—basic	$854	$898	$858	$902
Potential common shares	3	2	4	3
Weighted-average common shares outstanding—diluted	$857	$900	$862	$905
Earnings per common share:
Basic	$0.64	$0.59	$1.27	$1.11
Diluted	$0.64	$0.59	$1.26	$1.10
______
(1) Preferred stock dividends and other for the three and six months ended June 30, 2025 included $4 million of issuance costs associated with the redemption of Series D preferred shares in the second quarter of 2025.
The effects from the assumed exercise of restricted stock units totaling 4 million and 3 million for the three and six months ended June 30, 2026, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
The effects from the assumed exercise of restricted stock units totaling 5 million and 4 million for the three and six months ended June 30, 2025, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension (benefit) cost included the following components:

	Three Months Ended June 30
	Qualified Plans		Non-qualified Plans		Total
	2026	2025	2026	2025	2026	2025
	(In millions)
Service cost	$4	$5	$—	$—	$4	$5
Interest cost	19	20	—	1	19	21
Expected return on plan assets	(33)	(31)	—	—	(33)	(31)
Amortization of actuarial loss	5	6	—	—	5	6
Net periodic pension (benefit) cost	$(5)	$—	$—	$1	$(5)	$1

	Six Months Ended June 30
	Qualified Plans		Non-qualified Plans		Total
	2026	2025	2026	2025	2026	2025
	(In millions)
Service cost	$9	$10	$—	$—	$9	$10
Interest cost	37	40	1	2	38	42
Expected return on plan assets	(66)	(62)	—	—	(66)	(62)
Amortization of actuarial loss	9	11	1	1	10	12
Net periodic pension (benefit) cost	$(11)	$(1)	$2	$3	$(9)	$2
The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions to qualified plans during the first six months of 2026.

Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the six months ended June 30, 2026 or 2025.
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments:

	June 30, 2026			December 31, 2025
	Notional Amount(1)	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$39,298	$8	$466	$39,918	$80	$196
Interest rate options	3,000	10	9	2,000	2	1
Total derivatives in cash flow hedging relationships	42,298	18	475	41,918	82	197
Derivatives in fair value hedging relationships:
Interest rate swaps	10,162	81	54	8,067	23	73
Total derivatives designated as hedging instruments	$52,460	$99	$529	$49,985	$105	$270
Derivatives not designated as hedging instruments:
Interest rate swaps	$95,826	$1,071	$1,054	$93,891	$1,023	$996
Interest rate options	11,938	22	16	10,674	14	6
Interest rate futures and forward commitments	1,602	8	1	1,537	8	1
Other contracts	15,482	276	257	15,051	185	172
Total derivatives not designated as hedging instruments	$124,848	$1,377	$1,328	$121,153	$1,230	$1,175
Total derivatives	$177,308	$1,476	$1,857	$171,138	$1,335	$1,445

Total gross derivative instruments, before netting		$1,476	$1,857		$1,335	$1,445
Less: Netting adjustments (2)		1,285	1,210		1,120	964
Total gross derivative instruments, after netting		$191	$647		$215	$481
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. Includes accrued interest as applicable. The table reflects net notional presentation and gross asset and liability presentation to capture the economic impact of the trades.
(2)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements, and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral. Cash collateral, all of which is included as a netting adjustment, totaled $97 million and $83 million for derivative assets at June 30, 2026 and December 31, 2025, respectively. Cash collateral totaled $110 million and $123 million for derivative liabilities at June 30, 2026 and December 31, 2025, respectively.
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
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay SOFR interest rate swaps and interest rate options. As of June 30, 2026, Regions was hedging its exposure to the variability in future cash flows into 2035.
As of June 30, 2026, cash flow hedges were held at a pre-tax net loss of $463 million, which includes pre-tax net losses of $18 million related to terminated cash flow floors and swaps. Regions expects to reclassify into earnings approximately $181 million in pre-tax losses due to the net receipt/payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $3 million in pre-tax net loss related to the amortization of terminated cash flow floors and swaps.

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
The following tables present the effect of fair value hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	Three Months Ended June 30, 2026
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$305	$(52)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$1	$(4)
Recognized on derivatives	54	(4)
Recognized on hedged items	(54)	4
Income (expense) recognized on fair value hedges	$1	$(4)

	Three Months Ended June 30, 2025
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$286	$(77)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$5	$(7)
Recognized on derivatives	(33)	9
Recognized on hedged items	33	(9)
Income (expense) recognized on fair value hedges	$5	$(7)

	Six Months Ended June 30, 2026
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$603	$(104)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$2	$(9)
Recognized on derivatives	83	(2)
Recognized on hedged items	(83)	2
Income (expense) recognized on fair value hedges	$2	$(9)

	Six Months Ended June 30, 2025
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$552	$(162)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$8	$(21)
Recognized on derivatives	(79)	34
Recognized on hedged items	79	(34)
Income (expense) recognized on fair value hedges	$8	$(21)

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	June 30, 2026		December 31, 2025
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Amortized Cost Basis of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Amortized Cost Basis of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale	$9,023	$(81)	$9,325	$—
Long-term borrowings	(3,345)	54	(2,348)	52
Included in the amortized cost basis and hedge accounting basis adjustment of fair value hedges of debt securities available for sale are hedges designated under the portfolio layer method. At June 30, 2026 and December 31, 2025, the Company designated $3.5 billion and $2.5 billion, respectively, as the hedged amount from a closed portfolio of prepayable financial assets with a carrying amount of $6.3 billion and $6.1 billion, respectively. At June 30, 2026, the hedge accounting basis adjustment on active portfolio layer hedges reduced the carrying amount by $57 million.
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
The following table presents the location and amount of gain recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2026	2025	2026	2025
	(In millions)
Capital markets income:
Interest rate swaps	$11	$5	$21	$11
Interest rate options	6	13	13	21
Interest rate futures and forward commitments	4	5	7	8
Other contracts	(2)	(19)	5	(21)
Total capital markets income	19	4	46	19
Mortgage income:
Interest rate swaps	(10)	(4)	(10)	12
Interest rate options	(1)	(1)	(1)	—
Interest rate futures and forward commitments	(3)	1	—	—
Total mortgage income	(14)	(4)	(11)	12
	$5	$—	$35	$31

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
Regions’ maximum potential amount of future payments under these contracts as of June 30, 2026 was approximately $631 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2026 and 2025 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position totaled $51 million and $54 million at June 30, 2026 and December 31, 2025, respectively, for which Regions had posted collateral of $47 million and $51 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$2,039	$—	$—	$2,039	$2,276	$—	$—	$2,276
Federal agency securities	—	532	—	532	—	543	—	543
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities:
Residential agency	—	17,694	—	17,694	—	18,387	—	18,387
Commercial agency	—	6,534	—	6,534	—	5,829	—	5,829
Commercial non-agency	—	157	—	157	—	82	—	82
Corporate and other debt securities	—	428	2	430	—	439	2	441
Total debt securities available for sale	$2,039	$25,347	$2	$27,388	$2,276	$25,282	$2	$27,560
Loans held for sale	$—	$299	$1	$300	$—	$290	$—	$290
Marketable equity securities in other earning assets	$759	$—	$—	$759	$946	$—	$—	$946
Residential mortgage servicing rights	$—	$—	$958	$958	$—	$—	$970	$970
Commercial mortgage servicing rights through non-DUS agency programs	$—	$—	$93	$93	$—	$—	$93	$93
Derivative assets (2):
Interest rate swaps	$—	$1,160	$—	$1,160	$—	$1,126	$—	$1,126
Interest rate options	—	26	6	32	—	10	6	16
Interest rate futures and forward commitments	—	8	—	8	—	8	—	8
Other contracts	5	271	—	276	1	184	—	185
Total derivative assets	$5	$1,465	$6	$1,476	$1	$1,328	$6	$1,335
Derivative liabilities (2):
Interest rate swaps	$—	$1,574	$—	$1,574	$—	$1,265	$—	$1,265
Interest rate options	—	25	—	25	—	7	—	7
Interest rate futures and forward commitments	—	1	—	1	—	1	—	1
Other contracts	2	255	—	257	—	172	—	172
Total derivative liabilities	$2	$1,855	$—	$1,857	$—	$1,445	$—	$1,445
Securities sold, but not yet purchased	$129	$—	$—	$129	$19	$—	$—	$19
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
Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. See Note 5 for analyses of activity related to the MSRs for three and six months ended June 30, 2026 and 2025.
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
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2026 and December 31, 2025. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at June 30, 2026 and December 31, 2025 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	June 30, 2026
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential MSR (1)	$958	Discounted cash flow	Weighted-average CPR (%)	4.4% - 14.8% (7.4%)
			OAS (%)	4.7% - 8.0% (5.0%)
Commercial MSR through non-DUS agency programs (1)	$93	Discounted cash flow	Weighted-average CPR (%)	7.6% - 7.9% (7.9%)
			Discount rate (%)	8.0% - 10.0% (8.2%)
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
FAIR VALUE OPTION
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale. At June 30, 2026, the aggregate fair value of these loans totaled $298 million compared to aggregate unpaid principal of $293 million. At December 31, 2025, the aggregate fair value of these loans totaled $266 million compared to aggregate unpaid principal of $259 million.
Interest income on residential first mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. Net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three and six months ended June 30, 2026 and 2025, were immaterial. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both June 30, 2026 and December 31, 2025.
FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE
For financial instruments not recorded at fair value, estimates of fair value are based on relevant market data and information about the instruments. The following tables present the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments not recorded at fair value as of June 30, 2026 and December 31, 2025.

	June 30, 2026					December 31, 2025
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)					(In millions)
Financial assets:
Cash and cash equivalents	$9,926	$9,926	$9,926	$—	$—	$10,907	$10,907	$10,907	$—	$—
Debt securities held to maturity	5,271	5,180	—	5,180	—	5,606	5,584	—	5,584	—
Loans held for sale	291	291	—	287	4	221	221	—	221	—
Loans, net of unearned income and allowance for loan losses(2)(3)	97,711	95,305	—	—	95,305	94,081	92,119	—	—	92,119
Other earning assets	815	815	—	815	—	757	757	—	757	—
Financial liabilities:
Deposits with no stated maturity(4)	117,790	117,790	—	117,790	—	117,240	117,240	—	117,240	—
Time deposits(4)	12,920	12,895	—	12,895	—	13,888	13,874	—	13,874	—
Short-term borrowings	3,000	3,000	—	3,000	—	750	750	—	750	—
Long-term borrowings	4,628	4,769	—	4,768	1	4,134	4,309	—	4,308	1
Loan commitments and letters of credit	165	165	—	—	165	164	164	—	—	164
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at June 30, 2026 was $2.4 billion or 2.5 percent. The fair value discount on the loan portfolio's net carrying amount at December 31, 2025 was $2.0 billion or 2.1 percent.
(3)At June 30, 2026, the carrying value and estimated fair value of loans include the sales-type, direct financing and leveraged leases. Prior period amounts were conformed accordingly.
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
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised and the prior periods updated to reflect these enhancements. Accordingly, the prior periods may be updated to reflect these enhancements. In the first quarter of 2026, the Company changed its provision for credit losses allocation methodology from expected losses to net charge-offs. For each business segment, the provision for (benefit from) credit losses represents net charge-offs, with any portion of the provision that is greater than or less than net charge-offs reported within the Other segment.

The following tables present financial information, including non-interest income disaggregated by major product category, for each reportable segment:

	Three Months Ended June 30, 2026
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$483	$748	$46	$—	$1,277
Provision for (benefit from) credit losses	51	51	—	(34)	68
Non-interest income:
Service charges on deposit accounts	66	100	1	—	167
Card and ATM fees	11	115	—	—	126
Investment management and trust fee income	—	—	97	—	97
Capital markets income	84	—	—	—	84
Mortgage income	—	33	—	—	33
Investment services fee income	—	—	53	—	53
Commercial credit fee income	28	—	—	—	28
Bank-owned life insurance	—	—	—	24	24
Securities gains (losses), net	—	—	—	(41)	(41)
Market value adjustments on employee benefit assets	—	—	—	24	24
Other miscellaneous income (loss)	53	17	2	(37)	35
Total non-interest income (loss)	242	265	153	(30)	630
Non-interest expense:
Salaries and employee benefits	143	208	76	270	697
Equipment and software expense	6	22	1	78	107
Net occupancy expense	7	56	3	7	73
Other expenses (benefits) (1)	172	346	48	(322)	244
Total non-interest expense	328	632	128	33	1,121
Income (loss) before income taxes	346	330	71	(29)	718
Income tax expense (benefit)	86	82	18	(38)	148
Net income	$260	$248	$53	$9	$570
Average assets	$73,240	$36,658	$2,288	$49,051	$161,237

	Three Months Ended June 30, 2025
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$474	$742	$43	$—	$1,259
Provision for credit losses	56	58	—	12	126
Non-interest income (loss):
Service charges on deposit accounts	60	90	1	—	151
Card and ATM fees	11	114	—	—	125
Investment management and trust fee income	—	—	90	—	90
Capital markets income	83	—	—	—	83
Mortgage income	—	48	—	—	48
Investment services fee income	—	—	43	—	43
Commercial credit fee income	29	—	—	—	29
Bank-owned life insurance	—	—	—	24	24
Securities gains (losses), net	—	—	—	(1)	(1)
Market value adjustments on employee benefit assets	—	—	—	16	16
Other miscellaneous income (loss)	42	20	1	(25)	38
Total non-interest income	225	272	135	14	646
Non-interest expense:
Salaries and employee benefits	137	195	67	259	658
Equipment and software expense	5	24	1	74	104
Net occupancy expense	7	55	3	7	72
Other expenses (benefits) (1)	162	328	51	(302)	239
Total non-interest expense	311	602	122	38	1,073
Income (loss) before income taxes	332	354	56	(36)	706
Income tax expense (benefit)	83	88	13	(41)	143
Net income	$249	$266	$43	$5	$563
Average assets	$69,768	$37,502	$2,112	$48,592	$157,974

	Six Months Ended June 30, 2026
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$956	$1,477	$92	$—	$2,525
Provision for (benefit from) credit losses	122	108	—	$(71)	159
Non-interest income (loss):
Service charges on deposit accounts	132	196	2	—	330
Card and ATM fees	23	220	—	—	243
Investment management and trust fee income	—	—	189	—	189
Capital markets income	167	1	—	—	168
Mortgage income	—	65	—	—	65
Investment services fee income	—	—	102	—	102
Commercial credit fee income	57	1	—	—	58
Bank-owned life insurance	—	—	—	54	54
Securities gains (losses), net	—	—	—	(44)	(44)
Market value adjustments on employee benefit assets	—	—	—	19	19
Other miscellaneous income (loss)	93	34	2	(58)	71
Total non-interest income (loss)	472	517	295	(29)	1,255
Non-interest expense:
Salaries and employee benefits	294	411	152	499	1,356
Equipment and software expense	11	46	1	157	215
Net occupancy expense	14	111	6	14	145
Other expenses (benefits) (1)	340	671	99	(637)	473
Total non-interest expense	659	1,239	258	33	2,189
Income before income taxes	647	647	129	9	1,432
Income tax expense (benefit)	162	162	32	(53)	303
Net income	$485	$485	$97	$62	$1,129
Average assets	$72,227	$36,781	$2,252	$49,008	$160,268

	Six Months Ended June 30, 2025
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$916	$1,451	$86	$—	$2,453
Provision for credit losses	121	117	—	12	250
Non-interest income (loss):
Service charges on deposit accounts	124	186	2	—	312
Card and ATM fees	22	220	—	—	242
Investment management and trust fee income	—	—	176	—	176
Capital markets income	162	—	1	—	163
Mortgage income	—	88	—	—	88
Investment services fee income	—	—	86	—	86
Commercial credit fee income	56	—	—	—	56
Bank-owned life insurance	—	—	—	47	47
Securities gains (losses), net	—	—	—	(26)	(26)
Market value adjustments on employee benefit assets	—	—	—	13	13
Other miscellaneous income (loss)	84	39	2	(46)	79
Total non-interest income (loss)	448	533	267	(12)	1,236
Non-interest expense:
Salaries and employee benefits	282	389	137	475	1,283
Equipment and software expense	10	48	1	144	203
Net occupancy expense	14	108	6	14	142
Other expenses (benefit) (1)	315	649	100	(580)	484
Total non-interest expense	621	1,194	244	53	2,112
Income (loss) before income taxes	622	673	109	(77)	1,327
Income tax expense (benefit)	155	168	27	(76)	274
Net income (loss)	$467	$505	$82	$(1)	$1,053
Average assets	$69,530	$37,595	$2,123	$48,180	$157,428
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30, 2026	December 31, 2025
	(In millions)
Unused commitments to extend credit	$70,469	$68,237
Standby letters of credit	2,619	2,283
Commercial letters of credit	97	97
Liabilities associated with standby letters of credit	41	34
Assets associated with standby letters of credit	42	36
Reserve for unfunded credit commitments	124	130
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
Shareholder Derivative Litigation
On December 22, 2023, a putative shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Brewer v. Turner, et al., Case No. 2023-1284-KSJM, allegedly on behalf of Regions as a nominal defendant, against a number of Regions’ current and former directors and officers (the “Derivative Complaint”). The claims in the Derivative Complaint relate to the subject matter of the previously disclosed Consent Order that Regions entered into with the CFPB in September 2022. In September 2025, the court issued an order granting in part, and denying in part, the defendants’ motion to dismiss. The defendants appealed the claims that were not dismissed to the Delaware Supreme Court, which appeal was denied on December 15, 2025. Regions’ Board of Directors has established a Special Litigation Committee (“SLC”) to investigate the claims. Based on the establishment of the SLC, the court granted an order on February 5, 2026 staying the action for 180 days, and, by order dated July 17, 2026, the court extended the stay through November 2, 2026. To date, the SLC has provided three status reports to the court, which appear on the court’s docket.
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At June 30, 2026 and December 31, 2025, the Company's DUS servicing portfolio totaled approximately $7.6 billion and $7.8 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at June 30, 2026 and December 31, 2025, these serviced loans totaled approximately $891 million and $823 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $2.8 billion and $2.7 billion at June 30, 2026 and December 31, 2025, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both June 30, 2026 and December 31, 2025. Refer to Note 1 "Summary of

Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
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
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and should be read in conjunction with the consolidated financial statements and the related notes that appear in Part I, Item 1 of this report. In addition, this discussion and analysis updates the Annual Report on Form 10-K for the year ended December 31, 2025, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 13 "Recent Accounting Pronouncements" to those consolidated financial statements for further detail. The emphasis of this discussion will be on the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be on the balances as of June 30, 2026 compared to December 31, 2025.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2026, Regions operated 1,246 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 11 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
SECOND QUARTER OVERVIEW
Economic Environment in Regions' Banking Markets
Regions utilized its internal June baseline forecast to calculate the ACL as of June 30, 2026. Refer to the "Economic forecast and qualitative adjustments" discussion in the "Allowance" section for further detail.

Second Quarter Results
Regions reported net income available to common shareholders of $549 million or $0.64 per diluted share in the second quarter of 2026 compared to net income available to common shareholders of $534 million or $0.59 per diluted share in the second quarter of 2025.
Net interest income (taxable-equivalent basis) totaled $1.3 billion in the second quarter of 2026, which increased $20 million compared to the second quarter of 2025. The net interest margin (taxable-equivalent basis) was 3.66 percent in the second quarter of 2026, reflecting a 1 basis point increase from the same period in 2025. The increases in net interest income and margin were driven primarily by lower total funding costs that overcame a modest decline in loan yields, which were also protected by the Company's hedging program. Additionally, net interest income and margin benefitted from fixed-rate asset turnover and securities repositionings executed in 2025 and 2026. Refer to the related discussion below Table 18 "Consolidated Average Daily Balances and Yield/Rate Analysis" for further detail.
The provision for credit losses totaled $68 million in the second quarter of 2026 compared to $126 million in the second quarter of 2025. Net charge-offs totaled $102 million, or 0.42 percent of average loans, in the second quarter of 2026, compared to $113 million, or 0.47 percent of average loans, in the second quarter of 2025. This decrease reflected continued progress on previously identified portfolios of interest that were already reserved for. The allowance as a percent of total loans, net, decreased to 1.63 percent at June 30, 2026, compared to 1.76 percent at December 31, 2025 due to asset quality improvement and resolutions of previously reserved for credits. Refer to the "Allowance" section for further detail.
Non-interest income was $630 million in the second quarter of 2026 compared to $646 million in the second quarter of 2025 primarily driven by securities losses associated with repositioning transactions in the second quarter of 2026 and a decline in mortgage income. Partially offsetting the losses were increases in service charges, investment management and trust fee income, investment services fee income, and higher market valuations on employee benefit assets. See Table 23 "Non-Interest Income" for further details.
Non-interest expense was $1.1 billion in the second quarter of 2026 which increased $48 million compared to the second quarter of 2025. The increase was primarily driven by an increase in salaries and benefits and outside services expenses. These increases were partially offset by a decline in FDIC insurance expense, operational losses, and Visa class B shares expense. See Table 24 "Non-Interest Expense" for further details.
Regions' effective tax rate was 20.7 percent in the second quarter of 2026 compared to 20.3 percent in the second quarter of 2025. See the "Income Taxes" section for further details.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. At June 30, 2026, Regions’ CET1 ratio was estimated to be 10.7 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.
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
On July 15, 2026, the Board declared a $0.035 increase, or 13 percent, to the quarterly common stock dividend to $0.30 which will be payable on October 1, 2026, to shareholders of record at close of business on September 1, 2026.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and shareholders' equity categories.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $981 million from year-end 2025 to June 30, 2026 primarily due to an increase in loans and a decrease in deposits which was partially offset by an increase in borrowed funds. See the "Loans", "Deposits, "Borrowed Funds" and "Liquidity" sections for more information.

DEBT SECURITIES
The following table details the carrying values of debt securities, including both held to maturity and available for sale:
Table 1—Debt Securities

	June 30, 2026	December 31, 2025
	(In millions)
U.S. Treasury securities	$2,039	$2,276
Federal agency securities	532	543
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	22,699	23,624
Commercial agency	6,800	6,198
Commercial non-agency	157	82
Corporate and other debt securities	430	441
	$32,659	$33,166
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
As of June 30, 2026, debt securities held to maturity and debt securities available for sale represented 16 percent and 84 percent, respectively, of the total debt securities portfolio.
Debt securities decreased $507 million from December 31, 2025 to June 30, 2026 due to the timing of securities purchases and less favorable market valuation adjustments resulting from changes in interest rates. During the second quarter of 2026, the Company executed a debt securities repositioning involving the sale of shorter-duration commercial agency MBS and U.S. Treasuries, which were replaced with longer-duration commercial and residential agency MBS and U.S. Treasuries with higher market yields. In total the Company sold approximately $900 million of debt securities available for sale and realized approximately $40 million in pre-tax losses.
The average life of the debt securities portfolio at both June 30, 2026 and December 31, 2025 was estimated to be 5.9 years, with a duration of approximately 3.9 years, inclusive of fair value hedges (see Table 20).
LOANS HELD FOR SALE
The following table presents Regions’ loans held for sale by type:
Table 2—Loans Held for Sale

	June 30, 2026	December 31, 2025
	(In millions)
Commercial	$290	$245
Residential first mortgage	298	266
Consumer and other performing	2	—
Non-performing	1	—
	$591	$511
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

LOANS
GENERAL
Loans, net of unearned income, represented approximately 70 percent of interest-earning assets as of June 30, 2026. The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:
Table 3—Loan Portfolio

	June 30, 2026	December 31, 2025
	(In millions, net of unearned income)
Commercial and industrial	$51,841	$48,790
Commercial real estate mortgage—owner-occupied	5,127	4,845
Commercial real estate construction—owner-occupied	267	263
Total commercial	57,235	53,898
Commercial investor real estate mortgage	7,896	7,172
Commercial investor real estate construction	2,073	1,934
Total investor real estate	9,969	9,106
Residential first mortgage	19,498	19,765
Home equity lines	3,241	3,232
Home equity loans	2,263	2,324
Consumer credit card	1,498	1,519
Other consumer	5,496	5,793
Total consumer	31,996	32,633
	$99,200	$95,637
PORTFOLIO CHARACTERISTICS
Loans, net of unearned income, increased $3.6 billion from year-end 2025 due to an increase across all commercial and investor real estate loan classes as discussed below. These increases were partially offset by a slight decline in consumer loans. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital.
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
Commercial
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in Table 4. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry. The commercial portfolio segment includes commercial and industrial loans for use in customers' normal business operations to finance working capital needs, equipment purchases, expansion projects and acquisitions. See the "Portfolio Characteristics" section in Regions' Annual Report on Form 10-K for the year ended December 31, 2025 for more information on details surrounding the commercial portfolio segment and underwriting criteria, underwriting for owner-occupied real estate and real estate construction and real estate appraisals for commercial and IRE loans.
Commercial and industrial loans increased $3.1 billion since year-end 2025 driven primarily by increases in energy and utilities, manufacturing, real estate, and healthcare. Growth was driven by higher line utilization rates and new loan production. In the first six months of 2026, the increase in commercial and industrial loans was broad-based as shown in Table 4.
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ IRE portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total IRE loans increased $863 million in comparison to year-end 2025 balances due to increases in fundings to previously approved projects and new term loans for apartments and medical office buildings. See the "Investor Real Estate" section in Regions' Annual Report on Form 10-K for the year ended December 31, 2025 for more information on details surrounding the investor real estate portfolio segment and underwriting criteria.
The following tables provide detail of Regions' commercial and IRE lending balances in selected industries.
Table 4—Commercial and Investor Real Estate Industry Exposure

	June 30, 2026				December 31, 2025 (3)
	Loans	Unfunded Commitments	Total Exposure	Percent of Balance	Loans	Unfunded Commitments	Total Exposure	Percent of Balance
	(In millions)				(In millions)
Commercial:
Administrative, support, waste and repair	$1,199	$825	$2,024	1.8%	$1,150	$790	$1,940	1.8%
Agriculture	170	123	293	0.3%	190	119	309	0.4%
Educational services	2,946	737	3,683	3.3%	3,055	649	3,704	3.5%
Energy	1,832	4,392	6,224	5.6%	1,389	4,129	5,518	5.2%
Financial services	9,135	10,647	19,782	17.7%	8,499	9,811	18,310	17.3%
Government and public sector	3,819	507	4,326	3.9%	3,427	500	3,927	3.7%
Healthcare	3,507	2,851	6,358	5.7%	3,077	2,664	5,741	5.4%
Information	1,736	1,280	3,016	2.7%	1,857	1,275	3,132	3.0%
Manufacturing	5,507	4,969	10,476	9.4%	4,897	5,328	10,225	9.7%
Professional, scientific and technical services	1,948	1,612	3,560	3.2%	1,730	1,742	3,472	3.3%
Real estate (1)	9,261	9,758	19,019	17.1%	8,883	9,393	18,276	17.3%
Religious, leisure, personal and non-profit services	1,845	1,045	2,890	2.6%	1,703	1,068	2,771	2.6%
Restaurant, accommodation and lodging	1,232	364	1,596	1.4%	1,235	351	1,586	1.5%
Retail trade	2,447	2,168	4,615	4.1%	2,237	2,216	4,453	4.2%
Transportation and warehousing	3,544	2,046	5,590	5.0%	3,497	1,813	5,310	5.0%
Utilities	2,591	3,952	6,543	5.9%	2,290	3,800	6,090	5.8%
Wholesale goods	4,575	3,646	8,221	7.4%	4,529	3,551	8,080	7.6%
Other (2)	(59)	3,320	3,261	2.9%	253	2,608	2,861	2.7%
Total commercial	$57,235	$54,242	$111,477	100.0%	$53,898	$51,807	$105,705	100.0%
Investor real estate:
Hotel	$175	$5	$180	1.4%	$151	$8	$159	1.3%
Industrial	819	166	985	7.6%	910	183	1,093	8.9%
Land	122	26	148	1.1%	114	13	127	1.0%
Multi-family	4,637	1,263	5,900	45.8%	4,103	1,435	5,538	45.3%
Office	889	14	903	7.0%	1,008	29	1,037	8.5%
Retail	362	61	423	3.3%	289	66	355	2.9%
Single-family/condo	625	432	1,057	8.2%	617	506	1,123	9.2%
Data center	581	318	899	7.0%	421	312	733	6.0%
Self storage	3	—	3	—%	41	3	44	0.4%
Medical office building	522	177	699	5.5%	183	142	325	2.7%
Other (2)	1,234	447	1,681	13.1%	1,269	413	1,682	13.8%
Total investor real estate	$9,969	$2,909	$12,878	100.0%	$9,106	$3,110	$12,216	100.0%

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

The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following tables provide detail of these loans:
Table 5— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	June 30, 2026		December 31, 2025
	Loan Balance	Percent of Total (1)	Loan Balance	Percent of Total (1)
	(In millions)
Residential homebuilders	$1,254	7.4%	$1,066	6.8%
Apartments	5,353	31.7%	4,682	29.7%
Industrial	2,250	13.3%	2,347	14.9%
Data center	679	4.0%	502	3.2%
Diversified	1,328	7.9%	1,831	11.6%
Business offices	858	5.1%	1,020	6.4%
Residential land	79	0.5%	70	0.4%
Retail	1,293	7.6%	1,188	7.5%
Healthcare	1,391	8.2%	1,086	6.9%
Hotel	786	4.6%	737	4.7%
Commercial land	43	0.3%	44	0.3%
Self Storage	303	1.8%	310	2.0%
Medical office building	595	3.5%	207	1.3%
Other	700	4.1%	679	4.3%
Total (2)	$16,912	100.0%	$15,769	100.0%
_______
(1)Amounts calculated based on whole dollar values.
(2)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.
Portfolios that are experiencing higher risk due to conditions such as inflationary pressures, higher interest rates, and adverse underlying market fundamentals (identified as portfolios of interest) include business offices and trucking (included within transportation and warehousing) at June 30, 2026 within Table 4 above.
While the business offices portfolio remains a portfolio of interest, credit quality is improving. The office portfolio totaled $858 million and represented 0.9 percent of total loans at June 30, 2026, declining from $1.0 billion and 1.1 percent of loans at December 31, 2025. The office portfolio included non-performing loans of $121 million and had associated charge-offs of $1 million in the six months ended June 30, 2026. Approximately 99 percent of the office portfolio was secured, with approximately 62 percent of secured balances located in the South region of the U.S, of which 87 percent were Class A properties. Approximately 60 percent of the office portfolio will mature in the next 12 months. Additionally, the IRE office portfolio had a weighted-average LTV of approximately 64 percent at June 30, 2026, based upon appraisal at origination or most recent received, and a stressed weighted-average LTV of approximately 84 percent as of April 7, 2026, based upon GreenStreet's Commercial Property Price Index. While the office portfolio remains stressed, well-located, highly amenitized properties are observing improvements to property fundamentals. No new loan originations are being contemplated in this portfolio.
The trucking portfolio remains a portfolio of interest as trucking companies have been working through one of the most prolonged downturns in the U.S. domestic freight market. While the freight cycle has improved and spot-market fundamentals are strong, the industry remains vulnerable to economic uncertainty. The trucking portfolio totaled $1.1 billion and represented 1.1 percent of total loans at June 30, 2026, declining from $1.2 billion and 1.3 percent of loans at December 31, 2025. The trucking portfolio included non-performing loans of $45 million and had associated charge-offs of $29 million in the six months ended June 30, 2026. New originations in the sector have been curtailed and those that occur are either secured or targeted towards larger companies.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Total residential first mortgage loans decreased $267 million in comparison to year-end 2025 balances as payoffs and paydowns outpaced production.

Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Substantially all of this portfolio was originated through Regions' branch network. See the "Portfolio Characteristics" section in Regions' Annual Report on Form 10-K for the year ended December 31, 2025 for more information on home equity line draw and repayment structures.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of June 30, 2026. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 6—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2026	$47	1.46%	$51	1.55%	$98
2027	202	6.24%	170	5.23%	372
2028	201	6.21%	132	4.05%	333
2029	90	2.77%	61	1.89%	151
2030	90	2.76%	67	2.09%	157
2031-2035	583	18.00%	1,170	36.09%	1,753
2036-2040	116	3.58%	145	4.48%	261
Thereafter	10	0.30%	8	0.27%	18
Revolving Loans Converted to Amortizing	57	1.75%	41	1.28%	98
Total	$1,396	43.07%	$1,845	56.93%	$3,241
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
Table 7—Estimated Current Loan to Value Ranges

	June 30, 2026					December 31, 2025
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans		Residential First Mortgage		Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien			1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)					(In millions)
Estimated current LTV:
Above 100%	$89	$—	$—	$1	$—	$114	$2	$1	$—	$1	$1
Above 80% - 100%	1,932	3	10	10	18	1,985	3	2	11	10	17
80% and below	17,141	1,384	1,823	1,657	576	17,327	3	1,396	1,799	1,739	555
Data not available	336	9	12	2	(1)	339	3	11	12	1	—
	$19,498	$1,396	$1,845	$1,670	$593	$19,765		$1,410	$1,822	$1,751	$573
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.

Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $297 million from year-end 2025 driven by a decline in consumer home improvement lending.
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
ALLOWANCE
The allowance represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios and consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments includes items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance totaled $1.6 billion at June 30, 2026 and $1.7 billion at December 31, 2025.
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
Management reviews the allowance on a quarterly basis using updated information, including changes to economic conditions, the loan portfolio and credit information. The following table provides an analysis of the changes in the allowance for the three and six months ended June 30, 2026:
Table 8—Allowance Analysis

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(In millions)
Balance at beginning of period	$1,647	$1,686
Economic/ Qualitative changes	(12)	5
Specific reserve changes	(40)	(65)
Portfolio changes	18	(13)
Balance at end of period	$1,613	$1,613
Table 9 below reflects a range of macroeconomic factors utilized in the baseline economic forecast over the two-year R&S forecast period as of June 30, 2026. The unemployment rate is the most significant macroeconomic factor among the allowance models and was expected to remain relatively consistent over the forecast period.
Table 9—Macroeconomic Factors in the Forecast

	Pre-R&S Period	Baseline R&S Forecast
		June 30, 2026
	2Q2026	3Q2026	4Q2026	1Q2027	2Q2027	3Q2027	4Q2027	1Q2028	2Q2028
Unemployment rate	4.3%	4.3%	4.3%	4.3%	4.2%	4.2%	4.1%	4.0%	4.0%
Real GDP, annualized % change	1.9%	1.8%	2.4%	2.7%	2.7%	2.6%	2.3%	2.3%	2.2%
HPI, year-over-year % change	—%	(0.4)%	(0.5)%	—%	0.7%	1.4%	1.8%	2.0%	2.1%
CPI, year-over-year % change	3.9%	3.7%	3.7%	3.4%	2.3%	2.3%	2.2%	2.2%	2.3%
Economic forecast and qualitative adjustments
Regions' internally-developed June 2026 baseline forecast, which was similar to the March 2026 baseline forecast, reflects slightly lower real GDP which is expected to grow 2.0 percent in 2026. While consumer spending was supported by tax legislation enacted in 2025, it is expected to be partially offset by higher prices. Corporate profit margins remain healthy and are supportive of growth in business investment, which is expected to support real GDP growth. Inflation as measured by CPI is expected to remain above the FOMC's 2.0 percent target rate into 2027. The longer the conflict in the Middle East persists, the greater the risk that core inflation could increase. Labor markets have firmed slightly in 2026 and the current baseline forecast anticipates a moderate pace of job growth resulting in a modest decrease in the allowance for the three months ended June 30, 2026.
While it is the intent of Regions' quantitative allowance methodologies to reflect all risk factors, including incremental risk in portfolios identified as under stress, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Regions' qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. The general imprecision component remained stable for the three months ended June 30, 2026.
The qualitative framework also has specific adjustment components which are reserves meant to capture specific issues or events that management believes are not adequately captured in the model outcomes. Specific qualitative adjustments declined in the three months ended June 30, 2026.
Credit metrics, specific reserves and portfolio changes
Overall credit metrics continued to improve through the three months ended June 30, 2026. The ratio of net charge-offs to average loans decreased 12 basis points in the three months ended June 30, 2026 compared to the first three months of 2026, reflecting continued progress on previously identified portfolios of interest for which specific reserves had already been established. Therefore, specific reserve releases due to charge-offs resulted in a decrease in the allowance. Commercial and investor real estate criticized balances as a percent of total related loans, and non-performing loan balances decreased in the three months ended June 30, 2026. See Table 10 for more details on net charge-offs, non-performing loans and criticized loans. The combination of credit quality improvements and specific reserve releases due to charge-offs resulted in a decrease in the allowance in the three months ended June 30, 2026. Regarding impacts to the allowance as a result of portfolio changes, high quality loan portfolio growth and other credit quality considerations resulted in an increase in the modeled allowance results for the three months ended June 30, 2026.
Overall allowance
Based upon the factors discussed above, the June 30, 2026 allowance decreased $34 million in the three months ended June 30, 2026. The allowance reduction resulted from overall credit quality improvement in the portfolio and continued progress resolving loans within previously identified portfolios of interest, partially offset by an increase for high quality loan growth.
Furthermore, in the six months ended June 30, 2026, the allowance decreased $73 million driven primarily by overall credit quality improvement in the portfolio, including declines in criticized loans as a percent of loan balances and non-performing loan balances, and continued resolutions of loans within previously identified portfolios of interest.
Details regarding the allowance and net charge-offs activity are summarized as follows:
Table 10—Allowance Roll-forward

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2026	June 30, 2025
	(Dollars in millions)
Beginning allowance for loan losses	$1,527	$1,556	$1,581	$1,556	$1,613
Loans charged-off:
Commercial and industrial	66	88	92	154	127
Commercial real estate mortgage—owner-occupied	1	—	1	1	2
Commercial investor real estate mortgage	—	—	4	—	24
Residential first mortgage	1	—	—	1	1
Home equity lines	1	1	—	2	1
Home equity loans	—	—	1	—	—
Consumer credit card	18	18	17	36	34
Other consumer	36	44	52	80	89
	123	151	167	274	278

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2026	June 30, 2025
	(Dollars in millions)

Recoveries of loans previously charged-off:
Commercial and industrial	8	9	11	17	21
Commercial real estate mortgage—owner-occupied	1	—	—	1	—
Commercial real estate construction—owner-occupied	—	—	—	—	1
Commercial investor real estate mortgage	—	—	1	—	—
Residential first mortgage	1	—	1	1	1
Home equity lines	1	1	1	2	2
Home equity loans	—	—	1		—
Consumer credit card	2	3	2	5	5
Other consumer	8	8	8	16	12
	21	21	25	42	42
Net charge-offs (recoveries):
Commercial and industrial	58	79	81	137	106
Commercial real estate mortgage—owner-occupied	—	—	1	—	2
Commercial real estate construction—owner-occupied	—	—	—	—	(1)
Commercial investor real estate mortgage	—	—	3	—	24
Residential first mortgage	—	—	(1)	—	—
Home equity lines	—	—	(1)	—	(1)
Consumer credit card	16	15	15	31	29
Other consumer	28	36	44	64	77
	102	130	142	232	236
Provision for loan losses	64	101	117	165	235
Ending allowance for loan losses	1,489	1,527	1,556	1,489	1,612
Beginning reserve for unfunded credit commitments	120	130	132	130	116
Provision for (benefit from) unfunded credit losses	4	(10)	(2)	(6)	15
Ending reserve for unfunded credit commitments	124	120	130	124	131
Allowance for credit losses at period end	$1,613	$1,647	$1,686	$1,613	$1,743

Loans, net of unearned income, outstanding at end of period	$99,200	$97,926	$95,637	$99,200	$96,723
Average loans, net of unearned income, outstanding for the period	$98,722	$96,423	$95,651	$97,579	$96,099

Net loan charge-offs (recoveries) as a % of average loans, annualized (1):
Commercial and industrial	0.45%	0.65%	0.66%	0.55%	0.44%
Commercial real estate mortgage—owner-occupied	0.01%	(0.03)%	0.02%	(0.01)%	0.07%
Commercial real estate construction—owner-occupied	0.22%	(0.05)%	(0.07)%	0.08%	(0.46)%
Total commercial	0.41%	0.58%	0.60%	0.49%	0.40%
Commercial investor real estate mortgage	—%	0.02%	0.15%	0.01%	0.72%
Total investor real estate	—%	0.02%	0.12%	0.01%	0.54%
Residential first mortgage	—%	—%	—%	—%	—%
Home equity lines	(0.04)%	(0.01)%	(0.10)%	(0.02)%	(0.05)%
Home equity loans	(0.03)%	(0.02)%	—%	(0.02)%	(0.01)%
Consumer credit card	4.28%	4.17%	4.08%	4.22%	4.21%
Other consumer	2.09%	2.51%	2.97%	2.30%	2.59%
Total consumer	0.56%	0.63%	0.70%	0.59%	0.65%
Total	0.42%	0.54%	0.59%	0.48%	0.50%
Non-performing loans, excluding loans held for sale	$668	$692	$698	$668	$776
Non-performing loans held for sale	$1	$1	$—	$1	$16
Non-performing loans, including loans held for sale	$669	$693	$698	$669	$792
Foreclosed properties	$19	$20	$17	$19	$16
Non-performing assets (NPAs)	$688	$713	$715	$688	$808

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2026	June 30, 2025
	(Dollars in millions)
Criticized loans—business (2)	$3,370	$3,384	$3,342	$3,370	$4,608
Ratios (1):
Allowance for credit losses at end of period to loans, net of unearned income	1.63%	1.68%	1.76%	1.63%	1.80%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	241%	238%	242%	241%	225%
Business criticized loans to total business loans (2)	5.01%	5.15%	5.31%	5.01%	7.22%
_______
(1)Amounts have been calculated using whole dollar values.
(2)Business represents the combined total of commercial and investor real estate loans.
Net charge-offs decreased $4 million for the six months ended June 30, 2026 compared to the same period in 2025. Economic and qualitative trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics for 2026 and beyond.
The following table summarizes the allocation of the allowance by portfolio segment and class:
Table 11—Allowance Allocation

	June 30, 2026			December 31, 2025
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)			(Dollars in millions)
Commercial and industrial	$51,841	$712	1.37%	$48,790	$743	1.52%
Commercial real estate mortgage—owner-occupied	5,127	109	2.12%	4,845	101	2.09%
Commercial real estate construction—owner-occupied	267	7	2.54%	263	6	2.29%
Total commercial	57,235	828	1.45%	53,898	850	1.58%
Commercial investor real estate mortgage	7,896	96	1.22%	7,172	107	1.49%
Commercial investor real estate construction	2,073	29	1.39%	1,934	28	1.44%
Total investor real estate	9,969	125	1.25%	9,106	135	1.48%
Residential first mortgage	19,498	120	0.61%	19,765	112	0.57%
Home equity lines	3,241	109	3.37%	3,232	100	3.09%
Home equity loans	2,263	30	1.31%	2,324	30	1.27%
Consumer credit card	1,498	122	8.19%	1,519	129	8.50%
Other consumer	5,496	279	5.08%	5,793	330	5.70%
Total consumer	31,996	660	2.06%	32,633	701	2.15%
Total	$99,200	$1,613	1.63%	$95,637	$1,686	1.76%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of June 30, 2026 and December 31, 2025:
Table 12—Non-Performing Assets

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$412	$474
Commercial real estate mortgage—owner-occupied	61	45
Commercial real estate construction—owner-occupied	2	2
Total commercial	475	521
Commercial investor real estate mortgage	127	121
Total investor real estate	127	121
Residential first mortgage	33	25
Home equity lines	25	24
Home equity loans	8	7
Total consumer	66	56
Total non-performing loans, excluding loans held for sale	668	698
Non-performing loans held for sale	1	—
Total non-performing loans(1)	669	698
Foreclosed properties	19	17
Total non-performing assets(1)	$688	$715
Accruing loans 90+ days past due:
Commercial and industrial	$4	$6
Commercial real estate mortgage—owner-occupied	1	—
Total commercial	5	6
Residential first mortgage(2)	91	105
Home equity lines	13	15
Home equity loans	8	8
Consumer credit card	21	22
Other consumer	20	24
Total consumer	153	174
Total accruing loans 90+ days past due	$158	$180
Non-performing loans(1) to loans and non-performing loans held for sale	0.67%	0.73%
Non-performing loans, excluding loans held for sale(1) to loans	0.67%	0.73%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.69%	0.75%
_________
(1)Excludes accruing loans 90+ days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase; however, includes Ginnie Mae repurchased loans with partial guarantees. Total 90+ days or more past due guaranteed loans excluded were $100 million at June 30, 2026 and $79 million at December 31, 2025.
Non-performing loans, excluding loans held for sale, decreased $30 million at June 30, 2026 as compared to year-end 2025. The same economic trends that impact net charge-offs, as discussed above, will impact the future level of non-performing loans. Circumstances related to individually large credits could also result in volatility.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 13— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Six Months Ended
	June 30, 2026				June 30, 2025
	Commercial	Investor Real Estate	Consumer(1)	Total	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)				(In millions)
Balance at beginning of period	$521	$121	$56	$698	$450	$423	$55	$928
Additions	260	42	—	302	211	47	—	258
Net payments/other activity	(142)	(36)	11	(167)	(80)	(126)	1	(205)
Return to accrual	(7)	—	—	(7)	(9)	—	—	(9)
Charge-offs on non-accrual loans(2)	(149)	—	—	(149)	(123)	(24)	—	(147)
Transfers to held for sale(3)	(2)	—	(1)	(3)	(10)	(17)	—	(27)
Net loan sales	(6)	—	—	(6)	(2)	(20)	—	(22)
Balance at end of period	$475	$127	$66	$668	$437	$283	$56	$776
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
GOODWILL
Goodwill totaled $5.7 billion at both June 30, 2026 and December 31, 2025. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Goodwill and Other Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 for the methodologies and assumptions used in the goodwill impairment analysis.
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
Deposits are Regions’ primary source of funds, providing funding for over 90 percent of average earning assets at both June 30, 2026 and December 31, 2025. The following table summarizes deposits by category and by segment:
Table 14—Deposits by Category and by Segment

	June 30, 2026	December 31, 2025
	(In millions)
Non-interest-bearing deposits	$40,538	$39,530
Interest-bearing checking	25,001	25,677
Savings	12,277	11,914
Money market—domestic	39,974	40,119
Time deposits	12,920	13,888
	$130,710	$131,128

Consumer Bank segment	$80,972	$80,193
Corporate Bank segment	39,952	40,449
Wealth Management segment	7,466	8,344
Other(1)	2,320	2,142
	$130,710	$131,128
____
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, selected deposits and brokered time deposits). Other deposits include brokered deposits totaling $1.6 billion at June 30, 2026 and $1.3 billion at December 31, 2025.
Total deposits at June 30, 2026 decreased approximately $418 million compared to year-end 2025 levels reflecting normal seasonal patterns associated with tax refunds and payments. The decline was driven by a decrease in interest-bearing checking, money market, and time deposits. Deliberate product management resulted in a shift from time deposits into other products. The mix of non-interest-bearing deposits was approximately 31 percent of total deposits at June 30, 2026, which remained stable in comparison to December 31, 2025.
See the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion on liquidity and interest rates.

BORROWED FUNDS
Short-Term Borrowings
Short-term borrowings totaled $3.0 billion at June 30, 2026, consisting of federal funds purchased of $200 million and FHLB advances of $2.8 billion. At December 31, 2025, short-term borrowings totaled $750 million comprised entirely of FHLB advances. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized. See the "Liquidity" section for further discussion and detail of Regions' borrowing capacity with the FHLB.
Table 15—Long-Term Borrowings

	June 30, 2026	December 31, 2025
	(In millions)
Regions Financial Corporation (Parent):
1.80% senior notes due August 2028	$648	$648
5.722% senior notes due June 2030(1)	747	747
5.502% senior notes due September 2035(2)	995	995
7.375% subordinated notes due December 2037	299	299
Valuation adjustments on hedged long-term debt	(52)	(52)
	2,637	2,637
Regions Bank:
FHLB advances	—	1,000
6.45% subordinated notes due June 2037	497	497
4.755% senior notes due July 2029(3)	1,495	—
Other long-term debt	1	—
Valuation adjustments on hedged long-term debt	(2)	—
	1,991	1,497
Total consolidated	$4,628	$4,134
____
(1) On June 6, 2029, the Notes will bear floating rate interest equal to Compounded SOFR plus 1.49%.
(2) On September 6, 2034, the Notes will bear floating rate interest equal to Compounded SOFR plus 2.06%.
(3) On July 27, 2028, the Notes will bear floating rate interest equal to Compounded SOFR plus 0.807%.
Long-term borrowings increased by approximately $494 million from year-end 2025 reflecting the issuance of senior notes partially offset by the repayment of FHLB advances. In the second quarter, Regions Bank issued $1.5 billion of 4.755% fixed rate to floating rate senior notes due July 2029. The notes will initially bear interest at 4.755% per annum and, commencing on July 27, 2028, in conjunction with the call date, the notes will bear interest at a floating rate per annum equal to Compounded SOFR plus 0.807%.
Funding from the FHLB and Federal Reserve Bank is secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and Federal Reserve Bank. As of June 30, 2026, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $95.9 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB and Federal Reserve Bank is contingent on a subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
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

The following table summarizes the applicable holding company and bank regulatory requirements:
Table 16—Regulatory Capital Requirements

	June 30, 2026 Ratio(1)	December 31, 2025 Ratio	Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized

Common equity Tier 1 capital:
Regions Financial Corporation	10.72%	10.89%	4.50%	7.00%	N/A
Regions Bank	11.58	11.72	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	11.79%	11.99%	6.00%	8.50%	6.00%
Regions Bank	11.58	11.72	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	13.66%	13.89%	8.00%	10.50%	10.00%
Regions Bank	13.22	13.37	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	9.65%	9.68%	4.00%	4.00%	N/A
Regions Bank	9.50	9.48	4.00	4.00	5.00%
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
RATINGS
    Table 17 "Credit Ratings" reflects the debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and DBRS.
Table 17—Credit Ratings

As of June 30, 2026
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Issuer Rating/Senior unsecured debt	BBB+	Baa1	A-	A
Subordinated debt	BBB	Baa1	BBB+	N/A
Regions Bank
Short-term	A-2	P-1	F1	R-1M
Long-term bank deposits	N/A	A1	A+	AH
Issuer Rating/Senior unsecured debt	A-	Baa1	A-	AH
Subordinated debt	BBB+	Baa1	BBB+	A
Outlook	Stable	Stable	Stable	Positive

On May 12, 2026, Fitch upgraded the Company's long-term bank deposits rating from A to A+ and affirmed the short-term rating of F1 reflecting reduced probability of default for deposits due to depositor preference in the United States.
See the "Ratings" section in Regions' Annual Report on Form 10-K for the year ended December 31, 2025 for more information on debt ratings.

SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $18.8 billion at June 30, 2026 as compared to $19.0 billion at December 31, 2025. During the first six months of 2026, net income increased shareholders' equity by $1.1 billion, dividends on common stock reduced shareholders' equity by $453 million, and dividends on preferred stock reduced shareholders' equity by $41 million. Changes in OCI decreased shareholders' equity by $387 million during the six months ended June 30, 2026. See the Consolidated Statements of Other Comprehensive Income for additional details. Common stock repurchased during the first six months of 2026 decreased shareholders' equity by $460 million. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Total equity included noncontrolling interest of $71 million and $60 million at June 30, 2026 and December 31, 2025, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, an unconsolidated VIE of which Regions held a significant interest at June 30, 2026 and December 31, 2025.
Subsequent to June 30, 2026, the Company purchased approximately 1 million shares for $31 million through August 5, 2026. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" section for additional information.

Table 18 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 18—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended June 30
	2026			2025
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$1	$—	4.44%
Debt securities (2)(3)	33,286	305	3.66	32,882	286	3.48
Loans held for sale	512	8	6.16	500	9	7.14
Loans, net of unearned income (4)(5)	98,722	1,365	5.50	96,077	1,389	5.75
Interest-bearing deposits in other banks	7,291	69	3.78	8,737	97	4.49
Other earning assets	1,526	15	4.06	1,466	15	3.96
Total earning assets	141,337	1,762	4.96	139,663	1,796	5.12
Unrealized gains/(losses) on securities available for sale, net (2)	(769)			(1,348)
Allowance for loan losses	(1,533)			(1,643)
Cash and due from banks	3,247			2,893
Other non-earning assets	18,955			18,409
	$161,237			$157,974
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,355	4	0.12	$12,300	4	0.13
Interest-bearing checking	25,121	74	1.17	24,865	88	1.41
Money market	40,382	209	2.07	37,389	220	2.37
Time deposits	13,095	98	3.02	15,334	135	3.52
Total interest-bearing deposits (6)	90,953	385	1.69	89,888	447	1.99
Federal funds purchased and securities sold under agreements to repurchase	1,096	9	3.64	80	1	4.40
Other short-term borrowings	2,592	25	3.81	—	—	—
Long-term borrowings	3,617	52	5.69	5,660	77	5.36
Total interest-bearing liabilities	98,258	471	1.92	95,628	525	2.20
Non-interest-bearing deposits (6)	39,738	—	—	39,556	—	—
Total funding sources	137,996	471	1.37	135,184	525	1.55
Net interest spread (2)			3.04			2.92
Other liabilities	4,500			4,403
Shareholders’ equity	18,676			18,350
Noncontrolling interest	65			37
	$161,237			$157,974
Net interest income /margin on a taxable-equivalent basis (7)		$1,291	3.66%		$1,271	3.65%
_______
(1)Amounts have been calculated using whole dollar values and the prevailing interest accrual methodology.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $1 million and $6 million for the three months ended June 30, 2026 and 2025, respectively.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $34 million and $60 million for the three months ended June 30, 2026, and 2025, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $29 million and $32 million for the three months ended June 30, 2026 and 2025, respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits and equaled 1.18% and 1.39% for the three months ended June 30, 2026 and 2025, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Six Months Ended June 30
	2026			2025
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$1	$—	4.44%
Debt securities (2)(3)	33,407	603	3.61	32,583	552	3.39
Loans held for sale	546	16	5.80	471	17	7.20
Loans, net of unearned income (4)(5)	97,579	2,691	5.50	96,099	2,743	5.69
Interest-bearing deposits in other banks	7,353	138	3.79	8,637	191	4.47
Other earning assets	1,503	29	3.89	1,475	30	4.07
Total earning assets	140,388	3,477	4.95	139,266	3,533	5.07
Unrealized gains/(losses) on securities available for sale, net (2)	(675)			(1,531)
Allowance for loan losses	(1,542)			(1,634)
Cash and due from banks	3,261			2,925
Other non-earning assets	18,836			18,402
	$160,268			$157,428
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,216	8	0.13	$12,239	8	0.13
Interest-bearing checking	25,183	145	1.16	24,949	177	1.43
Money market	40,374	416	2.08	36,512	424	2.35
Time deposits	13,241	201	3.07	15,565	280	3.63
Total interest-bearing deposits (6)	91,014	770	1.70	89,265	889	2.01
Federal funds purchased and securities sold under agreements to repurchase	877	16	3.65	60	1	4.40
Other short-term borrowings	1,839	35	3.81	168	4	4.59
Long-term borrowings	3,683	104	5.62	5,830	162	5.51
Total interest-bearing liabilities	97,413	925	1.91	95,323	1,056	2.23
Non-interest-bearing deposits(6)	39,450	—	—	39,305	—	—
Total funding sources	136,863	925	1.36	134,628	1,056	1.58
Net interest spread (2)			3.04			2.83
Other liabilities	4,468			4,526
Shareholders’ equity	18,875			18,240
Noncontrolling interest	62			34
	$160,268			$157,428
Net interest income/margin on a taxable-equivalent basis (7)		$2,552	3.67%		$2,477	3.59%
_______
(1)Amounts have been calculated using whole dollar values and the prevailing interest accrual methodology.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $2 million and $8 million for the six months ended June 30, 2026 and 2025, respectively.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $70 million and $127 million for the six months ended June 30, 2026, and 2025, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $57 million and $61 million for the six months ended June 30, 2026 and 2025, respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits and equaled 1.19% and 1.39% for the six months ended June 30, 2026 and 2025, respectively.
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
Net interest income (taxable-equivalent basis) and net interest margin increased in both the three and six months ended June 30, 2026 compared to the same periods in 2025 due primarily to lower funding costs, which includes deposits and wholesale borrowings. Funding costs declined 18 basis points and 22 basis points in three and six months ended June 30, 2026, respectively, driven by a decline in deposit costs through prudent cost management in a lower rate environment. Deposit balance remixing, with certain time deposits maturing and being replaced with lower cost product types, also created a more optimal funding mix. Additionally, loan yields only decreased modestly in the lower rate environment, reflecting the rate protection provided by the Company’s hedging program. Turnover of fixed-rate loans and securities, combined with debt securities repositioning transactions in prior periods as well as during the second quarter of 2026, resulted in new loans and securities at higher rates that benefitted net interest income and net interest margin.
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
As of June 30, 2026, Regions evidenced a mostly balanced, or "neutral" asset/liability position, with asset duration of approximately 2.6 years and liability duration of approximately 2.7 years, using historically-informed approximations. Typically when the debt securities portfolio is recorded on the balance sheet at an unrealized loss, higher deposit values more than offset this loss. The additional value of deposits is realized in the form of lower-cost funding when compared with wholesale sources. While balance sheet analysis, particularly EVE analysis, does contemplate the economic value of deposits, the estimated fair value of deposits is equal to their carrying value for certain financial statement footnote disclosures, consistent with industry practices. See Note 10 "Fair Value Measurements" to the consolidated financial statements for additional information.
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
As of June 30, 2026, Regions' net interest income profile was mostly neutral to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending June 2027. The estimated exposure associated with the rising and falling rate scenarios in Table 19 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Federal Funds rate, the interest rate on reserve balances, and SOFR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. In either scenario, it is expected that changes in funding costs and balance sheet hedging income will offset the change in asset yields, resulting in little change to net interest income.
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
In rising rate scenarios only, management assumes that the mix of deposits will change versus the base case as informed by analyses of prior rate cycles. Currently, however, much of the anticipated mix shift has already occurred or is expected to occur within the baseline scenario, mitigating the amount of additional remixing in higher rate scenarios. The magnitude of the remixing is rate dependent and equates to an approximate $1.2 billion shift from non-interest-bearing deposits into time deposits over 12 months in the parallel, instantaneous +100 basis point scenario in Table 19. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $23 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $23 million in the parallel, instantaneous +100 basis point scenario.
The interest-bearing deposit beta is calibrated using the experience from prior rate cycles and is dynamic across both interest rate level and time. The parallel, instantaneous +100 basis point and -100 basis point shock scenarios in Table 19 both incorporate an incremental beta between 35 and 40 percent when compared to the base case scenario. Incremental deposit pricing outperformance or underperformance of 5 percent in a parallel, instantaneous 100 basis point shock would increase or decrease net interest income by approximately $46 million.
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., all yield curve tenors move by the same magnitude). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 20 and its accompanying description.

Table 19—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income June 30, 2026(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$116
+ 100 basis points	62
- 100 basis points	(60)
- 200 basis points	(107)

Instantaneous Change in Interest Rates
+ 200 basis points	$56
+ 100 basis points	37
- 100 basis points	(53)
- 200 basis points	(76)
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

The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 20—Hedging Derivatives by Interest Rate Risk Management Strategy

	June 30, 2026
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)(3)	$39,298	3.4	3.3%	3.7%
Interest rate options(4)	3,000	2.7
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)(3)	6,262	6.6	3.7%	3.7%
Receive fixed/pay variable swaps - borrowings(3)	3,900	3.8	3.3%	3.7%
Total derivatives designated as hedging instruments	$52,460
_________
(1)Floating rates represent the most recent fixing for active derivatives and the first forward fixing for future starting derivatives.
(2)Includes forward starting notional with maturity relative to current quarter-end. For more information on notional by year, see Table 21.
(3)All floating rates are SOFR based and may include SOFR conversion spread.
(4)Interest rate options have an average cap strike of 5.73% and a floor of 2.34%.
In the three months ended June 30, 2026, the Company added $1.5 billion in forward-starting receive-fixed swaps with a receive rate of 3.7 percent, a weighted-average start date in 2028, and a weighted-average maturity date in 2031, to hedge short-term rates in future periods. Additionally, the Company added $1.0 billion in interest rate options with a weighted-average cap rate of 4.8 percent, a weighted-average floor rate of 3.3 percent, a weighted-average start date in 2028, and a weighted-average maturity date in 2030, to hedge short-term rates in future periods.
In the three months ended June 30, 2026, the Company also added $250 million in forward-starting receive-fixed swaps with a receive rate of 3.8 percent, a start date in the fourth quarter of 2026, and a 5-year maturity, to partially hedge 2026 expected fixed-rate asset turnover. Additionally, the Company terminated $1.5 billion of fixed-rate loan turnover hedges, consistent with the timing of the fixed-rate loan production the swaps were intended to hedge.
The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly and annual periods:
Table 21—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount (1)
	Three Months Ended			Year Ended
	6/30/2026	9/30/2026	12/31/2026	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035
	(In millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$23,525	$23,288	$23,434	$23,260	$23,228	$21,868	$18,704	$17,525	$11,670	$4,495	$1,031	$847	$397
Receive variable/pay fixed swaps	4,190	4,165	4,166	4,224	4,188	4,250	4,375	4,949	5,142	3,565	2,035	1,432	484
Net receive fixed/pay variable swaps	$19,335	$19,123	$19,268	$19,036	$19,040	$17,618	$14,329	$12,576	$6,528	$930	$(1,004)	$(585)	$(87)

Interest rate options	$2,000	$2,000	$2,000	$2,000	$2,000	$1,745	$1,001	$254	$250	$1	$—	$—	$—
_________
(1)Active hedges, including forward-starting hedges, are included in the sensitivity levels disclosed in Table 19 to the extent that they fall within the measurement horizon.
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
LIQUIDITY
Regions’ goal in liquidity management is to maintain diverse liquidity sources and reserves sufficient to satisfy the cash flow requirements of depositors and borrowers, under normal and stressed conditions. See also Note 12 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for additional discussion of the Company’s funding requirements. Accordingly, Regions maintains a variety of liquidity sources to fund its obligations.
Cash reserves, liquid assets and secured borrowing capabilities aid in the management of liquidity in normal and stressed conditions, and/or meeting the need of contingent events such as obligations related to potential litigation. See the "Liquidity" section in Regions' Annual Report on Form 10-K for the year ended December 31, 2025 for additional details, including operational readiness, related to funding sources.
The following table summarizes the Company's available sources of liquidity as of June 30, 2026:
Table 22—Liquidity Sources

Availability as of June 30, 2026
(Dollars in billions)
Cash at the Federal Reserve Bank(1)	$6.4
Unencumbered investment securities(2)	26.3
FHLB borrowing availability	9.8
Federal Reserve Bank borrowing availability through the discount window	25.9
Total liquidity sources	$68.4
____
(1) Includes small in transit items that may not yet be reflected in the Federal Reserve Bank master account closing balance.
(2) Unencumbered investment securities comprise securities that are eligible as collateral for secured transactions through market channels or are eligible to be pledged to the FHLB, the Federal Reserve discount window, or the Standing Repo Facility.
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At June 30, 2026, Regions had approximately $6.4 billion in cash on deposit with the Federal Reserve Bank and other depository institutions. Refer to the "Cash and Cash Equivalents" section for more information.
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
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of June 30, 2026, Regions had $2.8 billion in short-term FHLB borrowings as discussed in the "Borrowed Funds" section. Regions had borrowing capacity from the FHLB as shown in Table 22. FHLB borrowing capacity was determined based on eligible securities and loan amounts, as of June 30, 2026, that were pledged as collateral for future borrowing capacity.

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
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time. Refer to Note 11 "Borrowed Funds" in the Annual Report on Form 10-K for the year ended 2025 for additional information.
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
Regions' maintains a liquidity management framework which establishes sustainable processes and tools to effectively identify, measure, mitigate, monitor, and report liquidity risks beginning with Regions’ Liquidity Management Policy and the Liquidity Risk Appetite Statements approved by the Board. Processes within the liquidity management framework include, but are not limited to, liquidity risk governance, cash management, liquidity stress testing, liquidity risk limits, contingency funding plans, and collateral management. While the framework is designed to comply with liquidity regulations, the processes are further tailored to be commensurate with Regions’ operating model and risk profile. The Company's liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company exceeded minimums and totaled $907 million at June 30, 2026. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits. Also, see the “Supervision and Regulation—Liquidity Requirements” subsection of the “Business” section and the "Risk Factors" section in the 2025 Annual Report on Form 10-K for additional information.
INFORMATION SECURITY RISK
Refer to Part 1 Item 1C. Cybersecurity in the Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of Regions' risk identification and assessment, risk management and governance of information security risk.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that management determines is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. In the three and six months ended June 30, 2026, net charge-offs exceeded provision by $34 million and $73 million, respectively. In the three and six months ended June 30, 2025, provision exceeded net charge-offs by $13 million and $14 million, respectively. Refer to the "Allowance" section for further detail.
NON-INTEREST INCOME
Table 23—Non-Interest Income

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2026 vs. 6/30/2025
	2026	2025	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$167	$151	$16	10.6%
Card and ATM fees	126	125	1	0.8%
Investment management and trust fee income	97	90	7	7.8%
Capital markets income	84	83	1	1.2%
Mortgage income	33	48	(15)	(31.3)%
Investment services fee income	53	43	10	23.3%
Commercial credit fee income	28	29	(1)	(3.4)%
BOLI income	24	24	—	—%
Market value adjustments on employee benefit assets	24	16	8	50.0%
Securities gains (losses), net	(41)	(1)	(40)	NM
Other miscellaneous income	35	38	(3)	(7.9)%
	$630	$646	$(16)	(2.5)%

	Six Months Ended June 30		Year-to-Date Change 6/30/2026 vs. 6/30/2025
	2026	2025	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$330	$312	$18	5.8%
Card and ATM fees	243	242	1	0.4%
Investment management and trust fee income	189	176	13	7.4%
Capital markets income	168	163	5	3.1%
Mortgage income	65	88	(23)	(26.1)%
Investment services fee income	102	86	16	18.6%
Commercial credit fee income	58	56	2	3.6%
BOLI income	54	47	7	14.9%
Market valuation adjustments on employee benefit assets	19	13	6	46.2%
Securities gains (losses), net	(44)	(26)	(18)	(69.2)%
Other miscellaneous income	71	79	(8)	(10.1)%
	$1,255	$1,236	$19	1.5%
_________
NM - Not Meaningful
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, treasury management fees and other customer transaction-related service charges. Service charges on deposit accounts increased in the three and six months ended June 30, 2026 compared to the same periods in 2025 driven by an increase in fees from treasury management services and overdraft fees.
The Company continues to monitor and evaluate the potential impact of proposals to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction, which remain subject to ongoing litigation.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decreases in mortgage income for the three and six months ended June 30, 2026 compared to the same periods in 2025 were due primarily to unfavorable valuation and net hedge performance related to mortgage servicing rights. For the six months ended June 30, 2026, higher gains on sales of mortgages partially offset that decrease.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased in the three and six months ended June 30, 2026 compared to the same periods in 2025 due primarily to improved advisor production, resulting in new accounts, asset inflows, and increases in advisory fees.
BOLI Income
BOLI income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. BOLI income increased during the six months ended June 30, 2026 compared to the same period in 2025 driven primarily by increased insurance claim income.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. The adjustments are offset in salaries and benefits and other non-interest expense.
Securities Gains (Losses), Net
Net securities gains (losses) primarily result from the Company's asset/liability and capital management processes. In both 2026 and 2025, the Company executed debt securities repositionings, selling debt securities and reinvesting the proceeds at higher current market yields. See Table 1 "Debt Securities" for more information on securities repositioning executed during 2026 and Table 5 "Debt Securities" in Regions' Annual Report on Form 10-K for the year ended December 31, 2025 for more information on securities repositionings executed in 2025.
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, income from SBIC investments, valuation adjustments to equity investments, commercial loan and leasing related income, fees from safe deposit boxes, check fees and other miscellaneous income including unusual gains. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income decreased in the six months ended June 30, 2026 compared to the same period in 2025 due primarily to a decline in other consumer revenue.

NON-INTEREST EXPENSE
Table 24—Non-Interest Expense

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2026 vs. 6/30/2025
	2026	2025	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$697	$658	$39	5.9%
Equipment and software expense	107	104	3	2.9%
Net occupancy expense	73	72	1	1.4%
Outside services	47	39	8	20.5%
Marketing	28	26	2	7.7%
Professional, legal and regulatory expenses	28	28	—	—%
Credit/checkcard expenses	16	16	—	—%
FDIC insurance assessments	17	20	(3)	(15.0)%
Operational losses	8	13	(5)	(38.5)%
Visa class B shares expense	2	4	(2)	(50.0)%
Branch consolidation, property and equipment charges	5	—	5	NM
Other miscellaneous expenses	93	93	—	—%
	$1,121	$1,073	$48	4.5%

	Six Months Ended June 30		Year-to-Date Change 6/30/2026 vs. 6/30/2025
	2026	2025	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,356	$1,283	$73	5.7%
Equipment and software expense	215	203	12	5.9%
Net occupancy expense	145	142	3	2.1%
Outside services	89	79	10	12.7%
Marketing	57	56	1	1.8%
Professional, legal and regulatory expenses	56	51	5	9.8%
Credit/checkcard expenses	30	31	(1)	(3.2)%
FDIC insurance assessments	36	40	(4)	(10.0)%
Operational losses	18	26	(8)	(30.8)%
Visa class B shares expense	3	11	(8)	(72.7)%
Branch consolidation, property and equipment charges	5	—	5	NM
Other miscellaneous expenses	179	190	(11)	(5.8)%
	$2,189	$2,112	$77	3.6%
_________
NM - Not Meaningful
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased in the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to higher base salaries from annual merit increases, which also increased related taxes, an increase in severance and slightly higher production-based incentives. Also contributing to the increase was higher market valuation adjustments for supplemental employee benefit liabilities. Full-time equivalent headcount increased to 20,003 at June 30, 2026 from 19,642 at June 30, 2025.
Outside Services
Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services expense increased in the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to the timing and volume of services provided.
FDIC Insurance Assessments
FDIC insurance assessments decreased in the three and six months ended June 30, 2026 compared to the same periods in 2025.
On June 25, 2026, the FDIC issued a notice of proposed rulemaking to increase the threshold for determining small versus large institution size, decrease the initial base assessment rate schedule for all institutions, and provide a resolution readiness reduction to the assessment rates for large and highly complex institutions. The Company continues to monitor developments concerning the proposal and evaluate its potential impact.
Operational Losses
Operational losses include losses related to fraud, execution, delivery and process management, and damage to physical assets. Operational losses decreased in the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to a decline in check fraud resulting from effective prevention countermeasures.
Visa Class B Shares Expense
Visa class B shares expense is associated with previously sold shares. The Visa class B shares have restrictions tied to the finalization of certain covered litigation. Visa class B shares expense decreased in the six months ended June 30, 2026 compared to the same period in 2025 due to lower escrow funding expense for the Company's proportionate share of ongoing covered litigation.
INCOME TAXES
The Company’s income tax expense for the three months ended June 30, 2026 was $148 million compared to $143 million for the three months ended June 30, 2025, resulting in effective tax rates of 20.7% and 20.3%, respectively. The Company’s income tax expense for the six months ended June 30, 2026 was $303 million compared to $274 million for the six months ended June 30, 2025, resulting in effective tax rates of 21.2% and 20.7%, respectively.
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
At June 30, 2026, the Company reported a net deferred tax asset of $233 million compared to $244 million at December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in Regions’ internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
The following table presents information regarding issuer purchases of equity securities during the second quarter of 2026. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 1-30, 2026	1,197,341	$28.25	1,197,341	$2,568,627,176
May 1-31, 2026	941,614	$27.10	941,614	$2,543,096,457
June 1-30, 2026	—	$—	—	$2,543,096,457
Second Quarter 2026	2,138,955	$27.74	2,138,955	$2,543,096,457
_____
(1) Average price paid does not reflect the one percent excise tax charged on public company share repurchases.
(2) On December 10, 2025, the Board authorized the repurchase of up to $3.0 billion of the Company's common stock for the period beginning January 1, 2026 and extending through December 31, 2027.

Item 5. Other Information
Securities Trading Plans of Section 16 Officers and Directors
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated a contract, instruction or written plan for the sale or purchase of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by registrant on August 6, 2012.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on May 11, 2026.

3.3	Certificate of Designations relating to Series C Preferred Stock, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.4	Certificate of Designations relating to Series E Preferred Stock, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by registrant on May 3, 2021.

3.5	Certificate of Designations relating to Series F Preferred Stock, incorporated by reference to Exhibit 3.6 on the Form 8-A filed by registrant on July 26, 2024.

3.6	By-Laws as amended and restated, incorporated by reference to Exhibit 3.2 to the Form 8-K filed by registrant on May 11, 2026.

10.1	Regions Financial Corporation Director Compensation Program, effective April 15, 2026.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: August 6, 2026	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Chief Accounting Officer