Form 10-Q
period 2026-09-30
REGIONS FINANCIAL CORP
filed 2026-11-09
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2026
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Attention: Legal Department/Corporate Secretary
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company  ☐  Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
As of November 6, 2026 there were 848,847,340 shares of the issuer's common stock, par value $.01 per share, outstanding.

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
CODM - Chief Operating Decision Maker
Company - Regions Financial Corporation and its subsidiaries.
CPI - Consumer price index.
CPR - Constant (or Conditional) prepayment rate.
CRA - Community Reinvestment Act of 1977.
DPD - Days past due.
DUS - Fannie Mae Delegated Underwriting & Servicing.
EVE - Economic Value of Equity.
Exchange Act - Securities Exchange Act of 1934, as amended.
FDIC - The Federal Deposit Insurance Corporation.
Federal Reserve - The Board of Governors of the Federal Reserve System.
FHA - Federal Housing Administration.
FHLB - Federal Home Loan Bank.
FICO - Fair Isaac Corporation.
FICO scores - Personal credit scores based on the model introduced by the Fair Isaac Corporation.
FNMA - Federal National Mortgage Association.
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
U.S. - United States.
U.S. Treasury - The U.S. Department of the Treasury.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2026	December 31, 2025
	(In millions, except per share data)
Assets
Cash and due from banks	$2,867	$3,112
Interest-bearing deposits in other banks	7,462	7,795
Debt securities held to maturity (estimated fair value of $4,657 and $5,584, respectively)	5,062	5,606
Debt securities available for sale (amortized cost of $28,129 and $28,134, respectively)	26,389	27,560
Loans held for sale (includes $248 and $290 measured at fair value, respectively)	491	511
Loans, net of unearned income	99,827	95,637
Allowance for loan losses	(1,489)	(1,556)
Net loans	98,338	94,081
Other earning assets	1,829	1,703
Premises, equipment and software, net	1,708	1,659
Interest receivable	506	571
Goodwill	5,748	5,733
Residential mortgage servicing rights at fair value	1,195	970
Other identifiable intangible assets, net	120	140
Other assets	11,498	9,373
Total assets	$163,213	$158,814
Liabilities and Equity
Deposits:
Non-interest-bearing	$40,783	$39,530
Interest-bearing	88,727	91,598
Total deposits	129,510	131,128
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	500	—
Other short-term borrowings	4,000	750
Short-term borrowings	4,500	750
Long-term borrowings	5,982	4,134
Total borrowed funds	10,482	4,884
Other liabilities	5,255	3,699
Total liabilities	145,247	139,711
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,400,000 shares	1,369	1,369
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—890,784,135 and 908,045,826 shares, respectively	9	9
Additional paid-in capital	9,841	10,366
Retained earnings	11,196	10,205
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(3,197)	(1,535)
Total shareholders’ equity	17,847	19,043
Noncontrolling interest	119	60
Total equity	17,966	19,103
Total liabilities and equity	$163,213	$158,814

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(In millions, except per share data)
Interest income on:
Loans, including fees	$1,378	$1,386	$4,042	$4,105
Debt securities	312	293	915	845
Loans held for sale	8	9	24	26
Other earning assets	86	108	253	329
Total interest income	1,784	1,796	5,234	5,305
Interest expense on:
Deposits	382	456	1,152	1,345
Short-term borrowings	40	8	91	13
Long-term borrowings	64	75	168	237
Total interest expense	486	539	1,411	1,595
Net interest income	1,298	1,257	3,823	3,710
Provision for credit losses	68	105	227	355
Net interest income after provision for credit losses	1,230	1,152	3,596	3,355
Non-interest income:
Service charges on deposit accounts	171	160	501	472
Card and ATM fees	126	122	369	364
Investment management and trust fee income	96	91	285	267
Capital markets income	107	104	275	267
Mortgage income	32	38	97	126
Securities gains (losses), net	(15)	(27)	(59)	(53)
Other	158	171	462	452
Total non-interest income	675	659	1,930	1,895
Non-interest expense:
Salaries and employee benefits	694	671	2,050	1,954
Equipment and software expense	113	106	328	309
Net occupancy expense	74	72	219	214
Other	237	254	710	738
Total non-interest expense	1,118	1,103	3,307	3,215
Income before income taxes	787	708	2,219	2,035
Income tax expense	156	139	459	413
Net income	$631	$569	$1,760	$1,622
Net income available to common shareholders	$611	$548	$1,699	$1,547
Weighted-average number of shares outstanding:
Basic	852	890	856	898
Diluted	856	894	860	902
Earnings per common share:
Basic	$0.72	$0.62	$1.98	$1.72
Diluted	0.71	0.61	1.97	1.72

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30
	2026	2025
	(In millions)
Net income	$631	$569
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred from available for sale during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($6) and ($4) tax effect, respectively)	(20)	(9)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	20	9
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($248) and $72 tax effect, respectively)	(728)	215
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($4) and ($7) tax effect, respectively)	(11)	(20)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(717)	235
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivative instruments arising during the period (net of ($206) and $4 tax effect, respectively)	(607)	9
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($8) and ($16) tax effect, respectively)	(25)	(49)
Net change in unrealized gains (losses) on derivative instruments, net of tax	(582)	58
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($1) and ($1) tax effect, respectively)	(4)	(5)
Net change from defined benefit pension plans and other post employment benefits, net of tax	4	5
Other comprehensive income (loss), net of tax	(1,275)	307
Comprehensive income (loss)	$(644)	$876

	Nine Months Ended September 30
	2026	2025
	(In millions)
Net income	$1,760	$1,622
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred from available for sale during the period (net of zero and ($57) tax effect, respectively)	—	(170)
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($19) and ($22) tax effect, respectively)	(57)	(56)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	57	(114)
Unrealized gains (losses) on securities available for sale:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and $57 tax effect, respectively)	—	170
Unrealized holding gains (losses) arising during the period (net of ($311) and $228 tax effect, respectively)	(914)	687
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($15) and ($13) respectively)	(44)	(40)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(870)	897
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivative instruments arising during the period (net of ($318) and $109 tax effect, respectively)	(937)	318
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($26) and ($48) tax effect, respectively)	(77)	(144)
Net change in unrealized gains (losses) on derivative instruments, net of tax	(860)	462
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($4) and ($4) tax effect, respectively)	(11)	(14)
Net change from defined benefit pension plans and other post employment benefits, net of tax	11	14
Other comprehensive income (loss), net of tax	(1,662)	1,259
Comprehensive income	$98	$2,881
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2025	2	$1,715	909	$9	$11,394	$9,060	$(1,371)	$(2,928)	$17,879	$31
Net income	—	—	—	—	—	490	—	—	490	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	636	636	—
Cash dividends declared	—	—	—	—	—	(226)	—	—	(226)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	(10)	—	(242)	—	—	—	(242)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	9	—	—	—	9	—
Other	—	—	—	—	—	—	—	9	9	6
BALANCE AT MARCH 31, 2025	2	$1,715	899	$9	$11,161	$9,299	$(1,371)	$(2,283)	$18,530	$37

BALANCE AT APRIL 1, 2025	2	$1,715	899	$9	$11,161	$9,299	$(1,371)	$(2,283)	$18,530	$37
Net income	—	—	—	—	—	563	—	—	563	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	316	316	—
Cash dividends declared	—	—	—	—	—	(224)	—	—	(224)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Redemption of Series D preferred stock	(1)	(346)	—	—	—	(4)	—	—	(350)	—
Impact of common stock share repurchases	—	—	(7)	—	(144)	—	—	—	(144)	—
Impact of common stock transactions under compensation plans, net	—	—	2	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	$3
BALANCE AT JUNE 30, 2025	1	$1,369	894	$9	$11,017	$9,609	$(1,371)	$(1,967)	$18,666	$40

BALANCE AT JULY 1, 2025	1	$1,369	894	$9	$11,017	$9,609	$(1,371)	$(1,967)	$18,666	$40
Net income	—	—	—	—	—	569	—	—	569	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	307	307	—
Cash dividends declared	—	—	—	—	—	(235)	—	—	(235)	—
Preferred stock dividends	—	—	—	—	—	(21)	—	—	(21)	—
Impact of common stock share repurchases	—	—	(10)	—	(251)	—	—	—	(251)	—
Impact of common stock transactions under compensation plans, net	—	—	1	—	14	—	—	—	14	—
Other	—	—	—	—	—	—	—	—	—	6
BALANCE AT SEPTEMBER 30, 2025	1	$1,369	885	$9	$10,780	$9,922	$(1,371)	$(1,660)	$19,049	$46

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)

BALANCE AT JANUARY 1, 2026	1	$1,369	868	$9	$10,366	$10,205	$(1,371)	$(1,535)	$19,043	$60
Net income	—	—	—	—	—	559	—	—	559	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(183)	(183)	—
Cash dividends declared	—	—	—	—	—	(227)	—	—	(227)	—
Preferred stock dividends	—	—	—	—	—	(20)	—	—	(20)	—
Impact of common stock share repurchases	—	—	(14)	—	(401)	—	—	—	(401)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	5
BALANCE AT MARCH 31, 2026	1	$1,369	854	$9	$9,973	$10,517	$(1,371)	$(1,718)	$18,779	$65

BALANCE AT APRIL 1, 2026	1	$1,369	854	$9	$9,973	$10,517	$(1,371)	$(1,718)	$18,779	$65
Net income	—	—	—	—	—	570	—	—	570	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(204)	(204)	—
Cash dividends declared	—	—	—	—	—	(226)	—	—	(226)	—
Preferred stock dividends	—	—	—	—	—	(21)	—	—	(21)	—
Impact of common stock share repurchases	—	—	(2)	—	(59)	—	—	—	(59)	—
Impact of common stock transactions under compensation plans, net	—	—	1	—	1	—	—	—	1	—
Other	—	—	—	—	—	—	—	—	—	6
BALANCE AT JUNE 30, 2026	1	$1,369	853	$9	$9,915	$10,840	$(1,371)	$(1,922)	$18,840	$71

BALANCE AT JULY 1, 2026	1	$1,369	853	$9	$9,915	$10,840	$(1,371)	$(1,922)	$18,840	$71
Net income	—	—	—	—	—	631	—	—	631	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(1,275)	(1,275)	—
Cash dividends declared	—	—	—	—	—	(255)	—	—	(255)	—
Preferred stock dividends	—	—	—	—	—	(20)	—	—	(20)	—
Impact of common stock share repurchases	—	—	(3)	—	(95)	—	—	—	(95)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	21	—	—	—	21	—
Other	—	—	—	—	—	—	—	—	—	48
BALANCE AT SEPTEMBER 30, 2026	1	$1,369	850	$9	$9,841	$11,196	$(1,371)	$(3,197)	$17,847	$119
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
	2026	2025
	(In millions)
Operating activities:
Net income	$1,760	$1,622
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	227	355
Depreciation, amortization and accretion, net	63	62
Securities (gains) losses, net	59	53
Deferred income tax expense (benefit)	142	105
Originations and purchases of loans held for sale	(5,005)	(4,034)
Proceeds from sales of loans held for sale	5,074	4,177
(Gain) loss on sale of loans, net	(25)	(44)
Net change in operating assets and liabilities:
Other earning assets	(126)	103
Interest receivable and other assets	(2,764)	282
Other liabilities	1,518	(173)
Other	298	(8)
Net cash from operating activities	1,221	2,500
Investing activities:
Proceeds from maturities of debt securities held to maturity	611	499
Proceeds from sales of debt securities available for sale	2,071	1,239
Proceeds from maturities of debt securities available for sale	2,393	2,579
Purchases of debt securities available for sale	(4,781)	(5,949)
Net (payments for) proceeds from bank-owned life insurance	16	4
Proceeds from sales of loans	186	470
Purchases of loans	(203)	(307)
Net change in loans	(4,425)	56
Purchases of mortgage servicing rights	(184)	(27)
Net purchases of other assets	(174)	(200)
Other	(10)	—
Net cash from investing activities	(4,500)	(1,636)
Financing activities:
Net change in deposits	(1,618)	2,731
Net change in short-term borrowings	3,750	800
Proceeds from long-term borrowings	2,899	—
Payments on long-term borrowings	(1,000)	(1,250)
Cash dividends on common stock	(684)	(677)
Cash dividends on preferred stock	(61)	(71)
Payment for redemption of preferred stock	—	(350)
Repurchases of common stock	(555)	(637)
Taxes paid related to net share settlement of equity awards	(26)	(23)
Other	(4)	—
Net cash from financing activities	2,701	523
Net change in cash and cash equivalents	(578)	1,387
Cash and cash equivalents at beginning of year	10,907	10,712
Cash and cash equivalents at end of period	$10,329	$12,099
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
A summary of Regions’ tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss, is as follows:

	September 30, 2026	December 31, 2025
	(In millions)
Tax credit investments included in other assets	$1,837	$1,608
Unfunded tax credit commitments included in other liabilities	611	567
Loans and letters of credit commitments	752	643
Funded portion of loans and letters of credit commitments	451	328

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(In millions)
Tax credits and other tax benefits recognized (1)	$71	$57	$199	$169
Tax credit amortization expense included in income tax expense (1)	55	47	160	142
____
(1) Included within income tax expense on the consolidated statements of income and within operating activities on the consolidated statements of cash flows.

NOTE 3. DEBT SECURITIES
The amortized cost basis, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	September 30, 2026
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$5,670	$—	$(790)	$4,880	$—	$(400)	$4,480
Commercial agency	182	—	—	182	—	(5)	177
	$5,852	$—	$(790)	$5,062	$—	$(405)	$4,657

Debt securities available for sale:
U.S. Treasury securities	$2,070	$40	$(86)	$2,024			$2,024
Federal agency securities	516	—	(26)	490			490
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	18,468	208	(1,543)	17,133			17,133
Commercial agency	6,502	64	(371)	6,195			6,195
Commercial non-agency	157	—	(14)	143			143
Corporate and other debt securities	415	1	(13)	403			403
	$28,129	$313	$(2,053)	$26,389			$26,389

	December 31, 2025
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$6,103	$—	$(866)	$5,237	$37	$(53)	$5,221
Commercial agency	370	—	(1)	369	—	(6)	363
	$6,473	$—	$(867)	$5,606	$37	$(59)	$5,584

Debt securities available for sale:
U.S. Treasury securities	$2,313	$10	$(47)	$2,276			$2,276
Federal agency securities	544	6	(7)	543			543
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	18,820	244	(677)	18,387			18,387
Commercial agency	5,925	34	(130)	5,829			5,829
Commercial non-agency	91	—	(9)	82			82
Corporate and other debt securities	439	5	(3)	441			441
	$28,134	$299	$(873)	$27,560			$27,560
_________
(1)Debt securities held to maturity gross unrealized losses recognized in OCI resulted from transfers of securities available for sale.
The Company utilizes interest rate swap agreements to manage interest rate exposure on certain of the Company's fixed-rate prepayable and non-prepayable debt securities available for sale. See Note 9 for additional information.
Debt securities with carrying values of $22.5 billion at September 30, 2026 and $20.9 billion at December 31, 2025, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements.

The amortized cost basis and estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost Basis	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$5,670	$4,480
Commercial agency	182	177
	$5,852	$4,657
Debt securities available for sale:
Due in one year or less	$378	$375
Due after one year through five years	1,306	1,272
Due after five years through ten years	1,254	1,210
Due after ten years	64	61
Mortgage-backed securities:
Residential agency	18,468	17,133
Commercial agency	6,502	6,195
Commercial non-agency	157	143
	$28,129	$26,389
The following tables present gross unrealized losses and the related estimated fair value of debt securities available for sale at September 30, 2026 and December 31, 2025. All debt securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	September 30, 2026
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S Treasury securities	$1,403	$(49)	$568	$(37)	$1,971	$(86)
Federal agency securities	396	(18)	49	(8)	445	(26)
Mortgage-backed securities:
Residential agency	10,757	(595)	6,305	(948)	17,062	(1,543)
Commercial agency	4,466	(197)	1,729	(174)	6,195	(371)
Commercial non-agency	70	(4)	73	(10)	143	(14)
Corporate and other debt securities	290	(11)	54	(2)	344	(13)
	$17,382	$(874)	$8,778	$(1,179)	$26,160	$(2,053)

	December 31, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S. Treasury securities	$203	$(1)	$1,197	$(46)	$1,400	$(47)
Federal agency securities	—	—	57	(7)	57	(7)
Mortgage-backed securities:
Residential agency	—	—	8,498	(677)	8,498	(677)
Commercial agency	754	(3)	2,430	(127)	3,184	(130)
Commercial non-agency	—	—	82	(9)	82	(9)
Corporate and other debt securities	—	—	169	(3)	169	(3)
	$957	$(4)	$12,433	$(869)	$13,390	$(873)
The number of individual debt security positions in an unrealized loss position in the tables above increased to 1,461 at September 30, 2026 from 1,058 at December 31, 2025. The increase in the total amount of unrealized losses was impacted by changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. At September 30, 2026, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost bases, which may be at maturity.
The following table presents gross realized gains and gross realized losses on sales of debt securities available for sale:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(In millions)
Gross realized gains	$1	$—	$3	$1
Gross realized losses	(16)	(27)	(62)	(54)
Securities gains (losses), net	$(15)	$(27)	$(59)	$(53)
The cost of debt securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, including credit-related impairment, impairment identified by management was immaterial for the three and nine months ended September 30, 2026 and 2025.
NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	September 30, 2026	December 31, 2025
	(In millions)
Commercial and industrial	$52,409	$48,790
Commercial real estate mortgage—owner-occupied	5,072	4,845
Commercial real estate construction—owner-occupied	296	263
Total commercial	57,777	53,898
Commercial investor real estate mortgage	8,159	7,172
Commercial investor real estate construction	2,052	1,934
Total investor real estate	10,211	9,106
Residential first mortgage	19,376	19,765
Home equity lines	3,277	3,232
Home equity loans	2,260	2,324
Consumer credit card	1,512	1,519
Other consumer	5,414	5,793
Total consumer	31,839	32,633
Total loans, net of unearned income	$99,827	$95,637

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance by portfolio segment for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2026	$740	$110	$639	$1,489
Provision for (benefit from) loan losses	(23)	54	41	72
Loan losses:
Charge-offs	(36)	—	(62)	(98)
Recoveries	13	—	13	26
Net loan losses	(23)	—	(49)	(72)
Allowance for loan losses, September 30, 2026	694	164	631	1,489
Reserve for unfunded credit commitments, July 1, 2026	88	15	21	124
Provision for (benefit from) unfunded credit commitments	—	(2)	(2)	(4)
Reserve for unfunded credit commitments, September 30, 2026	88	13	19	120
Allowance for credit losses, September 30, 2026	$782	$177	$650	$1,609

	Three Months Ended September 30, 2025
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2025	$747	$234	$631	$1,612
Provision for (benefit from) loan losses	86	(47)	65	104
Loan losses:
Charge-offs	(58)	(34)	(68)	(160)
Recoveries	11	2	12	25
Net loan losses	(47)	(32)	(56)	(135)
Allowance for loan losses, September 30, 2025	786	155	640	1,581
Reserve for unfunded credit commitments July 1, 2025	99	13	19	131
Provision for (benefit from) unfunded credit commitments	3	(3)	1	1
Reserve for unfunded credit commitments, September 30, 2025	102	10	20	132
Allowance for credit losses, September 30, 2025	$888	$165	$660	$1,713

	Nine Months Ended September 30, 2026
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2026	$755	$120	$681	$1,556
Provision for loan losses	99	44	94	237
Loan losses:
Charge-offs	(191)	—	(181)	(372)
Recoveries	31	—	37	68
Net loan losses	(160)	—	(144)	(304)
Allowance for loan losses, September 30, 2026	694	164	631	1,489
Reserve for unfunded credit commitments, January 1, 2026	95	15	20	130
Provision for (benefit from) unfunded credit commitments	(7)	(2)	(1)	(10)
Reserve for unfunded credit commitments, September 30, 2026	88	13	19	120
Allowance for credit losses, September 30, 2026	$782	$177	$650	$1,609

	Nine Months Ended September 30, 2025
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2025	$743	$240	$630	$1,613
Provision for (benefit from) loan losses	197	(29)	171	339
Loan losses:
Charge-offs	(187)	(58)	(193)	(438)
Recoveries	33	2	32	67
Net loan losses	(154)	(56)	(161)	(371)
Allowance for loan losses, September 30, 2025	786	155	640	1,581
Reserve for unfunded credit commitments, January 1, 2025	91	7	18	116
Provision for unfunded credit commitments	11	3	2	16
Reserve for unfunded credit commitments, September 30, 2025	102	10	20	132
Allowance for credit losses, September 30, 2025	$888	$165	$660	$1,713

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
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, by vintage year as of September 30, 2026 and December 31, 2025 and gross charge-offs by vintage year for the year to date periods ended September 30, 2026 and 2025. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals that are categorized as new credit decisions reflect the renewal date as the vintage date. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2025 for more information regarding Regions' credit quality indicators.

	September 30, 2026
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2026	2025	2024	2023	2022	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$8,221	$8,166	$4,039	$1,857	$2,298	$4,287	$21,837	$—	$217	$50,922
Special Mention	20	40	19	34	76	19	195	—	—	403
Substandard Accrual	19	133	19	172	52	6	354	—	—	755
Non-accrual	115	8	16	48	16	28	98	—	—	329
Total commercial and industrial	$8,375	$8,347	$4,093	$2,111	$2,442	$4,340	$22,484	$—	$217	$52,409

	September 30, 2026
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2026	2025	2024	2023	2022	Prior
	(In millions)
Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$692	$741	$626	$472	$634	$1,339	$167	$—	$(4)	$4,667
Special Mention	16	15	24	27	41	71	6	—	—	200
Substandard Accrual	32	27	10	14	27	44	3	—	—	157
Non-accrual	2	3	6	9	5	22	1	—	—	48
Total commercial real estate mortgage—owner-occupied:	$742	$786	$666	$522	$707	$1,476	$177	$—	$(4)	$5,072

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$58	$90	$26	$7	$27	$50	$8	$—	$—	$266
Special Mention	—	—	7	3	4	8	—	—	—	22
Substandard Accrual	—	2	—	—	1	—	—	—	—	3
Non-accrual	—	—	—	3	—	2	—	—	—	5
Total commercial real estate construction—owner-occupied:	$58	$92	$33	$13	$32	$60	$8	$—	$—	$296

Total commercial	$9,175	$9,225	$4,792	$2,646	$3,181	$5,876	$22,669	$—	$213	$57,777

Commercial investor real estate mortgage:
Risk rating:
Pass	$3,061	$1,806	$621	$422	$318	$133	$609	$—	$13	$6,983
Special Mention	92	14	84	—	114	41	—	—	—	345
Substandard Accrual	370	88	31	67	84	—	53	—	—	693
Non-accrual	27	53	31	—	22	—	5	—	—	138
Total commercial investor real estate mortgage	$3,550	$1,961	$767	$489	$538	$174	$667	$—	$13	$8,159

Commercial investor real estate construction:
Risk rating:
Pass	$304	$591	$288	$79	$—	$1	$695	$—	$(11)	$1,947
Special Mention	—	—	16	—	—	—	—	—	—	16
Substandard Accrual	44	—	—	28	—	—	17	—	—	89
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$348	$591	$304	$107	$—	$1	$712	$—	$(11)	$2,052

Total investor real estate	$3,898	$2,552	$1,071	$596	$538	$175	$1,379	$—	$2	$10,211

Residential first mortgage:
FICO scores:
Above 720	$1,071	$1,327	$956	$1,490	$2,309	$8,803	$—	$—	$—	$15,956
681-720	72	89	84	121	181	639		—	—	1,186
620-680	23	46	40	75	106	475	—	—	—	765
Below 620	4	31	66	108	174	681	—	—	—	1,064
Data not available	36	41	24	13	11	114	3	—	163	405
Total residential first mortgage	$1,206	$1,534	$1,170	$1,807	$2,781	$10,712	$3	$—	$163	$19,376

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,496	$61	$—	$2,557
681-720	—	—	—	—	—	—	350	14	—	364
620-680	—	—	—	—	—	—	184	13	—	197
Below 620	—	—	—	—	—	—	116	11	—	127
Data not available	—	—	—	—	—	—	—	—	32	32
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,146	$99	$32	$3,277

	September 30, 2026
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2026	2025	2024	2023	2022	Prior
	(In millions)
Home equity loans:
FICO scores:
Above 720	$252	$273	$201	$163	$221	$621	$—	$—	$—	$1,731
681-720	41	47	39	28	31	71	—	—	—	257
620-680	17	20	20	18	20	60	—	—	—	155
Below 620	1	8	13	14	16	50	—	—	—	102
Data not available	—	—	—	—	—	—	—	—	15	15
Total home equity loans	$311	$348	$273	$223	$288	$802	$—	$—	$15	$2,260

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$859	$—	$—	$859
681-720	—	—	—	—	—	—	289	—	—	289
620-680	—	—	—	—	—	—	257	—	—	257
Below 620	—	—	—	—	—	—	125	—	—	125
Data not available	—	—	—	—	—	—	6	—	(24)	(18)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,536	$—	$(24)	$1,512

Other consumer(2):
FICO scores:
Above 720	$491	$493	$480	$681	$1,022	$580	$112	$—	$—	$3,859
681-720	88	92	75	106	171	101	60	—	—	693
620-680	47	53	48	64	139	76	49	—	—	476
Below 620	10	22	23	37	80	46	29	—	—	247
Data not available	62	2	2	5	11	128	—	—	(71)	139
Total other consumer	$698	$662	$628	$893	$1,423	$931	$250	$—	$(71)	$5,414

Total consumer loans	$2,215	$2,544	$2,071	$2,923	$4,492	$12,445	$4,935	$99	$115	$31,839

Total Loans	$15,288	$14,321	$7,934	$6,165	$8,211	$18,496	$28,983	$99	$330	$99,827

	December 31, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$9,993	$5,700	$2,683	$3,593	$1,866	$3,540	$19,167	$—	$254	$46,796
Special Mention	70	29	107	133	40	9	190	—	—	578
Substandard Accrual	159	30	184	137	5	13	414	—	—	942
Non-accrual	49	88	118	36	17	27	139	—	—	474
Total commercial and industrial	$10,271	$5,847	$3,092	$3,899	$1,928	$3,589	$19,910	$—	$254	$48,790

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$756	$706	$589	$735	$662	$1,000	$112	$—	$(5)	$4,555
Special Mention	4	18	7	28	29	18	1	—	—	105
Substandard Accrual	39	13	14	15	30	27	2	—	—	140
Non-accrual	1	4	2	10	12	16	—	—	—	45
Total commercial real estate mortgage—owner-occupied:	$800	$741	$612	$788	$733	$1,061	$115	$—	$(5)	$4,845

	December 31, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior
Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$75	$24	$29	$29	$23	$45	$14	$—	$—	$239
Special Mention	—	7	—	7	—	2	—	—	—	16
Substandard Accrual	6	—	—	—	—	—	—	—	—	6
Non-accrual	—	1	—	—	—	1	—	—	—	2
Total commercial real estate construction—owner-occupied:	$81	$32	$29	$36	$23	$48	$14	$—	$—	$263

Total commercial	$11,152	$6,620	$3,733	$4,723	$2,684	$4,698	$20,039	$—	$249	$53,898

Commercial investor real estate mortgage:
Risk rating:
Pass	$2,802	$806	$637	$960	$309	$180	$531	$—	$(6)	$6,219
Special Mention	144	—	59	135	1	1	—	—	—	340
Substandard Accrual	251	—	22	109	93	—	17	—	—	492
Non-accrual	—	49	—	27	—	4	41	—	—	121
Total commercial investor real estate mortgage	$3,197	$855	$718	$1,231	$403	$185	$589	$—	$(6)	$7,172

Commercial investor real estate construction:
Risk rating:
Pass	$321	$446	$276	$162	$—	$1	$660	$—	$(13)	$1,853
Special Mention	2	4	—	—	—	—	18	—	—	24
Substandard Accrual	—	—	—	42	—	—	15	—	—	57
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$323	$450	$276	$204	$—	$1	$693	$—	$(13)	$1,934

Total investor real estate	$3,520	$1,305	$994	$1,435	$403	$186	$1,282	$—	$(19)	$9,106

Residential first mortgage:
FICO scores:
Above 720	$1,270	$1,161	$1,734	$2,507	$3,690	$5,934	$—	$—	$—	$16,296
681-720	94	85	147	203	243	469	—	—	—	1,241
620-680	44	47	74	122	149	359	—	—	—	795
Below 620	13	46	104	164	163	545	—	—	—	1,035
Data not available	49	26	15	13	33	92	2	—	168	398
Total residential first mortgage	$1,470	$1,365	$2,074	$3,009	$4,278	$7,399	$2	$—	$168	$19,765

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,443	$61	$—	$2,504
681-720	—	—	—	—	—	—	346	14	—	360
620-680	—	—	—	—	—	—	198	12	—	210
Below 620	—	—	—	—	—	—	117	9	—	126
Data not available	—	—	—	—	—	—	—	—	32	32
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,104	$96	$32	$3,232

Home equity loans:
FICO scores:
Above 720	$326	$254	$204	$255	$272	$488	$—	$—	$—	$1,799
681-720	53	46	32	39	31	57	—	—	—	258
620-680	19	22	18	21	21	50	—	—	—	151
Below 620	3	9	14	16	16	43	—	—	—	101
Data not available	—	—	—	—	—	—	—	—	15	15
Total home equity loans	$401	$331	$268	$331	$340	$638	$—	$—	$15	$2,324

	December 31, 2025
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Other (1)	Total
	2025	2024	2023	2022	2021	Prior

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$874	$—	$—	$874
681-720	—	—	—	—	—	—	286	—	—	286
620-680	—	—	—	—	—	—	246	—	—	246
Below 620	—	—	—	—	—	—	125	—	—	125
Data not available	—	—	—	—	—	—	6	—	(18)	(12)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,537	$—	$(18)	$1,519

Other consumer(2):
FICO scores:
Above 720	$717	$611	$802	$1,133	$340	$346	$113	$—	$—	$4,062
681-720	123	103	133	210	66	57	62	—	—	754
620-680	65	61	79	152	50	40	49	—	—	496
Below 620	16	27	46	104	33	26	31	—	—	283
Data not available	112	2	4	11	6	138	—	—	(75)	198
Total other consumer	$1,033	$804	$1,064	$1,610	$495	$607	$255	$—	$(75)	$5,793

Total consumer loans	$2,904	$2,500	$3,406	$4,950	$5,113	$8,644	$4,898	$96	$122	$32,633

Total Loans	$17,576	$10,425	$8,133	$11,108	$8,200	$13,528	$26,219	$96	$352	$95,637
________
(1)Other consists of amounts that are not accounted for at the loan level.
(2)Other consumer class includes overdrafts which are included in the current vintage year.
The following tables present gross charge-offs by vintage year for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30, 2026
	Term Loans						Revolving Loans	Total
	2026	2025	2024	2023	2022	Prior
	(In millions)
Commercial and industrial	$13	$37	$26	$45	$16	$9	$42	$188
Commercial real estate mortgage—owner-occupied	—	—	1	—	—	2	—	3
Total commercial	13	37	27	45	16	11	42	191
Residential first mortgage	—	—	—	1	1	—	—	2
Home equity lines	—	—	—	—	—	—	2	2
Home equity loans	—	—	—	—	—	1	—	1
Consumer credit card	—	—	—	—	—	—	54	54
Other consumer(1)	28	17	10	13	27	18	9	122
Total consumer	28	17	10	14	28	19	65	181
Total gross charge-offs	$41	$54	$37	$59	$44	$30	$107	$372

	Nine Months Ended September 30, 2025
	Term Loans						Revolving Loans	Total
	2025	2024	2023	2022	2021	Prior
	(In millions)
Commercial and industrial	$1	$22	$26	$51	$8	$2	$74	$184
Commercial real estate mortgage—owner-occupied	—	—	—	—	1	2	—	3
Total commercial	1	22	26	51	9	4	74	187
Commercial investor real estate mortgage	3	19	23	7	—	5	1	58
Total investor real estate	3	19	23	7	—	5	1	58
Residential first mortgage	—	—	—	2	—	—	—	2
Home equity lines	—	—	—	—	—	—	1	1
Consumer credit card	—	—	—	—	—	—	50	50
Other consumer(1)	32	20	20	34	12	14	8	140
Total consumer	32	20	20	36	12	14	59	193
Total gross charge-offs	$36	$61	$69	$94	$21	$23	$134	$438
______
(1)Other consumer class includes overdraft gross charge-offs. The majority of overdraft gross charge-offs for the nine months ended September 30, 2026 and 2025 are included in the current vintage year.
AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of September 30, 2026 and December 31, 2025. Loans on non-accrual status with no related allowance totaled $99 million at September 30, 2026 and were comprised of commercial and investor real estate loans, and totaled $109 million at December 31, 2025 and were comprised of commercial loans. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	September 30, 2026
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$38	$12	$5	$55	$52,080	$329	$52,409
Commercial real estate mortgage—owner-occupied	22	2	—	24	5,024	48	5,072
Commercial real estate construction—owner-occupied	—	—	—	—	291	5	296
Total commercial	60	14	5	79	57,395	382	57,777
Commercial investor real estate mortgage	1	—	—	1	8,021	138	8,159
Commercial investor real estate construction	—	—	—	—	2,052	—	2,052
Total investor real estate	1	—	—	1	10,073	138	10,211
Residential first mortgage	129	74	199	402	19,343	33	19,376
Home equity lines	15	9	11	35	3,253	24	3,277
Home equity loans	8	4	9	21	2,252	8	2,260
Consumer credit card	13	9	20	42	1,512	—	1,512
Other consumer	44	21	20	85	5,414	—	5,414
Total consumer	209	117	259	585	31,774	65	31,839
	$270	$131	$264	$665	$99,242	$585	$99,827

	December 31, 2025
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$39	$16	$6	$61	$48,316	$474	$48,790
Commercial real estate mortgage—owner-occupied	4	2	—	6	4,800	45	4,845
Commercial real estate construction—owner-occupied	—	—	—	—	261	2	263
Total commercial	43	18	6	67	53,377	521	53,898
Commercial investor real estate mortgage	—	—	—	—	7,051	121	7,172
Commercial investor real estate construction	—	—	—	—	1,934	—	1,934
Total investor real estate	—	—	—	—	8,985	121	9,106
Residential first mortgage	128	82	184	394	19,740	25	19,765
Home equity lines	19	6	15	40	3,208	24	3,232
Home equity loans	11	4	8	23	2,317	7	2,324
Consumer credit card	12	10	22	44	1,519	—	1,519
Other consumer	51	24	24	99	5,793	—	5,793
Total consumer	221	126	253	600	32,577	56	32,633
	$264	$144	$259	$667	$94,939	$698	$95,637
At September 30, 2026 and December 31, 2025, the Company had collateral-dependent commercial loans of $213 million and $337 million, respectively. At September 30, 2026 and December 31, 2025, the Company had collateral-dependent investor real estate loans of $134 million and $121 million, respectively. The collateral for commercial and investor real estate loans generally consists of all business assets including real estate, receivables and equipment. At September 30, 2026 and December 31, 2025, the Company had collateral-dependent residential mortgage and home equity loans and lines totaling $151 million and $127 million, respectively. The collateral for these loans consists of residential real estate. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional details for the criteria of collateral-dependent loans.

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
For each portfolio segment and class, the following tables present the end of period balances of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification in the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
	Term Extension		Interest Rate Reduction		Term Extension and Interest Rate Modification		Other		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$6	0.01%	$2	—%	$—	—%	$—	—%	$8	0.02%
Commercial real estate mortgage—owner-occupied	1	0.02%	—	—%	—	—%	—	—%	1	0.02%
Total commercial	7	0.01%	2	—%	—	—%	—	—%	9	0.02%
Commercial investor real estate mortgage	66	0.81%	—	—%	—	—%	—	—%	66	0.81%
Total investor real estate	66	0.65%	—	—%	—	—%	—	—%	66	0.65%
Residential first mortgage	35	0.18%	—	—%	2	0.01%	1	—%	38	0.20%
Home equity lines	—	—%	—	—%	1	0.04%	—	—%	1	0.05%
Home equity loans	1	0.03%	—	—%	2	0.07%	—	—%	3	0.10%
Total consumer	36	0.11%	—	—%	5	0.02%	1	—%	42	0.13%
Total	$109	0.11%	$2	—%	$5	0.01%	$1	—%	$117	0.12%

	Three Months Ended September 30, 2025
	Term Extension		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$27	0.06%	$—	—%	$27	0.06%
Commercial real estate mortgage—owner-occupied	3	0.05%	—	—%	3	0.05%
Total commercial	30	0.05%	—	—%	30	0.06%
Residential first mortgage	50	0.25%	5	0.02%	55	0.28%
Home equity lines	—	—%	2	0.05%	2	0.05%
Home equity loans	1	0.03%	1	0.06%	2	0.09%
Total consumer	51	0.15%	8	0.02%	59	0.18%
Total	$81	0.08%	$8	0.01%	$89	0.09%

	Nine Months Ended September 30, 2026
	Term Extension		Interest Rate Reduction		Payment Deferral		Term Extension and Interest Rate Modification		Term Extension and Payment Deferral		Other		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$17	0.03%	$2	—%	$—	—%	$—	—%	$18	0.04%	$—	—%	$37	0.07%
Commercial real estate mortgage—owner-occupied	23	0.45%	—	—%	—	—%	—	—%	—	—%			23	0.45%
Total commercial	40	0.07%	2	—%	—	—%	—	—%	18	0.03%	—	—%	60	0.10%
Commercial investor real estate mortgage	66	0.81%	—	—%	—	—%	—	—%	—	—%	—	—%	66	0.81%
Total investor real estate	66	0.65%	—	—%	—	—%	—	—%	—	—%	—	—%	66	0.65%
Residential first mortgage	101	0.52%	—	—%	3	0.01%	19	0.10%	—	—%	1	—%	124	0.64%
Home equity lines	1	0.03%	—	—%	—	—%	4	0.13%	—	—%	—	—%	5	0.16%
Home equity loans	2	0.10%	—	—%	—	—%	5	0.19%	—	—%	—	—%	7	0.30%
Total consumer	104	0.33%	—	—%	3	0.01%	28	0.09%	—	—%	1	—%	136	0.43%
Total	$210	0.21%	$2	—%	$3	—%	$28	0.03%	$18	0.02%	$1	—%	$262	0.26%

	Nine Months Ended September 30, 2025
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$105	0.21%	$—	—%	$—	—%	$105	0.21%
Commercial real estate mortgage—owner-occupied	3	0.07%	—	—%	—	—%	3	0.07%
Total commercial	108	0.20%	—	—%	—	—%	108	0.20%
Commercial investor real estate mortgage	77	1.07%	—	—%	—	—%	77	1.07%
Total investor real estate	77	0.84%	—	—%	—	—%	77	0.84%
Residential first mortgage	162	0.81%	3	0.01%	14	0.07%	179	0.90%
Home equity lines	1	0.02%	—	—%	5	0.14%	6	0.17%
Home equity loans	3	0.11%	—	—%	4	0.19%	7	0.30%
Total consumer	166	0.51%	3	0.01%	23	0.07%	192	0.58%
Total	$351	0.36%	$3	—%	$23	0.02%	$377	0.39%

______
(1) Amounts calculated based upon whole dollar values.
The end of period balance of unfunded commitments related to modifications to troubled borrowers was immaterial at September 30, 2026 and totaled $124 million at December 31, 2025.
The following tables present the financial impact of modifications to troubled borrowers during the three and nine months ended September 30, 2026 and 2025 by class of financing receivable and the type of modification. The tables include new modifications to troubled borrowers, as well as renewals of existing modifications to troubled borrowers.

	Three Months Ended September 30, 2026
	Interest Rate Reduction	Term Extension	Term Extension and Interest Rate Modification
	Weighted-Average Reduction in Interest Rate	Weighted-Average Term Extension	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	less than 1%	0.58	—	—
Commercial real estate mortgage—owner-occupied	—	0.58	—	—
Commercial investor real estate mortgage	—	1.17	—	—
Residential first mortgage(1)	—	6	6	1%
Home equity lines	—	—	24	1%
Home equity loans	—	15	20	3%
____
(1) During the three months ended September 30, 2026, the Company had an other modification in commercial real estate mortgage which had an immaterial financial effect.

	Three Months Ended September 30, 2025
	Term Extension	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate
	(In years, except for percentage data)
Commercial and industrial	0.92	—	—
Commercial real estate mortgage—owner-occupied	0.75	—	—
Residential first mortgage	6	6	less than 1%
Home equity lines	—	25	1%
Home equity loans	7	21	3%

	Nine Months Ended September 30, 2026
	Interest Rate Reduction	Term Extension	Term Extension and Interest Rate Modification		Term Extension and Payment Deferral		Payment Deferral
	Weighted-Average Reduction in Interest Rate	Weighted-Average Term Extension	Weighted-Average Term Extension	Weighted-Average Reduction in Interest Rate	Weighted-Average Term Extension	Weighted-Average Payment Deferral	Weighted-Average Payment Deferral
	(In years, except for percentage data)
Commercial and industrial	less than 1%	0.75	—	—	2	4	—
Commercial real estate mortgage—owner-occupied	—	0.75	—	—	—	—	—
Commercial investor real estate mortgage	—	1.17	—	—	—	—	—
Residential first mortgage(1)	—	7	4	1%	—	—	1.08
Home equity lines	—	21	24	2%	—	—	—
Home equity loans	—	11	18	3%	—	—	—
____
(1) During the nine months ended September 30, 2026, the Company had an other modification in commercial real estate mortgage which had an immaterial financial effect.

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

The following tables include the end of period balances of aging and non-accrual performance for modifications to troubled borrowers modified in the previous twelve-month period by portfolio segment and class as of September 30, 2026 and 2025.

	September 30, 2026
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$6	$—	$—	$58	$64
Commercial real estate mortgage—owner-occupied	10	11	—	2	23
Total commercial	16	11	—	60	87
Commercial investor real estate mortgage	93	—	—	—	93
Total investor real estate	93	—	—	—	93
Residential first mortgage	115	26	16	5	162
Home equity lines	5	—	—	1	6
Home equity loans	7	1	—	2	10
Total consumer	127	27	16	8	178
	$236	$38	$16	$68	$358

	September 30, 2025
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$77	$—	$—	$34	$111
Commercial real estate mortgage—owner-occupied	3	—	—	1	4
Total commercial	80	—	—	35	115
Commercial investor real estate mortgage	82	—	—	53	135
Total investor real estate	82	—	—	53	135
Residential first mortgage	155	39	17	7	218
Home equity lines	6	—	—	2	8
Home equity loans	8	—	—	3	11
Total consumer	169	39	17	12	237
	$331	$39	$17	$100	$487
For modifications to troubled borrowers, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified as non-accrual status during the reporting period. Subsequent defaults of the loans restructured as a modification to a troubled borrower during the three and nine months ended September 30, 2026 that were restructured as modifications to troubled borrowers during the previous twelve months had period-end balances of $31 million and $101 million, respectively. Subsequent default of loans restructured as a modification to a troubled borrower during the three and nine months ended September 30, 2025 that were restructured as modifications to troubled borrowers during the previous twelve months had period-end balances of $26 million and $74 million, respectively.

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(In millions)
Carrying value, beginning of period	$958	$988	$970	$1,007
Additions	10	7	30	20
Purchases (1)	184	8	201	26
Increase (decrease) in fair value (2):
Due to change in valuation inputs or assumptions	69	1	75	7
Economic amortization associated with borrower repayments (3)	(26)	(28)	(81)	(84)
Carrying value, end of period	$1,195	$976	$1,195	$976
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	September 30
	2026	2025
	(Dollars in millions)
Unpaid principal balance	$72,720	$65,572
Weighted-average CPR (%)	6.4%	7.7%
Estimated impact on fair value of a 10% increase	$(69)	$(36)
Estimated impact on fair value of a 20% increase	$(113)	$(69)
Option-adjusted spread (basis points)	495	495
Estimated impact on fair value of a 10% increase	$(27)	$(22)
Estimated impact on fair value of a 20% increase	$(54)	$(44)
Weighted-average coupon interest rate	3.8%	3.9%
Weighted-average remaining maturity (months)	285	291
Weighted-average servicing fee (basis points)	27.5	27.5
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $46 million and $47 million for the three months ended September 30, 2026 and 2025, respectively and $137 million and $141 million for the nine months ended September 30, 2026 and 2025, respectively.
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
COMMERCIAL MORTGAGE BANKING ACTIVITIES
Regions engages in the servicing of commercial mortgage loans through the DUS lending program and through other non-DUS agency programs. Commercial MSRs of loans through the agency programs are measured at fair value while commercial MSRs of loans through the DUS lending program are measured at cost and subsequently amortized.
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
The table below presents an analysis of commercial MSRs through non-DUS agency programs under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(In millions)
Carrying value, beginning of period	$93	$93	$93	$97
Additions	4	3	12	8
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	9	—	12	(1)
Economic amortization associated with borrower repayments (2)	(4)	(5)	(15)	(13)
Carrying value, end of period	$102	$91	$102	$91
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to commercial MSRs through non-DUS agency programs (excluding related derivative instruments) are as follows:

	September 30
	2026	2025
	(Dollars in millions)
Unpaid principal balance	$8,927	$8,063
Weighted-average CPR (%)	7.7%	7.6%
Estimated impact on fair value of a 10% increase	$(2)	$(1)
Estimated impact on fair value of a 20% increase	$(3)	$(3)
Weighted-average discount rate (%)	8.2%	8.2%
Estimated impact on fair value of a 10% increase	$(3)	$(3)
Estimated impact on fair value of a 20% increase	$(6)	$(5)
Weighted-average coupon interest rate	5.0%	4.9%
Weighted-average remaining maturity (months)	139	144
Weighted-average servicing fee (basis points)	23	24.7
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

Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of commercial mortgage loans through non-DUS agency programs totaled $7 million and $6 million for the three months ended September 30, 2026 and 2025, respectively and $20 million and $19 million for the nine months ended September 30, 2026 and 2025, respectively.
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
The table below presents an analysis of commercial DUS MSRs under the amortization measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(In millions)
Carrying value, beginning of period	$82	$91	$89	$90
Additions	—	4	3	14
Economic amortization associated with borrower repayments (1)	(4)	(5)	(14)	(14)
Carrying value, end of period	$78	$90	$78	$90
________
(1)Economic amortization associated with borrower repayments includes both total loan payoffs as well as partial paydowns.
Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS MSRs was approximately $107 million at September 30, 2026 and $113 million at December 31, 2025.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $7 million for both the three months ended September 30, 2026 and 2025, and $20 million for both the nine months ended September 30, 2026 and 2025.
NOTE 6. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										September 30, 2026	December 31, 2025
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series C	4/30/2019	5/15/2029	5.700%	(2)	$500	1,000	25	1/40th	500,000	$490	$490
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
Series F	7/29/2024	9/15/2029	6.950%	(3)	500	1,000	25	1/40th	500,000	489	489
					$1,400				1,400,000	$1,369	$1,369
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
The Board declared a total of $61 million and $71 million in cash dividends on preferred stock in the nine months ended September 30, 2026 and 2025, respectively.
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

COMMON STOCK
The Company's SCB is floored at 2.5 percent from the fourth quarter of 2025 through the third quarter of 2026. In the second quarter of 2026, the FRB released the results of its annual stress test, which indicated that Regions exceeded all minimum capital requirements. However, the FRB will not update SCB requirements based on the 2026 stress testing cycle due to regulatory proposals that were finalized in the third quarter of 2026. Accordingly, Regions' SCB will remain floored at 2.5 percent through the third quarter of 2027.
On December 10, 2025, the Board authorized the repurchase of up to $3.0 billion of the Company's common stock for the period beginning January 1, 2026 and extending through December 31, 2027. As of September 30, 2026, Regions had repurchased approximately 19 million shares of common stock at a total cost of $555 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
In the third quarter of 2026, the Board declared a $0.035 increase, or 13 percent, to the quarterly common stock dividend to $0.30. In total, Regions declared $0.83 per common share for the first nine months of 2026 as compared to $0.765 per common share for the first nine months of 2025.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(2,574)	$652	$(1,922)
Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(817)	$206	$(611)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	26	(6)	20
Ending balance	$(791)	$200	$(591)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(779)	$198	$(581)
Unrealized gains (losses) arising during the period	(976)	248	(728)
Reclassification adjustments for securities (gains) losses realized in net income (3)	15	(4)	11
Change in AOCI from securities available for sale activity in the period	(961)	244	(717)
Ending balance	$(1,740)	$442	$(1,298)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(463)	$117	$(346)
Unrealized gains (losses) on derivative instruments arising during the period	(813)	206	(607)
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	33	(8)	25
Change in AOCI from derivative activity in the period	(780)	198	(582)
Ending balance	$(1,243)	$315	$(928)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(515)	$131	$(384)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	5	(1)	4
Ending balance	$(510)	$130	$(380)

Total other comprehensive income (loss)	(1,710)	435	(1,275)
Total accumulated other comprehensive income (loss), end of period	$(4,284)	$1,087	$(3,197)

	Three Months Ended September 30, 2025
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(2,631)	$664	$(1,967)
Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(906)	$227	$(679)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	13	(4)	9
Ending balance	$(893)	$223	$(670)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(1,077)	$271	$(806)
Unrealized gains (losses) arising during the period	287	(72)	215
Reclassification adjustments for securities (gains) losses realized in net income (3)	27	(7)	20
Change in AOCI from securities available for sale activity in the period	314	(79)	235
Ending balance	$(763)	$192	$(571)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(121)	$31	$(90)
Unrealized gains (losses) on derivative instruments arising during the period	13	(4)	9
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	65	(16)	49
Change in AOCI from derivative activity in the period	78	(20)	58
Ending balance	$(43)	$11	$(32)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(536)	$135	$(401)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	6	(1)	5
Ending balance	$(530)	$134	$(396)

Total other comprehensive income (loss)	411	(104)	307
Total accumulated other comprehensive income (loss), end of period	$(2,220)	$560	$(1,660)

	Nine Months Ended September 30, 2026
	Pre-tax AOCI Activity	Tax Effect and Other (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(2,057)	$522	$(1,535)
Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(867)	$219	$(648)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	76	(19)	57
Ending balance	$(791)	$200	$(591)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(574)	$146	$(428)
Unrealized gains (losses) arising during the period	(1,225)	311	(914)
Reclassification adjustments for securities (gains) losses realized in net income (3)	59	(15)	44
Change in AOCI from securities available for sale activity in the period	(1,166)	296	(870)
Ending balance	$(1,740)	$442	$(1,298)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(91)	$23	$(68)
Unrealized gains (losses) on derivative instruments arising during the period	(1,255)	318	(937)
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	103	(26)	77
Change in AOCI from derivative activity in the period	(1,152)	292	(860)
Ending balance	$(1,243)	$315	$(928)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(525)	$134	$(391)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	15	(4)	11
Ending balance	$(510)	$130	$(380)

Total other comprehensive income (loss)	(2,227)	565	(1,662)
Total accumulated other comprehensive income (loss), end of period	$(4,284)	$1,087	$(3,197)

	Nine Months Ended September 30, 2025
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,912)	$984	$(2,928)
Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(744)	$188	$(556)
Unrealized gains (losses) on securities transferred from available for sale during the period	(227)	57	(170)
Reclassification adjustments for amortization on unrealized losses on securities transferred to held for maturity (2)	78	(22)	56
Change in AOCI from securities held to maturity activity in the period	(149)	35	(114)
Ending balance	$(893)	$223	$(670)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(1,958)	$490	$(1,468)
Unrealized (gains) losses on securities transferred to held to maturity during the period	227	(57)	170
Unrealized gains (losses) arising during the period	915	(228)	687
Reclassification adjustments for securities (gains) losses realized in net income (3)	53	(13)	40
Change in AOCI from securities available for sale activity in the period	1,195	(298)	897
Ending balance	$(763)	$192	$(571)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(662)	$168	$(494)
Unrealized gains (losses) on derivative instruments arising during the period	427	(109)	318
Reclassification adjustments for (gains) losses on derivative instruments realized in net income (2)	192	(48)	144
Change in AOCI from derivative activity in the period	619	(157)	462
Ending balance	$(43)	$11	$(32)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(548)	$138	$(410)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	18	(4)	14
Ending balance	$(530)	$134	$(396)

Total other comprehensive income (loss)	1,683	(424)	1,259
Other	9	—	9
Total accumulated other comprehensive income (loss), end of period	$(2,220)	$560	$(1,660)

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

NOTE 7. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(In millions, except per share data)
Numerator:
Net income	$631	$569	$1,760	$1,622
Preferred stock dividends and other (1)	(20)	(21)	(61)	(75)
Net income available to common shareholders	$611	$548	$1,699	$1,547
Denominator:
Weighted-average common shares outstanding—basic	$852	$890	$856	$898
Potential common shares	4	4	4	4
Weighted-average common shares outstanding—diluted	$856	$894	$860	$902
Earnings per common share:
Basic	$0.72	$0.62	$1.98	$1.72
Diluted	$0.71	$0.61	$1.97	$1.72
______
(1) Preferred stock dividends and other for the nine months ended September 30, 2025 included $4 million of issuance costs associated with the redemption of Series D preferred shares in the second quarter of 2025.
The effects from the assumed exercise of restricted stock units totaling 3 million for both the three and nine months ended September 30, 2026, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
The effects from the assumed exercise of restricted stock units totaling 4 million for both the three and nine months ended September 30, 2025, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension (benefit) cost included the following components:

	Three Months Ended September 30
	Qualified Plans		Non-qualified Plans		Total
	2026	2025	2026	2025	2026	2025
	(In millions)
Service cost	$4	$4	$—	$1	$4	$5
Interest cost	19	21	2	1	21	22
Expected return on plan assets	(32)	(30)	—	—	(32)	(30)
Amortization of actuarial loss	5	6	—	—	5	6
Net periodic pension (benefit) cost	$(4)	$1	$2	$2	$(2)	$3

	Nine Months Ended September 30
	Qualified Plans		Non-qualified Plans		Total
	2026	2025	2026	2025	2026	2025
	(In millions)
Service cost	$13	$14	$—	$1	$13	$15
Interest cost	56	61	3	3	59	64
Expected return on plan assets	(98)	(92)	—	—	(98)	(92)
Amortization of actuarial loss	14	17	1	1	15	18
Net periodic pension (benefit) cost	$(15)	$—	$4	$5	$(11)	$5
The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions to qualified plans during the nine months ended September 30, 2026.

Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the nine months ended September 30, 2026 or 2025.
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments:

	September 30, 2026			December 31, 2025
	Notional Amount(1)	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$36,442	$—	$1,196	$39,918	$80	$196
Interest rate options	3,000	5	18	2,000	2	1
Interest rate forward commitments	10	—	—	—	—	—
Total derivatives in cash flow hedging relationships	39,452	5	1,214	41,918	82	197
Derivatives in fair value hedging relationships:
Interest rate swaps	11,278	310	91	8,067	23	73
Total derivatives designated as hedging instruments	$50,730	$315	$1,305	$49,985	$105	$270
Derivatives not designated as hedging instruments:
Interest rate swaps	$100,650	$1,813	$1,871	$93,891	$1,023	$996
Interest rate options	11,888	33	28	10,674	14	6
Interest rate futures and forward commitments	1,264	15	3	1,537	8	1
Other contracts	18,218	410	418	15,051	185	172
Total derivatives not designated as hedging instruments	$132,020	$2,271	$2,320	$121,153	$1,230	$1,175
Total derivatives	$182,750	$2,586	$3,625	$171,138	$1,335	$1,445

Total gross derivative instruments, before netting		$2,586	$3,625		$1,335	$1,445
Less: Netting adjustments (2)		2,249	2,456		1,120	964
Total gross derivative instruments, after netting		$337	$1,169		$215	$481
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. Includes accrued interest as applicable. The table reflects net notional presentation and gross asset and liability presentation to capture the economic impact of the trades.
(2)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements, and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral. Cash collateral, all of which is included as a netting adjustment, totaled $84 million and $83 million for derivative assets at September 30, 2026 and December 31, 2025, respectively. Cash collateral totaled $230 million and $123 million for derivative liabilities at September 30, 2026 and December 31, 2025, respectively.
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
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), forwards and futures, and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay SOFR interest rate swaps and interest rate options. As of September 30, 2026, Regions was hedging its exposure to the variability in future cash flows into 2038.
As of September 30, 2026, cash flow hedges were held at a pre-tax net loss of 1.2 billion, which includes pre-tax net losses of $48 million related to terminated cash flow floors and swaps. Regions expects to reclassify into earnings approximately $291 million in pre-tax losses due to the net receipt/payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $10 million in pre-tax net loss related to the amortization of terminated cash flow floors and swaps.
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
The following tables present the effect of fair value hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	Three Months Ended September 30, 2026
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$312	$(64)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$2	$(4)
Recognized on derivatives	238	(47)
Recognized on hedged items	(238)	47
Income (expense) recognized on fair value hedges	$2	$(4)

	Three Months Ended September 30, 2025
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$293	$(75)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$7	$(6)
Recognized on derivatives	(7)	6
Recognized on hedged items	7	(6)
Income (expense) recognized on fair value hedges	$7	$(6)

	Nine Months Ended September 30, 2026
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$915	$(168)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$4	$(13)
Recognized on derivatives	321	(49)
Recognized on hedged items	(321)	49
Income (expense) recognized on fair value hedges	$4	$(13)

	Nine Months Ended September 30, 2025
	Interest Income	Interest Expense
	Debt securities	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$845	$(237)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$15	$(27)
Recognized on derivatives	(86)	40
Recognized on hedged items	86	(40)
Income (expense) recognized on fair value hedges	$15	$(27)

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	September 30, 2026		December 31, 2025
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Amortized Cost Basis of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Amortized Cost Basis of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale	$9,289	$(311)	$9,325	$—
Long-term borrowings	(3,799)	101	(2,348)	52
Included in the amortized cost basis and hedge accounting basis adjustment of fair value hedges of debt securities available for sale are hedges designated under the portfolio layer method. At September 30, 2026 and December 31, 2025, the Company designated $5.1 billion and $2.5 billion, respectively, as the hedged amount from a closed portfolio of prepayable financial assets with a carrying amount of $7.4 billion and $6.1 billion, respectively. At September 30, 2026, the hedge accounting basis adjustment on active portfolio layer hedges reduced the carrying amount by $208 million.
The Company previously terminated fair value hedges related to available for sale debt securities. The terminated hedges had a remaining basis adjustment of $22 million.
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
The following table presents the location and amount of gain recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2026	2025	2026	2025
	(In millions)
Capital markets income:
Interest rate swaps	$17	$12	$38	$23
Interest rate options	8	10	21	31
Interest rate futures and forward commitments	3	4	10	12
Other contracts	(34)	11	(29)	(10)
Total capital markets income	(6)	37	40	56
Mortgage income:
Interest rate swaps	(65)	—	(75)	12
Interest rate options	(3)	(2)	(4)	(2)
Interest rate futures and forward commitments	4	4	4	4
Total mortgage income	(64)	2	(75)	14
	$(70)	$39	$(35)	$70

CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2026 and 2033. Swap participations, whereby Regions has sold credit protection have maturities between 2026 and 2035. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of September 30, 2026 was approximately $212 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2026 and 2025 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position totaled $163 million and $54 million at September 30, 2026 and December 31, 2025, respectively, for which Regions had posted collateral of $147 million and $51 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$2,024	$—	$—	$2,024	$2,276	$—	$—	$2,276
Federal agency securities	—	490	—	490	—	543	—	543
Obligations of states and political subdivisions	—	1	—	1	—	2	—	2
Mortgage-backed securities:
Residential agency	—	17,133	—	17,133	—	18,387	—	18,387
Commercial agency	—	6,195	—	6,195	—	5,829	—	5,829
Commercial non-agency	—	143	—	143	—	82	—	82
Corporate and other debt securities	—	400	3	403	—	439	2	441
Total debt securities available for sale	$2,024	$24,362	$3	$26,389	$2,276	$25,282	$2	$27,560
Loans held for sale	$—	$248	$—	$248	$—	$290	$—	$290
Marketable equity securities in other earning assets	$865	$—	$—	$865	$946	$—	$—	$946
Residential mortgage servicing rights	$—	$—	$1,195	$1,195	$—	$—	$970	$970
Commercial mortgage servicing rights through non-DUS agency programs	$—	$—	$102	$102	$—	$—	$93	$93
Derivative assets (2):
Interest rate swaps	$—	$2,123	$—	$2,123	$—	$1,126	$—	$1,126
Interest rate options	—	33	5	38	—	10	6	16
Interest rate futures and forward commitments	—	15	—	15	—	8	—	8
Other contracts	2	408	—	410	1	184	—	185
Total derivative assets	$2	$2,579	$5	$2,586	$1	$1,328	$6	$1,335
Derivative liabilities (2):
Interest rate swaps	$—	$3,158	$—	$3,158	$—	$1,265	$—	$1,265
Interest rate options	—	45	1	46	—	7	—	7
Interest rate futures and forward commitments	—	3	—	3	—	1	—	1
Other contracts	37	381	—	418	—	172	—	172
Total derivative liabilities	$37	$3,587	$1	$3,625	$—	$1,445	$—	$1,445
Securities sold, but not yet purchased	$682	$—	$—	$682	$19	$—	$—	$19
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
Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. See Note 5 for analyses of activity related to MSRs for three and nine months ended September 30, 2026 and 2025.
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
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2026 and December 31, 2025. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at September 30, 2026 and December 31, 2025 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	September 30, 2026
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential MSR (1)	$1,195	Discounted cash flow	Weighted-average CPR (%)	4.0% - 12.7% (6.4%)
			OAS (%)	4.7% - 8.0% (5.0%)
Commercial MSR through non-DUS agency programs (1)	$102	Discounted cash flow	Weighted-average CPR (%)	6.7% - 8.5% (7.7%)
			Discount rate (%)	8.0% - 10.0% (8.2%)
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
FAIR VALUE OPTION
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale. At September 30, 2026, the aggregate fair value of these loans totaled $239 million compared to aggregate unpaid principal of $243 million. At December 31, 2025, the aggregate fair value of these loans totaled $266 million compared to aggregate unpaid principal of $259 million.
Interest income on residential first mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. Net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three and nine months ended September 30, 2026 and 2025, were immaterial. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both September 30, 2026 and December 31, 2025.
FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE
For financial instruments not recorded at fair value, estimates of fair value are based on relevant market data and information about the instruments. The following tables present the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments not recorded at fair value as of September 30, 2026 and December 31, 2025.

	September 30, 2026					December 31, 2025
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)					(In millions)
Financial assets:
Cash and cash equivalents	$10,329	$10,329	$10,329	$—	$—	$10,907	$10,907	$10,907	$—	$—
Debt securities held to maturity	5,062	4,657	—	4,657	—	5,606	5,584	—	5,584	—
Loans held for sale	243	243	—	228	15	221	221	—	221	—
Loans, net of unearned income and allowance for loan losses(2)(3)	98,338	94,879	—	—	94,879	94,081	92,119	—	—	92,119
Other earning assets	964	964	—	964	—	757	757	—	757	—
Financial liabilities:
Deposits with no stated maturity(4)	116,829	116,829	—	116,829	—	117,240	117,240	—	117,240	—
Time deposits(4)	12,681	12,645	—	12,645	—	13,888	13,874	—	13,874	—
Short-term borrowings	4,500	4,500	—	4,500	—	750	750	—	750	—
Long-term borrowings	5,982	5,999	—	5,998	1	4,134	4,309	—	4,308	1
Loan commitments and letters of credit	159	159	—	—	159	164	164	—	—	164
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at September 30, 2026 was $3.5 billion or 3.5 percent. The fair value discount on the loan portfolio's net carrying amount at December 31, 2025 was $2.0 billion or 2.1 percent.
(3)At September 30, 2026, the carrying value and estimated fair value of loans include the sales-type, direct financing and leveraged leases. Prior period amounts were conformed accordingly.
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

The following tables present financial information, including non-interest income disaggregated by major product category, for each reportable segment:

	Three Months Ended September 30, 2026
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$495	$756	$47	$—	$1,298
Provision for (benefit from) credit losses	20	53	(1)	(4)	68
Non-interest income:
Service charges on deposit accounts	64	106	1	—	171
Card and ATM fees	11	115	—	—	126
Investment management and trust fee income	—	—	96	—	96
Capital markets income	106	—	1	—	107
Mortgage income	—	32	—	—	32
Investment services fee income	—	—	50	—	50
Commercial credit fee income	35	—	—	—	35
Bank-owned life insurance	—	—	—	32	32
Securities gains (losses), net	—	—	—	(15)	(15)
Market value adjustments on employee benefit assets	—	—	—	(4)	(4)
Other miscellaneous income (loss)	67	17	—	(39)	45
Total non-interest income (loss)	283	270	148	(26)	675
Non-interest expense:
Salaries and employee benefits	148	212	75	259	694
Equipment and software expense	6	22	1	84	113
Net occupancy expense	7	56	3	8	74
Other expenses (benefits) (1)	171	372	53	(359)	237
Total non-interest expense (benefit)	332	662	132	(8)	1,118
Income (loss) before income taxes	426	311	64	(14)	787
Income tax expense (benefit)	106	78	17	(45)	156
Net income	$320	$233	$47	$31	$631
Average assets	$73,940	$36,402	$2,265	$48,807	$161,414

	Three Months Ended September 30, 2025
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$475	$738	$44	$—	$1,257
Provision for (benefit from) credit losses	72	62	—	(29)	105
Non-interest income (loss):
Service charges on deposit accounts	61	99	—	—	160
Card and ATM fees	10	112	—	—	122
Investment management and trust fee income	—	—	91	—	91
Capital markets income	104	—	—	—	104
Mortgage income	—	38	—	—	38
Investment services fee income	—	—	48	—	48
Commercial credit fee income	28	—	—	—	28
Bank-owned life insurance	—	—	—	25	25
Securities gains (losses), net	—	—	—	(27)	(27)
Market value adjustments on employee benefit assets	—	—	—	12	12
Other miscellaneous income (loss)	61	19	2	(24)	58
Total non-interest income (loss)	264	268	141	(14)	659
Non-interest expense:
Salaries and employee benefits	143	201	70	257	671
Equipment and software expense	6	25	—	75	106
Net occupancy expense	6	56	3	7	72
Other expenses (benefits) (1)	165	362	51	(324)	254
Total non-interest expense	320	644	124	15	1,103
Income before income taxes	347	300	61	—	708
Income tax expense (benefit)	87	75	15	(38)	139
Net income	$260	$225	$46	$38	$569
Average assets	$70,567	$37,384	$2,130	$49,008	$159,089

	Nine Months Ended September 30, 2026
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,452	$2,233	$138	$—	$3,823
Provision for (benefit from) credit losses	142	161	(1)	(75)	227
Non-interest income:
Service charges on deposit accounts	196	302	3	—	501
Card and ATM fees	34	335	—	—	369
Investment management and trust fee income	—	—	285	—	285
Capital markets income	273	1	1	—	275
Mortgage income	—	97	—	—	97
Investment services fee income	—	—	152	—	152
Commercial credit fee income	92	—	1	—	93
Bank-owned life insurance	—	—	—	86	86
Securities gains (losses), net	—	—	—	(59)	(59)
Market value adjustments on employee benefit assets	—	—	—	15	15
Other miscellaneous income (loss)	159	52	2	(97)	116
Total non-interest income (loss)	754	787	444	(55)	1,930
Non-interest expense:
Salaries and employee benefits	443	622	227	758	2,050
Equipment and software expense	17	68	2	241	328
Net occupancy expense	21	167	9	22	219
Other expenses (benefits) (1)	511	1,042	152	(995)	710
Total non-interest expense	992	1,899	390	26	3,307
Income (loss) before income taxes	1,072	960	193	(6)	2,219
Income tax expense (benefit)	268	240	48	(97)	459
Net income	$804	$720	$145	$91	$1,760
Average assets	$72,804	$36,653	$2,257	$48,940	$160,654

	Nine Months Ended September 30, 2025
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,391	$2,189	$130	$—	$3,710
Provision for (benefit from) credit losses	194	180	—	(19)	355
Non-interest income (loss):
Service charges on deposit accounts	185	285	2	—	472
Card and ATM fees	32	331	—	1	364
Investment management and trust fee income	—	—	267	—	267
Capital markets income	265	1	1	—	267
Mortgage income	—	126	—	—	126
Investment services fee income	—	—	134	—	134
Commercial credit fee income	84	—	—	—	84
Bank-owned life insurance	—	—	—	72	72
Securities gains (losses), net	—	—	—	(53)	(53)
Market value adjustments on employee benefit assets	—	—	—	25	25
Other miscellaneous income (loss)	145	59	3	(70)	137
Total non-interest income (loss)	711	802	407	(25)	1,895
Non-interest expense:
Salaries and employee benefits	425	590	206	733	1,954
Equipment and software expense	15	77	2	215	309
Net occupancy expense	20	164	9	21	214
Other expenses (benefit) (1)	480	1,007	152	(901)	738
Total non-interest expense	940	1,838	369	68	3,215
Income (loss) before income taxes	968	973	168	(74)	2,035
Income tax expense (benefit)	242	243	43	(115)	413
Net income	$726	$730	$125	$41	$1,622
Average assets	$69,879	$37,524	$2,125	$48,460	$157,988
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30, 2026	December 31, 2025
	(In millions)
Unused commitments to extend credit	$70,573	$68,237
Standby letters of credit	2,648	2,283
Commercial letters of credit	44	97
Liabilities associated with standby letters of credit	39	34
Assets associated with standby letters of credit	42	36
Reserve for unfunded credit commitments	120	130
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
Shareholder Derivative Litigation
On December 22, 2023, a putative shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Brewer v. Turner, et al., Case No. 2023-1284-KSJM, allegedly on behalf of Regions as a nominal defendant, against a number of Regions’ current and former directors and officers (the “Derivative Complaint”). The claims in the Derivative Complaint relate to the subject matter of the previously disclosed Consent Order that Regions entered into with the CFPB in September 2022. In September 2025, the court issued an order granting in part, and denying in part, the defendants’ motion to dismiss. The defendants appealed the claims that were not dismissed to the Delaware Supreme Court, which appeal was denied on December 15, 2025. Regions’ Board of Directors established a Special Litigation Committee (“SLC”) to investigate the claims. Based on the establishment of the SLC, the court granted an order on February 5, 2026 staying the action for 180 days, and, by order dated July 17, 2026, the court extended the stay through November 2, 2026. On November 2, 2026, the SLC filed a motion to dismiss the Derivative Complaint, which motion is pending.
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At September 30, 2026 and December 31, 2025, the Company's DUS servicing portfolio totaled approximately $7.6 billion and $7.8 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at September 30, 2026 and December 31, 2025, these serviced loans totaled approximately $911 million and $823 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $2.9 billion and $2.7 billion at September 30, 2026 and December 31, 2025, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both September 30, 2026 and December 31, 2025. Refer to Note 1

"Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of accounting standards adopted in 2026 and those that could have a material impact to Regions’ consolidated financial statements upon adoption in the future.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2026
ASU 2024-04 Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments	This ASU will standardize the application of induced conversion guidance in 470-20. This update focuses on how to determine whether a settlement of convertible debt at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance.	January 1, 2026	Regions adopted this guidance as of January 1, 2026 with no material impact.
ASU 2025-05 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	This ASU will provide an optional practical expedient that allows entities to assume that current conditions as of the balance sheet date will not change for the asset's remaining life when developing R&S forecasts as a part of estimating expected credit losses for current account receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers.	January 1, 2026	Regions adopted this guidance as of January 1, 2026 with no material impact.
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
		January 1, 2027 Early adoption is permitted.	Regions adopted this guidance as of January 1, 2026 with no material impact.
Standards Not Yet Adopted
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative	This Update incorporates into the Codification 14 of the 27 disclosures referred by the SEC in Release No. 33‐10532, Disclosure Update and Simplification. This Update clarifies and improves the disclosure and presentation requirements of a variety of Topics in the Codification to align with the SEC's regulations.	The effective date for each amendment will be the date on which the SEC removes the related disclosure requirements from its regulations, with early adoption prohibited.	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.
ASU 2024-03, Income Statement Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses	This ASU will change the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (for example, employee compensation, depreciation, and amortization) in expense captions.	January 1, 2027 Early adoption is permitted.	Regions will continue to evaluate through date of adoption.
ASU 2025-03 Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity	This ASU will require entities to consider the factors in Business Combinations (ASC 805) to identify the accounting acquirer when a VIE that is a business is legally acquired primarily through the exchange of equity interests.	January 1, 2027 Early adoption is permitted.	Regions will continue to evaluate through date of adoption.
ASU 2025-06 Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This ASU will clarify and modernize the accounting for costs related to internal-use software by removing all references to project stages and clarifying the threshold entities apply to begin capitalizing costs.	January 1, 2028 Early adoption is permitted.	Regions will continue to evaluate through date of adoption.
ASU 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract	This ASU will refine the scope of the guidance on derivatives in Topic 815 by adding a derivative scope exception for certain contracts with underlying that are based on the operations or activities of one of the parties to the contract. It will also clarify the applicability of Topic 606 and its interaction Topic 815 and Topic 321, Investments - Equity Securities, in the accounting for share-based noncash consideration (e.g., warrants or shares) received from a customer for the transfer of goods or services.	January 1, 2027 Early adoption is permitted.	Regions will continue to evaluate through date of adoption.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
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
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and should be read in conjunction with the consolidated financial statements and the related notes that appear in Part I, Item 1 of this report. In addition, this discussion and analysis updates the Annual Report on Form 10-K for the year ended December 31, 2025, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 13 "Recent Accounting Pronouncements" to those consolidated financial statements for further detail. The emphasis of this discussion will be on the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be on the balances as of September 30, 2026 compared to December 31, 2025.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2026, Regions operated 1,246 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 11 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
THIRD QUARTER OVERVIEW
Economic Environment in Regions' Banking Markets
Regions utilized its internal September baseline forecast to calculate the ACL as of September 30, 2026. Refer to the "Economic forecast and qualitative adjustments" discussion in the "Allowance" section for further detail.

Third Quarter Results
Regions reported net income available to common shareholders of $611 million or $0.71 per diluted share in the third quarter of 2026 compared to net income available to common shareholders of $548 million or $0.61 per diluted share in the third quarter of 2025.
Net interest income (taxable-equivalent basis) totaled $1.3 billion in the third quarter of 2026, which increased $45 million compared to the third quarter of 2025. The net interest margin (taxable-equivalent basis) was 3.68 percent in the third quarter of 2026, reflecting a 9 basis point increase from the same period in 2025. The increases in net interest income and margin were driven primarily by lower total funding costs that overcame a modest decline in loan yields, which were also protected by the Company's hedging program. Additionally, net interest income and margin benefited from fixed-rate asset turnover and securities repositionings executed in 2025 and 2026. Refer to the related discussion below Table 18 "Consolidated Average Daily Balances and Yield/Rate Analysis" for further detail.
The provision for credit losses totaled $68 million in the third quarter of 2026 compared to $105 million in the third quarter of 2025. Net charge-offs totaled $72 million, or 0.29 percent of average loans, in the third quarter of 2026, compared to $135 million, or 0.55 percent of average loans, in the third quarter of 2025. The allowance as a percent of total loans, net, decreased to 1.61 percent at September 30, 2026, compared to 1.76 percent at December 31, 2025. The decrease in provision reflects continued improvement in credit metrics, runoff of certain higher-risk loan portfolios and high-quality loan growth. Refer to the "Allowance" section for further detail.
Non-interest income was $675 million in the third quarter of 2026, which increased $16 million compared to the third quarter of 2025. The increase was primarily driven by increases in service charges on deposit accounts, commercial credit fee income and BOLI income, and partially offset by decreases in mortgage income, other miscellaneous income, and lower market valuations on employee benefit assets. Also contributing to the increase in non-interest income was a decline in securities losses associated with repositioning transactions. See Table 23 "Non-Interest Income" for further details.
Non-interest expense was $1.1 billion in the third quarter of 2026, which increased $15 million compared to the third quarter of 2025. The increase was primarily driven by an increase in salaries and benefits, equipment and software expense, and professional, legal and regulatory expenses. These increases were partially offset by a decline in operational losses, Visa class B shares expense, and other miscellaneous expenses. See Table 24 "Non-Interest Expense" for further details.
Regions' effective tax rate was 19.8 percent in the third quarter of 2026 compared to 19.7 percent in the third quarter of 2025. See the "Income Taxes" section for further details.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. At September 30, 2026, Regions’ CET1 ratio was estimated to be 10.8 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $578 million from December 31, 2025 to September 30, 2026 primarily due to an increase in loans coupled with a decrease in deposits. These changes were partially offset by an increase in borrowed funds. See the "Loans", "Deposits, "Borrowed Funds" and "Liquidity" sections for more information.

DEBT SECURITIES
The following table details the carrying values of debt securities, including both held to maturity and available for sale:
Table 1—Debt Securities

	September 30, 2026	December 31, 2025
	(In millions)
U.S. Treasury securities	$2,024	$2,276
Federal agency securities	490	543
Obligations of states and political subdivisions	1	2
Mortgage-backed securities:
Residential agency	22,013	23,624
Commercial agency	6,377	6,198
Commercial non-agency	143	82
Corporate and other debt securities	403	441
	$31,451	$33,166
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
As of September 30, 2026, debt securities held to maturity and debt securities available for sale represented 16 percent and 84 percent, respectively, of the total debt securities portfolio.
Debt securities decreased $1.7 billion from December 31, 2025 to September 30, 2026 due to the timing of securities purchases and less favorable market valuation adjustments resulting from changes in interest rates. Of note, the Company executed securities repositionings in the second and third quarters of 2026 involving the sale of shorter-duration commercial and residential agency MBS and U.S. Treasuries, which were replaced with longer-duration commercial and residential agency MBS and U.S. Treasuries with higher market yields. In total, the Company sold approximately $1.7 billion of debt securities available for sale and realized approximately $55 million in pre-tax losses in the first nine months of 2026.
The average life of the debt securities portfolio at September 30, 2026 and December 31, 2025 was estimated to be 6.1 and 5.9 years, respectively, with a duration of approximately 3.8 and 3.9 years, respectively, inclusive of fair value hedges (see Table 20).
LOANS HELD FOR SALE
The following table presents Regions’ loans held for sale by type:
Table 2—Loans Held for Sale

	September 30, 2026	December 31, 2025
	(In millions)
Commercial	$238	$245
Residential first mortgage	239	266
Consumer and other performing	2	—
Non-performing	12	—
	$491	$511
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

LOANS
GENERAL
Loans, net of unearned income, represented approximately 71 percent of interest-earning assets as of September 30, 2026. The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:
Table 3—Loan Portfolio

	September 30, 2026	December 31, 2025
	(In millions, net of unearned income)
Commercial and industrial	$52,409	$48,790
Commercial real estate mortgage—owner-occupied	5,072	4,845
Commercial real estate construction—owner-occupied	296	263
Total commercial	57,777	53,898
Commercial investor real estate mortgage	8,159	7,172
Commercial investor real estate construction	2,052	1,934
Total investor real estate	10,211	9,106
Residential first mortgage	19,376	19,765
Home equity lines	3,277	3,232
Home equity loans	2,260	2,324
Consumer credit card	1,512	1,519
Other consumer	5,414	5,793
Total consumer	31,839	32,633
	$99,827	$95,637
PORTFOLIO CHARACTERISTICS
Loans, net of unearned income, increased $4.2 billion from year-end 2025 due to an increase across all commercial and investor real estate loan classes as discussed below. These increases were partially offset by a slight decline in consumer loans. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital.
The following sections describe the composition of the portfolio segments and classes disclosed in Table 3, explain changes in balances from year-end 2025 and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, and certain loan products. See Note 4 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional discussion. See the "Portfolio Characteristics" section in Regions' Annual Report on Form 10-K for the year ended December 31, 2025 for more information on details surrounding the commercial and IRE portfolio segments and underwriting criteria, underwriting for owner-occupied real estate and real estate construction and real estate appraisals for commercial and IRE loans.
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
Commercial and industrial loans increased $3.6 billion since year-end 2025 driven primarily by increases in government and public sector, financial services, energy and utilities, manufacturing, real estate, and healthcare. In the first nine months of 2026, the increase in commercial and industrial loans was broad-based as shown in Table 4.
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ IRE portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total IRE loans increased $1.1 billion in comparison to year-end 2025 balances due to increases in fundings to previously approved projects and new term loans for apartments and medical office buildings.
The following tables provide detail of Regions' commercial and IRE lending balances in selected industries.
Table 4—Commercial and Investor Real Estate Industry Exposure

	September 30, 2026				December 31, 2025 (3)
	Loans	Unfunded Commitments	Total Exposure	Percent of Balance	Loans	Unfunded Commitments	Total Exposure	Percent of Balance
	(In millions)				(In millions)
Commercial:
Administrative, support, waste and repair	$1,224	$881	$2,105	1.9%	$1,150	$790	$1,940	1.8%
Agriculture	166	122	288	0.2%	190	119	309	0.4%
Educational services	2,867	850	3,717	3.2%	3,055	649	3,704	3.5%
Energy	1,680	4,353	6,033	5.4%	1,389	4,129	5,518	5.2%
Financial services	9,289	10,592	19,881	17.8%	8,499	9,811	18,310	17.3%
Government and public sector	4,168	831	4,999	4.5%	3,427	500	3,927	3.7%
Healthcare	3,365	2,750	6,115	5.4%	3,077	2,664	5,741	5.4%
Information	1,800	1,098	2,898	2.6%	1,857	1,275	3,132	3.0%
Manufacturing	5,436	4,855	10,291	9.2%	4,897	5,328	10,225	9.7%
Professional, scientific and technical services	1,858	1,708	3,566	3.2%	1,730	1,742	3,472	3.3%
Real estate (1)	9,662	9,662	19,324	17.3%	8,883	9,393	18,276	17.3%
Religious, leisure, personal and non-profit services	1,794	1,060	2,854	2.6%	1,703	1,068	2,771	2.6%
Restaurant, accommodation and lodging	1,199	385	1,584	1.4%	1,235	351	1,586	1.5%
Retail trade	2,280	2,182	4,462	4.0%	2,237	2,216	4,453	4.2%
Transportation and warehousing	3,540	2,372	5,912	5.3%	3,497	1,813	5,310	5.0%
Utilities	2,485	4,077	6,562	5.9%	2,290	3,800	6,090	5.8%
Wholesale goods	4,743	3,533	8,276	7.4%	4,529	3,551	8,080	7.6%
Other (2)	221	2,825	3,046	2.7%	253	2,608	2,861	2.7%
Total commercial	$57,777	$54,136	$111,913	100.0%	$53,898	$51,807	$105,705	100.0%
Investor real estate:
Hotel	$175	$2	$177	1.3%	$151	$8	$159	1.3%
Industrial	913	229	1,142	8.7%	910	183	1,093	8.9%
Land	126	14	140	1.1%	114	13	127	1.0%
Multi-family	4,589	1,209	5,798	44.0%	4,103	1,435	5,538	45.3%
Office	776	17	793	6.0%	1,008	29	1,037	8.5%
Retail	427	54	481	3.7%	289	66	355	2.9%
Single-family/condo	606	459	1,065	8.1%	617	506	1,123	9.2%
Data center	637	297	934	7.1%	421	312	733	6.0%
Self storage	3	—	3	—%	41	3	44	0.4%
Medical office building	855	169	1,024	7.8%	183	142	325	2.7%
Other (2)	1,104	506	1,610	12.2%	1,269	413	1,682	13.8%
Total investor real estate	$10,211	$2,956	$13,167	100.0%	$9,106	$3,110	$12,216	100.0%

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

The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following tables provide detail of these loans:
Table 5— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	September 30, 2026		December 31, 2025
	Loan Balance	Percent of Total (1)	Loan Balance	Percent of Total (1)
	(In millions)
Residential homebuilders	$1,278	7.3%	$1,066	6.8%
Apartments	5,299	30.2%	4,682	29.7%
Industrial	2,394	13.6%	2,347	14.9%
Data center	830	4.7%	502	3.2%
Diversified	1,645	9.4%	1,831	11.6%
Business offices	773	4.4%	1,020	6.4%
Residential land	103	0.6%	70	0.4%
Retail	1,362	7.7%	1,188	7.5%
Healthcare	1,206	6.9%	1,086	6.9%
Hotel	772	4.4%	737	4.7%
Commercial land	23	0.1%	44	0.3%
Self Storage	210	1.2%	310	2.0%
Medical office building	896	5.1%	207	1.3%
Condo	25	0.1%	—	—%
Other	753	4.3%	679	4.3%
Total (2)	$17,569	100.0%	$15,769	100.0%
_______
(1)Amounts calculated based on whole dollar values.
(2)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.
Portfolios that are experiencing higher risk due to conditions such as inflationary pressures, higher interest rates, and adverse underlying market fundamentals (identified as portfolios of interest) include business offices and trucking (included within transportation and warehousing) at September 30, 2026 within Table 4 above.
While the business offices portfolio remains a portfolio of interest, credit quality is improving. The office portfolio totaled $773 million and represented 0.8 percent of total loans at September 30, 2026, declining from $1.0 billion and 1.1 percent of loans at December 31, 2025. The office portfolio included non-performing loans of $134 million and had associated charge-offs of $1 million in the nine months ended September 30, 2026. Approximately 99 percent of the office portfolio was secured, with approximately 66 percent of secured balances located in the South region of the U.S, of which 86 percent were Class A properties. Approximately 66 percent of the office portfolio will mature in the next 12 months. Additionally, the IRE office portfolio had a weighted-average LTV of approximately 68 percent at September 30, 2026, based upon appraisal at origination or most recent received, and a stressed weighted-average LTV of approximately 85 percent as of October 6, 2026, based upon GreenStreet's Commercial Property Price Index. While the office portfolio remains stressed, well-located, highly amenitized properties are observing improvements to property fundamentals. No new loan originations are being contemplated in this portfolio.
The trucking portfolio remains a portfolio of interest as trucking companies have been working through one of the most prolonged downturns in the U.S. domestic freight market. While the freight cycle has improved and spot-market fundamentals remain strong, the industry remains vulnerable to economic uncertainty and potential freight-demand slowdowns. The trucking portfolio totaled $1.0 billion and represented 1.0 percent of total loans at September 30, 2026, declining from $1.2 billion and 1.3 percent of loans at December 31, 2025. The trucking portfolio included non-performing loans of $43 million and had associated charge-offs of $33 million in the nine months ended September 30, 2026. New originations in the sector have been curtailed and those that occur are either secured or targeted towards larger companies.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Total residential first mortgage loans decreased $389 million in comparison to year-end 2025 balances as payoffs and paydowns outpaced production.

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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of September 30, 2026. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 6—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2026	$30	0.91%	$31	0.95%	$61
2027	191	5.83%	159	4.86%	350
2028	197	5.99%	127	3.89%	324
2029	88	2.69%	59	1.79%	147
2030	88	2.68%	66	2.01%	154
2031-2035	561	17.12%	1,137	34.68%	1,698
2036-2040	184	5.62%	241	7.35%	425
Thereafter	10	0.31%	9	0.28%	19
Revolving Loans Converted to Amortizing	58	1.77%	41	1.27%	99
Total	$1,407	42.92%	$1,870	57.08%	$3,277
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
Table 7—Estimated Current Loan to Value Ranges

	September 30, 2026					December 31, 2025
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans		Residential First Mortgage		Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien			1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)					(In millions)
Estimated current LTV:
Above 100%	$65	$2	$—	$1	$1	$114	$2	$1	$—	$1	$1
Above 80% - 100%	1,859	3	9	10	16	1,985	3	2	11	10	17
80% and below	17,113	1,393	1,851	1,638	592	17,327	3	1,396	1,799	1,739	555
Data not available	339	9	10	2	—	339	3	11	12	1	—
	$19,376	$1,407	$1,870	$1,651	$609	$19,765		$1,410	$1,822	$1,751	$573
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.

Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $379 million from year-end 2025 driven by a decline in consumer home improvement lending.
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
ALLOWANCE
The allowance represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios and consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments includes items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance totaled $1.6 billion at September 30, 2026 and $1.7 billion at December 31, 2025.
Regions' allowance estimation process utilizes loss forecasting models for pooled loans, specific reserves for significant individually evaluated non-performing loans, and qualitative adjustments for items not captured by the models including specific adjustments and general imprecision. Key inputs to Regions' loss forecasting models include, but are not limited to, loan risk ratings (commercial and investor real estate loans), maturity date, DPD and FICO scores (consumer loans), collateral values securing loans, and Regions' internally prepared baseline economic forecast. Changes in any of these factors, assumptions, or the availability of new information, could require the allowance to be adjusted in future periods, perhaps materially. Outputs from the loss forecasting models, in combination with Regions' qualitative framework and other analyses, inform management in its estimation of Regions' expected credit losses to ensure the overall allowance estimate is appropriate from both a bottom-up and top-down perspective. Current prevailing economic uncertainty and the potential for further disruption could influence future levels of the allowance. Actual losses could vary, perhaps materially, from management’s estimates. See Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2025 for more information.
Management reviews the allowance on a quarterly basis using updated information, including changes to economic conditions, the loan portfolio and credit information. The following table provides an analysis of the changes in the allowance for the three and nine months ended September 30, 2026:
Table 8—Allowance Analysis

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(In millions)
Balance at beginning of period	$1,613	$1,686
Economic/ Qualitative changes	9	14
Specific reserve changes	3	(62)
Portfolio changes	(16)	(29)
Balance at end of period	$1,609	$1,609
Table 9 below reflects a range of macroeconomic factors utilized in the baseline economic forecast over the two-year R&S forecast period as of September 30, 2026. The unemployment rate is the most significant macroeconomic factor among the allowance models and was expected to remain relatively consistent over the forecast period.
Table 9—Macroeconomic Factors in the Forecast

	Pre-R&S Period	Baseline R&S Forecast
		September 30, 2026
	3Q2026	4Q2026	1Q2027	2Q2027	3Q2027	4Q2027	1Q2028	2Q2028	3Q2028
Unemployment rate	4.1%	4.2%	4.2%	4.1%	4.1%	4.1%	4.1%	4.0%	4.0%
Real GDP, annualized % change	2.5%	2.2%	2.1%	2.6%	2.4%	2.3%	2.4%	2.3%	2.3%
HPI, year-over-year % change	1.5%	1.4%	1.6%	1.1%	1.0%	1.1%	1.3%	1.6%	1.8%
CPI, year-over-year % change	3.4%	3.7%	3.4%	2.3%	2.4%	1.9%	2.0%	2.1%	2.2%
Economic forecast and qualitative adjustments
Regions' internally-developed September 2026 baseline forecast, which was relatively consistent with the June 2026 baseline forecast, reflects slightly higher real GDP which is expected to grow 2.1 percent in 2026. While consumer spending has been supported by tax legislation enacted in 2025, the boost to after-tax personal income has largely been depleted. Also, ongoing tensions in the Middle East have put upward pressure on energy prices and present a greater risk of financial stress on certain households. However, corporate profit margins remain healthy and are supportive of growth in business investment, which is expected to support real GDP growth into 2027. Labor markets have firmed slightly during 2026 and the current baseline forecast anticipates a moderate pace of job growth that will keep the unemployment rate steady to slightly lower. Inflation, as measured by CPI, is expected to remain above the FOMC's 2.0 percent target rate into 2027.
While it is the intent of Regions' quantitative allowance methodologies to reflect all risk factors, including incremental risk in portfolios identified as under stress, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Regions' qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. The qualitative framework also has specific adjustment components which capture specific issues or events that management believes are not adequately captured in the model outcomes.
The updates to the baseline forecast resulted in a modest decrease in modeled allowance results related to economic changes for the three months ended September 30, 2026 which were more than outweighed by increases to qualitative adjustments for general imprecision reflecting interest rate considerations and broader economic uncertainty.
Credit metrics, specific reserves and portfolio changes
Overall credit metrics continued to improve through the three months ended September 30, 2026. The ratio of net charge-offs to average loans decreased 13 basis points in the three months ended September 30, 2026 compared to the three months ended June 30, 2026. Commercial and investor real estate criticized balances as a percent of total related loans, and non-performing loan balances decreased in the three months ended September 30, 2026. See Table 10 for more details on net charge-offs, non-performing loans and criticized loans. Specific reserve changes in the three months ended September 30, 2026 were relatively flat, with increases related to new non-performing loans largely offset by payoffs. Portfolio changes contributing to the decrease in the modeled allowance results for the three months ended September 30, 2026 were the net effect of runoff in certain higher risk portfolios outweighing high-quality loan growth.
Overall allowance
Based upon the factors discussed above, the September 30, 2026 allowance decreased $4 million in the three months ended September 30, 2026. The allowance reduction resulted from changes in portfolio composition, including the net effect of runoff in certain higher-risk portfolios outweighing growth in higher-quality loans, partially offset by considerations for recent increases in interest rates and ongoing macroeconomic uncertainty.
Furthermore, in the nine months ended September 30, 2026, the allowance decreased $77 million driven primarily by overall credit quality improvement in the portfolio, including declines in criticized loans as a percent of loan balances and non-performing loan balances, and continued resolutions of loans within previously identified portfolios of interest outweighing high-quality loan growth.
Details regarding the allowance and net charge-offs activity are summarized as follows:
Table 10—Allowance Roll-forward

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2026	September 30, 2025
	(Dollars in millions)
Beginning allowance for loan losses	$1,489	$1,527	$1,581	$1,556	$1,613
Loans charged-off:
Commercial and industrial	34	66	92	188	184
Commercial real estate mortgage—owner-occupied	2	1	1	3	3
Commercial investor real estate mortgage	—	—	4	—	58
Residential first mortgage	1	1	—	2	2
Home equity lines	—	1	—	2	1
Home equity loans	1	—	1	1	—
Consumer credit card	18	18	17	54	50
Other consumer	42	36	52	122	140
	98	123	167	372	438

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2026	September 30, 2025
	(Dollars in millions)

Recoveries of loans previously charged-off:
Commercial and industrial	13	8	11	30	31
Commercial real estate mortgage—owner-occupied	—	1	—	1	1
Commercial real estate construction—owner-occupied	—	—	—	—	1
Commercial investor real estate mortgage	—	—	1	—	2
Residential first mortgage	—	1	1	1	1
Home equity lines	—	1	1	2	3
Home equity loans	1	—	1	1	—
Consumer credit card	4	2	2	9	7
Other consumer	8	8	8	24	21
	26	21	25	68	67
Net charge-offs (recoveries):
Commercial and industrial	21	58	81	158	153
Commercial real estate mortgage—owner-occupied	2	—	1	2	2
Commercial real estate construction—owner-occupied	—	—	—	—	(1)
Commercial investor real estate mortgage	—	—	3	—	56
Residential first mortgage	1	—	(1)	1	1
Home equity lines	—	—	(1)	—	(2)
Consumer credit card	14	16	15	45	43
Other consumer	34	28	44	98	119
	72	102	142	304	371
Provision for loan losses	72	64	117	237	339
Ending allowance for loan losses	1,489	1,489	1,556	1,489	1,581
Beginning reserve for unfunded credit commitments	124	120	132	130	116
Provision for (benefit from) unfunded credit losses	(4)	4	(2)	(10)	16
Ending reserve for unfunded credit commitments	120	124	130	120	132
Allowance for credit losses at period end	$1,609	$1,613	$1,686	$1,609	$1,713

Loans, net of unearned income, outstanding at end of period	$99,827	$99,200	$95,637	$99,827	$96,125
Average loans, net of unearned income, outstanding for the period	$99,183	$98,722	$95,651	$98,119	$96,284

Net loan charge-offs (recoveries) as a % of average loans, annualized (1):
Commercial and industrial	0.16%	0.45%	0.66%	0.41%	0.41%
Commercial real estate mortgage—owner-occupied	0.16%	0.01%	0.02%	0.05%	0.06%
Commercial real estate construction—owner-occupied	0.03%	0.22%	(0.07)%	0.06%	(0.31)%
Total commercial	0.16%	0.41%	0.60%	0.38%	0.38%
Commercial investor real estate mortgage	0.01%	—%	0.15%	0.01%	1.11%
Total investor real estate	0.01%	—%	0.12%	0.01%	0.84%
Residential first mortgage	0.01%	—%	—%	—%	—%
Home equity lines	(0.04)%	(0.04)%	(0.10)%	(0.03)%	(0.07)%
Home equity loans	—%	(0.03)%	—%	(0.01)%	(0.01)%
Consumer credit card	3.85%	4.28%	4.08%	4.10%	4.12%
Other consumer	2.45%	2.09%	2.97%	2.35%	2.67%
Total consumer	0.60%	0.56%	0.70%	0.60%	0.65%
Total	0.29%	0.42%	0.59%	0.41%	0.52%
Non-performing loans, excluding loans held for sale	$585	$668	$698	$585	$758
Non-performing loans held for sale	$12	$1	$—	$12	$12
Non-performing loans, including loans held for sale	$597	$669	$698	$597	$770
Foreclosed properties	$20	$19	$17	$20	$18
Non-performing assets (NPAs)	$617	$688	$715	$617	$788

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2026	September 30, 2025
	(Dollars in millions)
Criticized loans—business (2)	$3,203	$3,370	$3,342	$3,203	$3,682
Ratios (1):
Allowance for credit losses at end of period to loans, net of unearned income	1.61%	1.63%	1.76%	1.61%	1.78%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	275%	241%	242%	275%	226%
Business criticized loans to total business loans (2)	4.71%	5.01%	5.31%	4.71%	5.81%
_______
(1)Amounts have been calculated using whole dollar values.
(2)Business represents the combined total of commercial and investor real estate loans.
Net charge-offs decreased $67 million for the nine months ended September 30, 2026 compared to the same period in 2025 driven primarily by declines in investor real estate losses reflecting progress on higher-risk portfolios. Economic and qualitative trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics for 2026 and beyond.
The following table summarizes the allocation of the allowance by portfolio segment and class:
Table 11—Allowance Allocation

	September 30, 2026			December 31, 2025
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)			(Dollars in millions)
Commercial and industrial	$52,409	$669	1.28%	$48,790	$743	1.52%
Commercial real estate mortgage—owner-occupied	5,072	107	2.11%	4,845	101	2.09%
Commercial real estate construction—owner-occupied	296	6	2.01%	263	6	2.29%
Total commercial	57,777	782	1.35%	53,898	850	1.58%
Commercial investor real estate mortgage	8,159	148	1.82%	7,172	107	1.49%
Commercial investor real estate construction	2,052	29	1.43%	1,934	28	1.44%
Total investor real estate	10,211	177	1.74%	9,106	135	1.48%
Residential first mortgage	19,376	119	0.61%	19,765	112	0.57%
Home equity lines	3,277	92	2.81%	3,232	100	3.09%
Home equity loans	2,260	25	1.11%	2,324	30	1.27%
Consumer credit card	1,512	129	8.56%	1,519	129	8.50%
Other consumer	5,414	285	5.25%	5,793	330	5.70%
Total consumer	31,839	650	2.04%	32,633	701	2.15%
Total	$99,827	$1,609	1.61%	$95,637	$1,686	1.76%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of September 30, 2026 and December 31, 2025:
Table 12—Non-Performing Assets

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$329	$474
Commercial real estate mortgage—owner-occupied	48	45
Commercial real estate construction—owner-occupied	5	2
Total commercial	382	521
Commercial investor real estate mortgage	138	121
Total investor real estate	138	121
Residential first mortgage	33	25
Home equity lines	24	24
Home equity loans	8	7
Total consumer	65	56
Total non-performing loans, excluding loans held for sale	585	698
Non-performing loans held for sale	12	—
Total non-performing loans(1)	597	698
Foreclosed properties	20	17
Total non-performing assets(1)	$617	$715
Accruing loans 90+ days past due:
Commercial and industrial	$5	$6
Total commercial	5	6
Residential first mortgage(2)	94	105
Home equity lines	11	15
Home equity loans	9	8
Consumer credit card	20	22
Other consumer	20	24
Total consumer	154	174
Total accruing loans 90+ days past due	$159	$180
Non-performing loans(1) to loans and non-performing loans held for sale	0.60%	0.73%
Non-performing loans, excluding loans held for sale(1) to loans	0.59%	0.73%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.62%	0.75%
_________
(1)Excludes accruing loans 90+ days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase; however, includes Ginnie Mae repurchased loans with partial guarantees. Total 90+ days or more past due guaranteed loans excluded were $105 million at September 30, 2026 and $79 million at December 31, 2025.
Non-performing loans, excluding loans held for sale, decreased $113 million at September 30, 2026 as compared to year-end 2025 driven by declines in administrative, support, waste and repair, manufacturing, and transportation and warehousing. The same economic trends that impact net charge-offs, as discussed above, will impact the future level of non-performing loans. Circumstances related to individually large credits could also result in volatility.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 13— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Nine Months Ended
	September 30, 2026				September 30, 2025
	Commercial	Investor Real Estate	Consumer(1)	Total	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)				(In millions)
Balance at beginning of period	$521	$121	$56	$698	$450	$423	$55	$928
Additions	349	92	—	441	492	47	—	539
Net payments/other activity	(267)	(67)	10	(324)	(156)	(192)	—	(348)
Return to accrual	(13)	—	—	(13)	(16)	—	—	(16)
Charge-offs on non-accrual loans(2)	(184)	(1)	—	(185)	(179)	(58)	—	(237)
Transfers to held for sale(3)	(14)	—	(1)	(15)	(22)	(17)	—	(39)
Net loan sales	(10)	(7)	—	(17)	(3)	(66)	—	(69)
Balance at end of period	$382	$138	$65	$585	$566	$137	$55	$758
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
GOODWILL
Goodwill totaled $5.7 billion at both September 30, 2026 and December 31, 2025. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Goodwill and Other Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 for the methodologies and assumptions used in the goodwill impairment analysis.
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
Deposits are Regions’ primary source of funds, providing funding for over 90 percent of average earning assets at both September 30, 2026 and December 31, 2025. The following table summarizes deposits by category and by segment:
Table 14—Deposits by Category and by Segment

	September 30, 2026	December 31, 2025
	(In millions)
Non-interest-bearing deposits	$40,783	$39,530
Interest-bearing checking	23,801	25,677
Savings	12,075	11,914
Money market—domestic	40,170	40,119
Time deposits	12,681	13,888
	$129,510	$131,128

Consumer Bank segment	$80,975	$80,193
Corporate Bank segment	39,270	40,449
Wealth Management segment	7,437	8,344
Other(1)	1,828	2,142
	$129,510	$131,128
____
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, selected deposits and brokered time deposits). Other deposits include brokered deposits totaling $1.0 billion at September 30, 2026 and $1.3 billion at December 31, 2025.
Total deposits at September 30, 2026 decreased approximately $1.6 billion compared to year-end 2025. Throughout 2026, deliberate product management has resulted in a shift from time deposits into other products. Also contributing to the decrease in interest-bearing balances, in the third quarter of 2026, a limited number of large commercial clients strategically reallocated into off-balance sheet products through the Company’s institutional investment services group. The mix of non-interest-bearing deposits was approximately 31 percent of total deposits at September 30, 2026, which remained stable in comparison to December 31, 2025.

See the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion on liquidity and interest rates.
BORROWED FUNDS
Short-Term Borrowings
Short-term borrowings totaled $4.5 billion at September 30, 2026, consisting of federal funds purchased of $500 million and FHLB advances of $4.0 billion. At December 31, 2025, short-term borrowings totaled $750 million comprised entirely of FHLB advances. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized. See the "Liquidity" section for further discussion and detail of Regions' borrowing capacity with the FHLB.
Table 15—Long-Term Borrowings

	September 30, 2026	December 31, 2025
	(In millions)
Regions Financial Corporation (Parent):
1.80% senior notes due August 2028	$648	$648
5.722% senior notes due June 2030(1)	748	747
5.502% senior notes due September 2035(2)	995	995
7.375% subordinated notes due December 2037	299	299
Valuation adjustments on hedged long-term debt	(80)	(52)
	2,610	2,637
Regions Bank:
FHLB advances	1,400	1,000
6.45% subordinated notes due June 2037	497	497
4.755% senior notes due July 2029(3)	1,495	—
Other long-term debt	1	—
Valuation adjustments on hedged long-term debt	(21)	—
	3,372	1,497
Total consolidated	$5,982	$4,134
____
(1) On June 6, 2029, the Notes will bear floating rate interest equal to Compounded SOFR plus 1.49%.
(2) On September 6, 2034, the Notes will bear floating rate interest equal to Compounded SOFR plus 2.06%.
(3) On July 27, 2028, the Notes will bear floating rate interest equal to Compounded SOFR plus 0.807%.
Long-term borrowings increased by approximately $1.8 billion from year-end 2025 reflecting the issuance of senior notes and additional FHLB advances. In the second quarter of 2026, Regions Bank issued $1.5 billion of 4.755% fixed rate to floating rate senior notes due July 2029. The notes will initially bear interest at 4.755% per annum and, commencing on July 27, 2028, in conjunction with the call date, the notes will bear interest at a floating rate per annum equal to Compounded SOFR plus 0.807%.
Funding from the FHLB and Federal Reserve Bank is secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and Federal Reserve Bank. As of September 30, 2026, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $96.5 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB and Federal Reserve Bank is contingent on a subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
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

Regions is subject to supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. On September 30, the Federal Reserve finalized its rules supporting the stress testing framework aimed at enhancing transparency and public accountability while reducing volatility in stress test-related capital requirements. The rules require the Federal Reserve to solicit public comment on stress test scenarios and material changes to supervisory stress testing models. The rule also revises the stress testing timeline, with proposed scenarios released for public comment and finalized within the first quarter of each year. Additionally, the Federal Reserve is implementing a mechanism designed to reduce volatility in SCB requirements by averaging results for institutions that participate in two consecutive stress test cycles. As a Category IV bank, Regions will only benefit from the averaging approach if electing to participate during an off-cycle year. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for further details regarding CCAR results.
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 16—Regulatory Capital Requirements

	September 30, 2026 Ratio(1)	December 31, 2025 Ratio	Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized

Common equity Tier 1 capital:
Regions Financial Corporation	10.84%	10.89%	4.50%	7.00%	N/A
Regions Bank	11.59	11.72	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	11.90%	11.99%	6.00%	8.50%	6.00%
Regions Bank	11.59	11.72	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	13.77%	13.89%	8.00%	10.50%	10.00%
Regions Bank	13.23	13.37	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	9.79%	9.68%	4.00%	4.00%	N/A
Regions Bank	9.57	9.48	4.00	4.00	5.00%
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
RATINGS
    Table 17 "Credit Ratings" reflects the debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and DBRS.
Table 17—Credit Ratings

As of September 30, 2026
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Issuer Rating/Senior unsecured debt	BBB+	Baa1	A-	AH
Subordinated debt	BBB	Baa1	BBB+	N/A
Regions Bank
Short-term	A-2	P-1	F1	R-1M
Long-term bank deposits	N/A	A1	A+	AAL
Issuer Rating/Senior unsecured debt	A-	Baa1	A-	AAL
Subordinated debt	BBB+	Baa1	BBB+	AH
Outlook	Stable	Stable	Stable	Stable

On May 12, 2026, Fitch upgraded the Company's long-term bank deposits rating from A to A+ and affirmed the short-term rating of F1 reflecting reduced probability of default for deposits due to depositor preference in the U.S.
On August 27, 2026, DBRS upgraded the Company's issuer rating from A to AH and changed the outlook from Positive to Stable. DBRS also upgraded ratings for Regions Bank including the long-term bank deposits rating from AH to AAL, issuer rating from AH to AAL, and subordinated debt rating from A to AH and affirmed the short-term rating of R-1M. The upgrades reflect Regions highly granular, low-cost deposit base and leading market positions across the Southeast.
See the "Ratings" section in Regions' Annual Report on Form 10-K for the year ended December 31, 2025 for more information on debt ratings.
SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $17.8 billion at September 30, 2026 as compared to $19.0 billion at December 31, 2025. During the first nine months of 2026, net income increased shareholders' equity by $1.8 billion, dividends on common stock reduced shareholders' equity by $708 million, and dividends on preferred stock reduced shareholders' equity by $61 million. Changes in OCI decreased shareholders' equity by $1.7 billion during the nine months ended September 30, 2026. See the "Consolidated Statement Of Other Comprehensive Income (Loss)" for additional details. Common stock repurchased during the first nine months of 2026 decreased shareholders' equity by $555 million. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Total equity included noncontrolling interest of $119 million and $60 million at September 30, 2026 and December 31, 2025, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, of which Regions held a significant interest at September 30, 2026 and December 31, 2025.
Subsequent to September 30, 2026, the Company purchased approximately 1.2 million shares for approximately $33 million through November 6, 2026. These shares were immediately retired upon repurchase and therefore were not included in treasury stock.
See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" section for additional information.

STATEMENT OF INCOME ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in income and expense categories.
Table 18 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 18—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended September 30
	2026			2025
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Debt securities (2)(3)	$33,269	$312	3.75%	$33,223	$293	3.53%
Loans held for sale	501	8	6.55	662	9	5.52
Loans, net of unearned income (4)(5)	99,183	1,394	5.54	96,647	1,398	5.70
Interest-bearing deposits in other banks	7,204	69	3.79	8,316	94	4.51
Other earning assets	1,580	17	4.33	1,519	14	3.63
Total earning assets	141,737	1,800	5.02	140,367	1,808	5.09
Unrealized gains/(losses) on securities available for sale, net (2)	(1,125)			(1,001)
Allowance for loan losses	(1,503)			(1,616)
Cash and due from banks	3,001			2,892
Other non-earning assets	19,304			18,447
	$161,414			$159,089
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,147	4	0.13	$12,046	4	0.13
Interest-bearing checking	24,513	72	1.18	24,274	86	1.41
Money market	39,922	208	2.07	38,593	234	2.40
Time deposits	12,782	98	3.02	15,124	132	3.45
Total interest-bearing deposits (6)	89,364	382	1.70	90,037	456	2.01
Federal funds purchased and securities sold under agreements to repurchase	1,677	16	3.69	48	—	4.36
Other short-term borrowings	2,428	24	3.88	696	8	4.49
Long-term borrowings	4,633	64	5.46	5,527	75	5.39
Total interest-bearing liabilities	98,102	486	1.97	96,308	539	2.22
Non-interest-bearing deposits (6)	39,776	—	—	39,538	—	—
Total funding sources	137,878	486	1.40	135,846	539	1.57
Net interest spread (2)			3.05			2.87
Other liabilities	4,975			4,515
Shareholders’ equity	18,489			18,688
Noncontrolling interest	72			40
	$161,414			$159,089
Net interest income /margin on a taxable-equivalent basis (7)		$1,314	3.68%		$1,269	3.59%
_______
(1)Amounts have been calculated using whole dollar values and the prevailing interest accrual methodology.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $1 million and $7 million for the three months ended September 30, 2026 and 2025, respectively.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $32 million and $65 million for the three months ended September 30, 2026, and 2025, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $29 million and $31 million for the three months ended September 30, 2026 and 2025, respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits and equaled 1.17% and 1.39% for the three months ended September 30, 2026 and 2025, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Nine Months Ended September 30
	2026			2025
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$1	$—	4.42%
Debt securities (2)(3)	33,361	915	3.66	32,798	845	3.44
Loans held for sale	531	24	6.04	535	26	6.50
Loans, net of unearned income (4)(5)	98,119	4,085	5.52	96,284	4,141	5.70
Interest-bearing deposits in other banks	7,303	207	3.79	8,529	285	4.48
Other earning assets	1,528	46	4.04	1,490	44	3.92
Total earning assets	140,842	5,277	4.97	139,637	5,341	5.08
Unrealized gains/(losses) on securities available for sale, net (2)	(826)			(1,352)
Allowance for loan losses	(1,529)			(1,628)
Cash and due from banks	3,173			2,914
Other non-earning assets	18,994			18,417
	$160,654			$157,988
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,192	12	0.13	$12,174	12	0.13
Interest-bearing checking	24,958	217	1.17	24,722	263	1.42
Money market	40,222	624	2.07	37,213	658	2.37
Time deposits	13,086	299	3.05	15,416	412	3.57
Total interest-bearing deposits (6)	90,458	1,152	1.70	89,525	1,345	2.01
Federal funds purchased and securities sold under agreements to repurchase	1,146	32	3.67	56	1	4.39
Other short-term borrowings	2,038	59	3.84	346	12	4.52
Long-term borrowings	4,003	168	5.56	5,728	237	5.47
Total interest-bearing liabilities	97,645	1,411	1.93	95,655	1,595	2.23
Non-interest-bearing deposits(6)	39,560	—	—	39,384	—	—
Total funding sources	137,205	1,411	1.37	135,039	1,595	1.58
Net interest spread (2)			3.04			2.85
Other liabilities	4,639			4,523
Shareholders’ equity	18,744			18,390
Noncontrolling interest	66			36
	$160,654			$157,988
Net interest income/margin on a taxable-equivalent basis (7)		$3,866	3.67%		$3,746	3.59%
_______
(1)Amounts have been calculated using whole dollar values and the prevailing interest accrual methodology.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on debt securities includes hedging income of $3 million and $15 million for the nine months ended September 30, 2026 and 2025, respectively.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging expense of $102 million and $192 million for the nine months ended September 30, 2026, and 2025, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $86 million and $92 million for the nine months ended September 30, 2026 and 2025, respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits and equaled 1.18% and 1.39% for the nine months ended September 30, 2026 and 2025, respectively.
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
Net interest income on a taxable-equivalent basis increased in both the three and nine months ended September 30, 2026 compared to the same periods in 2025 driven by balance sheet growth and net interest margin expansion. Net interest margin was favorably impacted by lower funding costs, which declined more rapidly than earning asset yields in the lower short-term interest rate environment, and were attributable to disciplined deposit pricing management. Earning asset yields were supported by hedging activities and also benefited from fixed-rate asset turnover and a series of strategic securities repositioning transactions.
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
As of September 30, 2026, Regions evidenced a mostly balanced, or "neutral" asset/liability position, with asset duration of approximately 2.4 years and liability duration of approximately 2.4 years, using historically-informed approximations. Typically when the debt securities portfolio is recorded on the balance sheet at an unrealized loss, higher deposit values more than offset this loss. The additional value of deposits is realized in the form of lower-cost funding when compared with wholesale sources. While balance sheet analysis, particularly EVE analysis, does contemplate the economic value of deposits, the estimated fair value of deposits is equal to their carrying value for certain financial statement footnote disclosures, consistent with industry practices. See Note 10 "Fair Value Measurements" to the consolidated financial statements for additional information.
Pay-fixed fair value hedges and debt securities transfers from available for sale to held to maturity classification have been used over time to reduce AOCI volatility associated with unrealized securities gains and losses. Inclusive of these activities, the total debt securities portfolio duration is approximately 3.8 years, the available for sale securities portfolio duration is approximately 3.4 years, and the held to maturity securities portfolio duration is approximately 5.8 years. As pay-fixed fair value hedges are further utilized to manage AOCI volatility, receive-fixed cash flow hedges may be entered into as an offset to preserve the interest rate sensitivity of Regions' entire balance sheet.
As of September 30, 2026, Regions' net interest income profile was mostly neutral to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending September 2027. The estimated exposure associated with the rising and falling rate scenarios in Table 19 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Federal Funds rate, the interest rate on reserve balances, and SOFR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. In either scenario, it is expected that changes in funding costs and balance sheet hedging income will offset the change in asset yields, resulting in little change to net interest income.
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
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet changes in the coming 12 months. A reduction in deposit balances of $1 billion when compared to the base case estimate would reduce net interest income by $21 million over 12 months in the parallel, instantaneous +100 basis point scenario in Table 19. Conversely, if an additional $1 billion are added, a positive benefit of $21 million would be expected over 12 months in the parallel, instantaneous +100 basis point scenario in Table 19.
In rising rate scenarios only, management assumes that the mix of deposits will change versus the base case as informed by analyses of prior rate cycles. Currently, however, much of the anticipated mix shift has already occurred or is expected to occur within the baseline scenario, mitigating the amount of additional remixing in higher rate scenarios. The magnitude of the remixing is rate dependent and equates to an approximate $1.2 billion shift from non-interest-bearing deposits into time deposits over 12 months in the parallel, instantaneous +100 basis point scenario in Table 19. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $25 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $25 million in the parallel, instantaneous +100 basis point scenario.
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
Table 19—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income September 30, 2026(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$67
+ 100 basis points	40
- 100 basis points	(52)
- 200 basis points	(103)

Instantaneous Change in Interest Rates
+ 200 basis points	$26
+ 100 basis points	23
- 100 basis points	(57)
- 200 basis points	(109)
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
Derivatives—Regions uses financial derivative instruments for management of interest rate sensitivity and AOCI volatility management. ALCO, which consists of members of Regions’ senior management team, in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. Derivatives are also used to offset the risks associated with customer derivatives, which include interest rate, credit, and foreign exchange risks. The most common derivatives Regions employs are forward rate contracts, forward sale commitments, futures contracts, interest rate swaps, interest rate options (caps, floors, and collars), and contracts with a combination of these instruments.
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
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 20—Hedging Derivatives by Interest Rate Risk Management Strategy

	September 30, 2026
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)(3)	$36,442	3.7	3.4%	4.0%
Forward commitments - forecasted MBS purchases	10	—
Interest rate options(4)	3,000	2.4
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)(3)	7,378	6.9	4.1%	3.9%
Receive fixed/pay variable swaps - borrowings(3)	3,900	3.5	3.3%	4.2%
Total derivatives designated as hedging instruments	$50,730
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
During the three months ended September 30, 2026, in continued preparation for the finalization of the Basel III Endgame capital requirements, the Company’s derivatives hedging activity focused on the reduction of AOCI exposure from debt securities available for sale, through the addition of $1.6 billion in pay fixed, fair value swaps with a pay rate of 4.7 percent, a weighted-average start date in 2030, and a weighted-average maturity date in 2035. As an offset, to limit the interest rate risk on the consolidated balance sheet, the Company also added $1.6 billion in receive fixed, cash flow swaps intended to hedge floating rate loans, with a receive rate of 4.6 percent, a weighted-average start date in 2030, and a weighted average maturity date in 2035.
Subsequent to quarter-end, the Company increased pay fixed, fair value swap notional by $2.8 billion with a similar intent, focused on the reduction of AOCI exposure from debt securities available for sale. Interest rate risk for the consolidated balance sheet was offset through a combination of receive fixed, cash flow swaps hedging floating-rate loans, as well as receive fixed fair value swaps hedging, previously unhedged, fixed-rate borrowings.

Additionally, in the three months ended September 30, 2026, the Company added $500 million in receive fixed, cash flow swaps intended to hedge short-term rate volatility associated with floating rate loans. These were transacted with a receive rate of 4.3 percent, a weighted-average start date in 2026, and a weighted-average maturity date in 2030.
Finally, in the three months ended September 30, 2026, the Company also terminated $1.0 billion in receive fixed, cash flow hedges intended to hedge fixed rate loan turnover. Subsequent to quarter-end, the Company terminated an additional $750 million fixed-rate loan turnover hedges, consistent with the timing of the fixed-rate loan production the swaps were intended to hedge.
The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly and annual periods:
Table 21—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount (1)
	Three Months Ended
	9/30/2026	12/31/2026
	(In millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$23,188	$23,587
Receive variable/pay fixed swaps	4,317	4,818
Net receive fixed/pay variable swaps	$18,871	$18,769

Interest rate options	$2,000	$2,000

	Average Active Notional Amount (1)
	Year Ended
	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	2036		2038
	(In millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$23,274	$23,381	$22,021	$18,857	$17,193	$11,707	$5,562	$2,354	$1,838	$1,388	$989	$307	$42
Receive variable/pay fixed swaps	4,426	4,840	4,902	4,880	5,123	5,268	4,106	2,840	2,149	1,441	989	307	42
Net receive fixed/pay variable swaps	$18,848	$18,541	$17,119	$13,977	$12,070	$6,439	$1,456	$(486)	$(311)	$(53)	$—	$—	$—

Interest rate options	$2,000	$2,000	$1,745	$1,001	$254	$250	$1	$—	$—	$—	$—	$—	$—
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
See Note 9 "Derivative Financial Instruments and Hedging Activities" to the consolidated financial statements for a tabular summary of Regions’ derivatives positions and further discussion.

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
The following table summarizes the Company's available sources of liquidity as of September 30, 2026:
Table 22—Liquidity Sources

Availability as of September 30, 2026
(Dollars in billions)
Cash at the Federal Reserve Bank(1)	$7.3
Unencumbered investment securities(2)	25.1
FHLB borrowing availability	6.9
Federal Reserve Bank borrowing availability through the discount window	24.8
Total liquidity sources	$64.1
____
(1) Includes small in transit items that may not yet be reflected in the Federal Reserve Bank master account closing balance.
(2) Unencumbered investment securities comprise securities that are eligible as collateral for secured transactions through market channels or are eligible to be pledged to the FHLB, the Federal Reserve discount window, or the Standing Repo Facility.
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At September 30, 2026, Regions had approximately $7.3 billion in cash on deposit with the Federal Reserve Bank and other depository institutions. Refer to the "Cash and Cash Equivalents" section for more information.
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
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of September 30, 2026, Regions had $4.0 billion in short-term FHLB borrowings as discussed in the "Borrowed Funds" section. Regions had borrowing capacity from the FHLB as shown in Table 22. FHLB borrowing capacity was determined based on eligible securities and loan amounts, as of September 30, 2026, that were pledged as collateral for future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval may be required for retirement of some instruments. See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for additional information.
Regions maintains a liquidity management framework which establishes sustainable processes and tools to effectively identify, measure, mitigate, monitor, and report liquidity risks beginning with Regions’ Liquidity Management Policy and the Liquidity Risk Appetite Statements approved by the Board. Processes within the liquidity management framework include, but are not limited to, liquidity risk governance, cash management, liquidity stress testing, liquidity risk limits, contingency funding plans, and collateral management. While the framework is designed to comply with liquidity regulations, the processes are further tailored to be commensurate with Regions’ operating model and risk profile. The Company's liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company exceeded minimums and totaled $1.6 billion at September 30, 2026. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits. Also, see the “Supervision and Regulation—Liquidity Requirements” subsection of the “Business” section and the "Risk Factors" section in the 2025 Annual Report on Form 10-K for additional information.
INFORMATION SECURITY RISK
Refer to Part 1 Item 1C. Cybersecurity in the Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of Regions' risk identification and assessment, risk management and governance of information security risk.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that management determines is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. In the three and nine months ended September 30, 2026, net charge-offs exceeded provision by $4 million and $77 million, respectively. In the three and nine months ended September 30, 2025, net charge-offs exceeded provision by $30 million and $16 million, respectively. Refer to the "Allowance" section for further detail.
NON-INTEREST INCOME
Table 23—Non-Interest Income

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2026 vs. 9/30/2025
	2026	2025	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$171	$160	$11	6.9%
Card and ATM fees	126	122	4	3.3%
Investment management and trust fee income	96	91	5	5.5%
Capital markets income	107	104	3	2.9%
Mortgage income	32	38	(6)	(15.8)%
Investment services fee income	50	48	2	4.2%
Commercial credit fee income	35	28	7	25.0%
BOLI income	32	25	7	28.0%
Market value adjustments on employee benefit assets	(4)	12	(16)	(133.3)%
Securities gains (losses), net	(15)	(27)	12	44.4%
Other miscellaneous income	45	58	(13)	(22.4)%
	$675	$659	$16	2.4%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2026 vs. 9/30/2025
	2026	2025	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$501	$472	$29	6.1%
Card and ATM fees	369	364	5	1.4%
Investment management and trust fee income	285	267	18	6.7%
Capital markets income	275	267	8	3.0%
Mortgage income	97	126	(29)	(23.0)%
Investment services fee income	152	134	18	13.4%
Commercial credit fee income	93	84	9	10.7%
BOLI income	86	72	14	19.4%
Market valuation adjustments on employee benefit assets	15	25	(10)	(40.0)%
Securities gains (losses), net	(59)	(53)	(6)	(11.3)%
Other miscellaneous income	116	137	(21)	(15.3)%
	$1,930	$1,895	$35	1.8%
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, treasury management fees and other customer transaction-related service charges. Service charges on deposit accounts increased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 driven by an increase in fees from treasury management services and overdraft fees.
The Company continues to monitor and evaluate the potential impact of proposals to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction, which remain subject to ongoing litigation.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was due primarily to net hedge valuation adjustments related to MSRs. Lower gains on the sales of mortgage loans also contributed to the decrease for the three months ended September 30, 2026. Additionally, late in the third quarter of 2026, the Company purchased the right to service $9.5 billion of loans.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased in the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to improved advisor production, resulting in new accounts, asset inflows, and increases in advisory fees.
Commercial Credit Fee Income
Commercial credit fee income includes letters of credit fees and unused commercial commitment fees. In the three and nine months ended September 30, 2026 commercial credit fee income increased compared to the same periods in 2025 driven by higher standby letter of credit income and commercial unused fees.
BOLI Income
BOLI income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. BOLI income increased during the three and nine months ended September 30, 2026 compared to the same periods in 2025 driven primarily by increased insurance claim income.
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
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, income from SBIC investments, valuation adjustments to equity investments, commercial loan and leasing related income, fees from safe deposit boxes, check fees and other miscellaneous income including unusual gains. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income decreased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 due primarily to a decline in other consumer revenue and commercial leasing fee income.
NON-INTEREST EXPENSE
Table 24—Non-Interest Expense

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2026 vs. 9/30/2025
	2026	2025	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$694	$671	$23	3.4%
Equipment and software expense	113	106	7	6.6%
Net occupancy expense	74	72	2	2.8%
Outside services	45	42	3	7.1%
Marketing	29	28	1	3.6%
Professional, legal and regulatory expenses	35	30	5	16.7%
Credit/checkcard expenses	18	15	3	20.0%
FDIC insurance assessments	16	15	1	6.7%
Operational losses	7	18	(11)	(61.1)%
Visa class B shares expense	4	8	(4)	(50.0)%
Branch consolidation, property and equipment charges	—	(5)	5	100.0%
Other miscellaneous expenses	83	103	(20)	(19.4)%
	$1,118	$1,103	$15	1.4%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2026 vs. 9/30/2025
	2026	2025	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$2,050	$1,954	$96	4.9%
Equipment and software expense	328	309	19	6.1%
Net occupancy expense	219	214	5	2.3%
Outside services	134	121	13	10.7%
Marketing	86	84	2	2.4%
Professional, legal and regulatory expenses	91	81	10	12.3%
Credit/checkcard expenses	48	46	2	4.3%
FDIC insurance assessments	52	55	(3)	(5.5)%
Operational losses	25	44	(19)	(43.2)%
Visa class B shares expense	7	19	(12)	(63.2)%
Branch consolidation, property and equipment charges	5	(5)	10	200.0%
Other miscellaneous expenses	262	293	(31)	(10.6)%
	$3,307	$3,215	$92	2.9%
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to higher base salaries from annual merit increases, which also increased related taxes, and higher production-based incentives. The increase in the nine months ended September 30, 2026 compared to the same period in 2025 was also driven by an increase in severance. Partially offsetting the increases was lower market valuation adjustments for supplemental employee benefit liabilities. Full-time equivalent headcount increased to 19,968 at September 30, 2026 from 19,675 at September 30, 2025.
Outside Services
Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services expense increased in the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to the timing and volume of services provided.

Professional, Legal and Regulatory Expenses
Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal, and regulatory expenses increased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to higher legal fees and legal settlement costs.
FDIC Insurance Assessments
FDIC insurance assessments consist of insurance premiums and special assessment expenses paid to the FDIC to maintain insurance coverage on eligible customer deposits.
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
Operational Losses
Operational losses include losses related to fraud, execution, delivery and process management, and damage to physical assets. Operational losses decreased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to a decline in check fraud resulting from effective prevention countermeasures.
Visa Class B Shares Expense
Visa class B shares expense is associated with previously sold shares. The Visa class B shares have restrictions tied to the finalization of certain covered litigation. Visa class B shares expense decreased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to lower escrow funding expense for the Company's proportionate share of ongoing covered litigation.
Other miscellaneous expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, operational losses and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses decreased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to a decline in other costs related to employee benefit plans.
INCOME TAXES
The Company’s income tax expense for the three months ended September 30, 2026 was $156 million compared to $139 million for the three months ended September 30, 2025, resulting in effective tax rates of 19.8 percent and 19.7 percent, respectively. The Company’s income tax expense for the nine months ended September 30, 2026 was $459 million compared to $413 million for the nine months ended September 30, 2025, resulting in effective tax rates of 20.7 percent and 20.3 percent, respectively.
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
At September 30, 2026, the Company reported a net deferred tax asset of $671 million compared to $244 million at December 31, 2025. The increase in the net deferred tax position primarily reflects the deferred tax effects associated with increases in unrealized losses on securities available for sale and derivative instruments recognized during the nine months ended September 30, 2026.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2026, there were no changes in Regions’ internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
The following table presents information regarding issuer purchases of equity securities during the third quarter of 2026. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 1-31, 2026	614,742	$30.96	614,742	$2,524,065,745
August 1-31, 2026	2,079,799	$30.61	2,079,799	$2,460,394,030
September 1-30, 2026	366,976	$29.99	366,976	$2,449,388,593
Third Quarter 2026	3,061,517	$30.61	3,061,517	$2,449,388,593
_____
(1) Average price paid does not reflect the one percent excise tax charged on public company share repurchases.
(2) On December 10, 2025, the Board authorized the repurchase of up to $3.0 billion of the Company's common stock for the period beginning January 1, 2026 and extending through December 31, 2027.

Item 5. Other Information
Securities Trading Plans of Section 16 Officers and Directors
During the three months ended September 30, 2026, none of our officers or directors adopted or terminated a contract, instruction or written plan for the sale or purchase of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

DATE: November 9, 2026	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Chief Accounting Officer